Form 10-K
period 1997-10-31
EDWARDS J D & CO
filed 1998-01-23
CIK 798757

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO        .

                        COMMISSION FILE NUMBER 000-23091

                             J.D. EDWARDS & COMPANY
             (exact name of registrant as specified in its charter)

              DELAWARE                       84-0728700
    (state or other jurisdiction          (I.R.S. Employer
  of incorporation or organization)    Identification Number)

ONE TECHNOLOGY WAY, DENVER, COLORADO
   (address of principal executive             80237
              offices)                       (zip code)

        Registrant's telephone number, including area code 303/334-4000

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                         COMMON STOCK, PAR VALUE $0.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 16, 1998, there were 93,979,136 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on January 16, 1998) was approximately $792 million. Shares of the Registrant's common Stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on March 18, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about J.D. Edwards' industry, management's beliefs and certain assumptions made by J.D. Edwards' management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting the Company's Business, Operating Results, and Financial Condition" on pages 17 through 25. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

     J.D. Edwards & Company, J.D. Edwards and WorldVision are registered trademarks of the Company. WorldSoftware, OneWorld, Genesis and Configurable Network Computing are trademarks of the Company. All other trade names and trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. BUSINESS.

  Overview

     J.D. Edwards develops, markets and supports highly functional Enterprise Resource Planning ("ERP") software solutions that operate on multiple computing platforms and are designed to accelerate customers' time to benefit, lower customers' cost of ownership and reduce information systems risks arising from changes in technology and business practices. The Company's integrated software application suites support manufacturing, finance, distribution/logistics and human resources operations for multi-site and multinational organizations. Through its Configurable Network Computing ("CNC") architecture, the Company's ERP software is specifically designed to enable customers to change technology and/or business practices while minimizing costs and business interruptions. The Company provides implementation, training and support services designed to enable customers to rapidly achieve the benefits of the Company's ERP solutions. The Company has developed and marketed ERP solutions for over 20 years, principally for operation on AS/400 and other IBM mid-range systems and, more recently, on leading UNIX and Windows NT ("NT") servers through Windows- and Internet browser-enabled desktop clients.

     The Company's family of application suites is designed to improve most organizations' core business processes. In addition, the Company extends its application suites to address certain vertical markets with specific configurations, templates and additional software features designed to meet these industries' needs. The Company offers two versions of its application suites -- WorldSoftware and OneWorld. WorldSoftware operates in a host-centric environment on the AS/400 platform. With the addition of the WorldVision thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface. OneWorld incorporates the Company's CNC architecture and operates on leading UNIX and NT servers, as well as the AS/400 platform. The Company believes its network-centric CNC architecture provides a valuable extension beyond traditional client/server architectures by masking complexity, lowering cost of change and facilitating greater scalability. In addition, WorldSoftware and OneWorld are capable of operating together in a unified enterprise-wide environment. The Company also provides WorldSoftware and OneWorld toolsets to enable rapid implementation, customization and modification of its application suites.

     The Company distributes, implements and supports its products worldwide through 48 offices and more than 190 third-party business partners. To date, the Company has more than 4,300 customers with sites in approximately 100 countries. Customers include Amgen, Inc., E&J Gallo Winery, Harley Davidson Europe Ltd., Lexmark International, Inc., Mobil Corporation, Samsonite Corporation and SmithKline Beecham plc.

     The Company was incorporated in Colorado in March 1977 and was reincorporated in Delaware in August 1997. The Company's principal executive office is located at One Technology Way, Denver, Colorado 80237 and its telephone number is 303/334-4000. The Company's home page can be located on the World Wide Web at http://www.jdedwards.com. Except as otherwise noted herein, all references to "J.D. Edwards" or the "Company" shall mean J.D. Edwards & Company and its subsidiaries.

  Recent Developments

     Corporate Realignment. The Company recently completed a company-wide realignment. This realignment is strategically aimed at addressing the Company's expansion into the open systems market, maintaining its strong position in the AS/400 market and managing global growth. Four key executives have been promoted to senior vice president positions as a part of this realignment.

     The Company believes that by realigning its corporate structure it will be able to capitalize on market opportunities in the both the AS/400 and open systems markets, as well as provide consistency throughout the organization that will allow the Company to better achieve its goals and objectives.

  Industry Background

     ERP systems are designed to enhance an organization's ability to manage and execute business functions such as manufacturing, finance, distribution/logistics and human resources. These systems manage and store large amounts of diverse business information, providing continuous and simultaneous availability of information to geographically dispersed employees, customers and suppliers.

     Historically, ERP solutions have primarily consisted of host-centric systems that operate on mainframes or mid-range computers. These systems, developed over many years and representing considerable investments by customers, provide high levels of performance, scalability, data security and reliability. In addition, host-centric ERP systems designed as single-vendor environments offer reduced complexity in implementation and management. However, such systems generally do not have the flexibility to support diverse and changing operations within a customer's business or to respond effectively to changing technologies. Despite these limitations, many host-centric systems are still being widely deployed for ERP applications because of their strengths.

     In recent years, ERP systems have been developed with client/server architectures. These distributed systems generally offer users easier access to information, as well as multi-site processing capabilities. Compared to host-centric systems, client/server environments are better able to accommodate diverse hardware, software and network technology changes that can result from rapid organizational growth, acquisitions and consolidations. However, such systems are inherently complex and generally require lengthy and costly implementation efforts, extensive user training and substantial ongoing support.

     Both host-centric and client/server systems require extensive initial implementation and ongoing modifications to support an organization's current and continuously changing business practices. The implementation of a new ERP system may in some cases require an organization to subordinate or re-engineer its established business practices to accommodate system or architectural constraints. These requirements can increase the cost of ownership of an ERP system and overwhelm organizations with limited internal IT staffs, particularly rapidly growing and resource-constrained mid-sized organizations. In addition, the difficulties associated with implementation and modification can put organizations at risk of costly interruptions to normal business operations. Accordingly, the Company believes there is a substantial market opportunity for ERP solutions that offer faster time to benefit, reduce risks associated with implementation and modification and lower overall cost of ownership. These solutions should consist of an integrated suite of ERP applications and services that offer the reliable performance, ease of implementation and ease of management available in host-centric systems as well as the flexibility to support multi-site, multi-supplier, multi-platform environments found in client/server systems. At the same time, these solutions should mask the complexities of the underlying hardware, software and network technologies.

  The J.D. Edwards Solution

     J.D. Edwards develops, markets and supports highly functional ERP software solutions that operate on multiple computing platforms and are designed to accelerate customers' time to benefit, lower customers' cost of ownership and reduce information systems risks arising from changes in technology and business practices. The Company's integrated software application suites support manufacturing, finance, distribution/logistics and human resources operations for multi-site and multinational organizations. Through its CNC architecture, the Company's ERP software is specifically designed to enable customers to change technology and/or business practices while minimizing costs and business interruptions. The Company provides implementation, training and support services designed to enable customers to rapidly achieve the benefits of the Company's ERP solutions. The Company has developed and marketed ERP solutions for over 20 years, principally for operation on AS/400 and other IBM mid-range systems and, more recently, on leading UNIX and NT servers through Windows- and Internet browser-enabled desktop clients.

     The Company's ERP solutions are designed to offer the following customer benefits:

     Deliver and Support Comprehensive Solutions for Global Enterprises. The Company's ERP software supports an organization's core business processes through a family of application suites, including manufacturing, finance, distribution/logistics and human resources. These application suites are designed to enable a customer to integrate business information across its organization and throughout its entire supply chain; accommodate diverse business practices across a geographically dispersed organization; and support multiple languages, currencies and jurisdictions. The Company's experienced service organization provides training, support and a tested methodology to enable rapid implementation of its ERP solutions.

     Facilitate Changes in Technology and Business Practices. The Company's CNC architecture is designed to mask the complexities of underlying platform technologies, thus enhancing flexibility and simplifying software modification. Using the Company's highly flexible software toolset, customers can modify the Company's application suites to accommodate their business practices without regard to the underlying hardware, software and network technologies. By masking the complexity of the underlying technology, the Company's CNC architecture facilitates the incorporation of new technologies and enables customers to modify business practices without extensive low-level software code modification or support.

     Offer Technology Choices for Different Market Segments. Customers can select between two versions of the Company's application suites. The Company offers its WorldSoftware version to customers who seek the reliable performance and lower cost of ownership associated with host-centric systems. The Company provides its OneWorld version to customers who want the accessibility of information and ease of use typically associated with client/server systems, without the burdens often associated with these complex systems. OneWorld's object-based technology is designed to enhance programmer productivity, facilitate modification of business practices and leverage network scalability. OneWorld, introduced in late 1996, operates on leading UNIX and NT servers, in addition to the AS/400 platform. By offering two versions of its software, the Company addresses different market segments and allows customers to maintain consistent business functionality while combining different technologies to meet their specific requirements.

     Preserve and Extend Customer Investment. The Company designed OneWorld to provide customers with a migration path to a network-centric architecture, while preserving the customers' existing investments in AS/400 platforms. The Company's CNC architecture enables OneWorld and WorldSoftware application suites to co-exist on the AS/400 platform, allowing customers to incorporate the new technologies of OneWorld while maintaining consistent functionality with their WorldSoftware systems. This architecture minimizes disruptions and reduces the overall cost of change for customers.

     Lower Cost of Ownership. The Company's ERP solutions are designed to reduce overall cost of ownership through a combination of advanced technology and comprehensive service and support. The Company's CNC architecture is specifically designed to enable customers to change business practices or technology environments without significant costs or business interruptions. In addition, the Company's OneWorld software version is platform independent, allowing customers to select the best price and performance solutions from multiple hardware and software suppliers. The Company also offers implementation services and support enabling more rapid deployment of the Company's ERP solutions, thus reducing customers' overall cost of ownership.

     Establish Long-Term Customer Relationships. The Company has designed its ERP software solutions with broad business functionality and flexibility to reduce the need for significant custom modifications. By minimizing custom modifications, the customer's ability to benefit from subsequent releases is enhanced, as is the Company's ability to support the software as implemented. The Company believes its investment in worldwide customer support services and user groups facilitates customer communication and feedback, enhancing customer satisfaction. The Company believes this focus on standard software functionality and flexibility, and its investment in customer support and user groups, contribute to long-term customer relationships.

  Strategy

     J.D. Edwards' objective is to strengthen and expand its position as a leading supplier of ERP software and services. The key elements of the Company's strategy are as follows:

     Leverage Leadership Position in Middle Market. The Company believes that its ERP solutions address the needs of a broad spectrum of organizations, ranging from organizations with revenue in the tens of millions to the largest global enterprises. The Company has principally targeted mid-sized organizations, including divisions and business units of larger companies, with annual revenues between $100 million and $2 billion. The Company believes the ease of implementation and lower cost of ownership associated with its application suites meet important needs of rapidly growing and resource-constrained mid-sized organizations. The Company's ERP solutions provide robust functionality, reduced implementation time and ease of use. Although the Company expects to devote a significant amount of its resources to further penetrate this market, the Company also intends to leverage its extensive ERP experience with mid-sized organizations to address the needs of larger global enterprises.

     Leverage Development Resources through Advanced Technologies. The Company uses advanced technologies to develop highly functional, integrated ERP solutions in a rapid and efficient manner. The Company's OneWorld toolset is specifically designed for rapid creation of business functionality and incorporation of new technologies. The Company uses the OneWorld toolset to develop OneWorld application suites, thus leveraging the Company's development resources. Using its OneWorld toolset, the Company has been able to recreate business functionality in OneWorld application suites in substantially less time than it took to develop the same application suites for WorldSoftware. The Company believes that this ability to rapidly create business functionality and incorporate new technologies is an important competitive advantage in its market.

     Expand Vertical Market Focus. Over the last 20 years, the Company has acquired significant vertical market experience and expertise through developing, selling and deploying ERP solutions for over 4,300 customers across a variety of industries. The Company has leveraged this experience into the development of customized application suites for a number of vertical markets. These application suites include configurations and templates designed to provide more rapid customization, implementation and time to benefit for customers in these industries. In addition, the Company believes that the ability to focus its development and sales personnel on the needs of specific industries has made its sales and marketing efforts more efficient and effective in these vertical markets. To date, the Company has developed customized application suites for three vertical markets: (1) architecture, engineering, construction, mining and real estate; (2) energy and chemical systems; and (3) public services. The Company is developing additional customized application suites in vertical markets in which it has significant experience and expertise, including automotive supply, consumer packaged goods, electronics, industrial fabrication and assembly and pharmaceuticals.

     Provide High Quality Services Directly and Through Third Parties. The Company believes that its high-quality consulting, implementation, support and training services enable the Company to achieve a high level of customer satisfaction, strong customer references and long-term relationships, as well as facilitate software improvement based on customer feedback. The Company is committed to providing efficient, high-quality service. To this end, the Company offers extensive worldwide implementation, training and support services for its AS/400 customers directly through its customer service personnel and through third-party implementation providers to whom the Company subcontracts such services. The Company intends to rely primarily on third-party implementation providers to contract directly with customers for the implementation of the OneWorld version of its application suites. These relationships will enable the Company to provide implementation services through third-party personnel with extensive client/server expertise, while concentrating its own service resources on those activities it can perform most efficiently. The Company believes that this direct and third-party customer service strategy will enable it to deliver comprehensive and timely services worldwide.

     Expand Strategic Relationships. The Company intends to expand its existing, and develop new, strategic relationships with leading hardware and software suppliers, such as IBM, Hewlett-Packard, Digital Equipment Corporation, Oracle and Microsoft, as well as with third-party implementation providers, including global accounting and consulting firms. The Company believes these activities will provide greater access to a wider variety of potential customers and leverage the technical expertise of such third parties, allowing the Company to devote additional resources to product development and marketing activities.

     Extend Global Presence. The Company plans to extend its already significant commitment to international sales and support to take advantage of worldwide ERP market opportunities. The Company's ERP solutions have been designed to meet the special requirements of multi-site and multinational organizations. Currently, the Company employs over 880 international sales and customer service representatives in 26 international offices. The Company also relies upon its indirect channel of more than 190 consulting and sales partners with offices throughout the world. The Company believes that further expansion of its direct and indirect sales channels will enhance its competitive position, increase market penetration and achieve greater name recognition.

  Products

     The Company's family of application suites is designed to improve most organizations' core business processes. In addition, the Company extends its application suites to address certain vertical markets with specific configurations, templates and additional software features designed to meet these industries' needs. The Company offers two versions of its application suites -- WorldSoftware and OneWorld. WorldSoftware operates in a host-centric environment on the AS/400 platform. With the addition of the WorldVision thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface. OneWorld incorporates the Company's CNC architecture and operates on leading UNIX and NT servers, as well as the AS/400. The Company believes its network-centric CNC architecture provides a valuable extension beyond traditional client/server architectures by masking complexity, lowering cost of change and facilitating greater scalability. In addition, WorldSoftware and OneWorld are capable of operating together in a unified enterprise-wide environment. The Company also provides WorldSoftware and OneWorld toolsets to enable rapid implementation, customization and modification of its application suites.

  Application Suites

     The Company's family of application suites includes manufacturing, finance, distribution/logistics and human resources. The Company's application suites accommodate different business practices across a geographically dispersed organization, as well as multiple languages, currencies and jurisdictions. Each suite can operate on a stand-alone basis, or can be integrated with other Company suites and selected third-party applications and systems. The majority of the Company's customers deploy multiple application suites.

     Manufacturing. The Company's manufacturing application suite is designed to enable organizations to optimize their manufacturing operations resources within a single plant or across multiple locations and to provide information links to other departments within the organization.

     Finance. The Company's finance application suite is designed to provide structure, security and the ability to audit a customer's financial systems without limiting the customer's ability to respond to operational and market changes. The application suite provides a central repository of financial information with simplified transaction processing.

     Distribution/Logistics. The Company's distribution/logistics application suite is designed to provide enterprise-wide distribution chain, supply chain and logistics management.

     Human Resources. The Company's human resources application suite is designed to address the unique needs of human resource and payroll managers and offers close integration with the Company's other application suites.

  Vertical Market Application Suites

     Over the last 20 years, the Company has acquired significant vertical market experience and expertise through developing, selling and deploying ERP solutions for over 4,300 customers across a variety of industries. The Company has leveraged this experience into the development of customized application suites for a number of vertical markets. To date, the Company has developed customized application suites for three vertical markets: (1) architecture, engineering, construction, mining and real estate ("AEC"); (2) energy and chemical systems ("ECS"); and (3) public services. These industry-specific configurations are designed to provide more rapid customization and implementation, accelerating time to benefit for customers in these industries. Moreover, the Company believes its vertical market strategy has improved the efficiency and effectiveness of its own sales and service operations. Each of the current targeted vertical markets is described below:

     Architecture, Engineering, Construction, Mining and Real Estate. The Company's AEC application suite includes templates for such common tasks as job costing, work order management, contract and service billing and equipment management, among others, while offering additional industry-specific functions for each market.

     Energy and Chemical Systems. The Company's ECS application suite enables customers to manage all phases of energy and chemical product and process flow, which is particularly critical given the regulatory controls and competitive environment of these industries. This template is used for equipment management, load and delivery management, procurement planning, bulk inventory management and other related functions.

     Public services. The Company provides its public services application suite for use by organizations and agencies such as government entities, school districts and utility companies. In addition to providing such organizations and agencies with common functions, including financial administration, budgeting and reporting, and human resources administration, this application suite provides functionality specific to the needs of each sector.

     The Company has significant expertise in the following additional vertical markets: automotive supply, consumer packaged goods, electronics, industrial fabrication and assembly and pharmaceuticals. The Company plans to continue its strategy of customizing application suites and templates for these vertical markets. As with its existing vertical markets, the Company also plans to offer industry specific training and services to these new markets. In addition to its vertical market focus, the Company has developed Genesis, a version of WorldSoftware targeted for sales to small businesses and distributed exclusively through business partners.

     The Company's application suites are licensed under perpetual, fully paid licenses. The prices for such licenses are based on the functionality of the application suite and the number and type of licensed users. Customers pay a base amount per application suite plus a per user amount. For global enterprises, the base price per application suite ranges from $16,500 to $38,800 and includes supported languages and localizations. The price per user is dependent upon volume and type of user and, for global enterprises, generally begins at $7,900 per user for a concurrent user. Other user types are available at a lower price.

  Technology Architecture

     The Company offers two versions of its application suites -- WorldSoftware and OneWorld. WorldSoftware operates in a host-centric environment on the AS/400 platform. OneWorld incorporates the Company's CNC architecture and operates on leading UNIX and NT servers, as well as the AS/400. In addition, WorldSoftware and OneWorld are capable of operating together in a unified enterprise-wide environment.

     WorldSoftware is a well established, procedural-based technology designed to take advantage of the security, integrity and easily maintained architecture of the AS/400 platform. Unlike many host-centric ERP systems, WorldSoftware provides flexibility to make run-time changes in application suites without the need to recompile software. WorldSoftware also incorporates features such as an active data dictionary, user defined codes and a variety of run-time options. With the addition of the WorldVision thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface.

     OneWorld is an object-based, event-driven technology designed to provide the information access and other user benefits of traditional client/server systems while masking complexity and accommodating future change. OneWorld's CNC architecture enables the deployment of a single version of an application across a network, regardless of the underlying technologies. The CNC architecture consists of three components: (1) the application layer; (2) the toolset layer; and (3) the technology layer.

     The OneWorld application layer contains the specific business functionality of the OneWorld manufacturing, finance, distribution/logistics and human resources application suites. OneWorld application suites are composed of up to 3,000 reusable objects. The applications are distributed by the OneWorld deployment server in object form to individual platforms where they are compiled and executed. A customer changes the application logic by modifying the objects or creating new objects using the OneWorld toolset. Applications containing the modified or newly created objects are then redistributed to individual platforms. The Company believes that this single-point-of-change architecture significantly reduces the cost of change compared to traditional client/server architectures.

     The OneWorld toolset is used to create or modify OneWorld objects, allowing customers or the Company's developers to quickly create new application functionality. The toolset also insulates users from lower level technologies. For example, OneWorld objects exist independent of any specific computer language. Currently, the OneWorld toolset can generate objects in three computer languages -- C, C++ and Java. The Company believes it can readily incorporate new languages in the future as market requirements dictate. The Company also believes that this unified toolset approach significantly reduces customers' cost of ownership when compared to traditional client/server systems that require a variety of tools.

     The OneWorld technology layer is designed to mask the differences between underlying platforms and provide a uniform interface for OneWorld applications. This uniformity allows a single object to execute on a wide variety of platforms, a "write once, run anywhere" capability. The technology layer currently supports IBM's AS/400 platform, Digital Equipment Corporation's Alpha- and Intel-based NT servers, IBM's RS/6000, Hewlett-Packard's 9000, as well as other NT servers from NEC and Fujitsu. Supported clients include personal computers running Windows 95 and Windows NT or any desktop system running an Internet browser. Supported databases include Oracle databases, the IBM DB2 family and Microsoft's SQL Server. The Company intends to continue to integrate additional platforms, servers and software as necessary to meet market demands.

     The technology layer also integrates a variety of components not typically integrated in traditional client/server architectures, including an object request broker, a transaction processing monitor, a workflow engine, a C/C++ generator and a Java generator. In traditional client/server implementations, customers often have to integrate these components obtained from multiple suppliers. The Company believes that its architecture and high degree of integration reduce the cost of ownership and facilitate change when compared to traditional client/server implementations.

  Toolsets

     The Company's software application suites were developed with the Company's WorldSoftware and OneWorld toolsets. These toolsets are also used for the ongoing enhancement and modification of the Company's products. The Company believes the advantages of these toolsets include increased productivity, increased code consistency, self-documenting code and improved quality.

     The WorldSoftware and OneWorld toolsets are bundled with the WorldSoftware and OneWorld applications, providing customers the same productivity, consistency and quality benefits enjoyed by the Company's own developers, thus reducing the complexities typically associated with upgrades to new releases. Since modifications made by customers to conform the applications to local business practice and modifications made by the Company in the course of creating new releases are made with the same toolset, it is easier and faster to upgrade to new releases while preserving the customers' modifications. The Company believes that this capability enables customers to incorporate new functionality more rapidly, while also reducing the Company's support costs, since fewer customers remain on older releases.

     The Company's WorldSoftware toolset provides a high-level architecture, allowing the Company's development staff to express business practices as an abstract model. The toolset then uses the model to generate RPG code that runs on an AS/400 platform in a host-centric, procedural architecture. The Company continues to use this toolset to add new functionality to the WorldSoftware application suites.

     The Company's OneWorld toolset incorporates more advanced technologies, including object-based methods and event-driven models. The OneWorld toolset generates code in C, C++ and Java for a multi-platform, network-centric environment. Because the OneWorld toolset rigorously separates business logic from underlying technologies, it also facilitates the incorporation of new technologies. The Company believes that the ability to incorporate new technologies by regenerating, rather than rewriting, applications provides a competitive advantage.

  Implementation Services and Training

     The Company believes that delivery of its ERP software together with high quality consulting, implementation, support and training services enables the Company to achieve a high level of customer satisfaction, strong customer references and long-term relationships, as well as facilitate software improvement based on customer feedback. The Company offers extensive implementation and training services directly and through third parties to assist customers in rapidly achieving benefits from its ERP solutions. As of October 31, 1997, the Company had 1,201 employees in its customer services and training departments, located worldwide, and had relationships with more than 190 business partners with offices throughout the world.

  Implementation Services

     The Company has designed an implementation process called the REP methodology ("Rapidly, Economically and Predictably"), which offers a balance of structure and flexibility for organizations implementing the Company's ERP solutions. The goal of REP is to accelerate customers' time to benefit by taking advantage of the Company's technology, business know-how and experience in the ERP market. REP is a nine-step process designed to enable on-time and on-budget implementation of the Company's ERP solutions.

     In addition to its standard implementation services, the Company also offers a full range of custom implementation services, including conversion programs, upgrade assistance, custom modifications and interfaces, and technical documentation. Implementation services are generally provided on a time and materials basis.

  Third-Party Implementation Providers

     The Company seeks to provide its customers with high quality implementation services in the most efficient and effective manner. In some cases where the Company does not provide implementation services itself, it subcontracts such services through third parties. The Company also has relationships with a limited number of third-party implementation providers that contract directly with customers for the implementation of the Company's software. The Company selects these third-party providers carefully to ensure that they have the ability and knowledge to represent the Company and implement its ERP solutions properly. Providers receive intensive training regarding the Company's application suites and its REP implementation process. In addition, the Company evaluates these providers on a regular basis to ensure quality service and support to its customers. In the future, the Company intends to rely primarily on third-party implementation providers to contract directly with customers for the implementation of the OneWorld version of its applications suites. These relationships will enable the Company to provide implementation services through third-party personnel with extensive client/server expertise, while concentrating its own service resources on those activities it can perform most efficiently. The Company believes that this direct and third-party customer service strategy will enable it to deliver comprehensive and timely services worldwide.

  Education and Training

     The Company offers a comprehensive education and training program to its customers and to the Company's third party implementation providers. Classes are offered at in-house facilities located throughout the world, as well as at customer locations. The Company's instructors are certified for each course they teach, and their backgrounds generally include cross-functional experience in product testing, customer support and implementation services.

  Support

     The Company believes that providing business solutions along with a high level of on-going support to its customers is a critical element in establishing long-term relationships and maintaining a high level of customer satisfaction. The Company provides support services for an annual fee, which entitles the customer to receive telephone customer support, as well as enhancements and updates to its licensed version of the Company's software. The Company provides customer support through three customer support centers located in Denver, London and Singapore, which are connected to each other through a wide area network. Customer support from these centers is provided in nine languages on a 12-hour-per-day, five-day-per-week basis, and in English-only on a 24-hour-per-day, seven-day-per-week basis. Customer support personnel have the ability to access customer systems remotely to diagnose and resolve problems. As of October 31, 1997, the Company had 368 employees in its customer support department.

  Customers

     As of October 31, 1997, the Company had licensed its application suites to over 4,300 customers. During each of the last three fiscal years, no customer accounted for more than 10% of total revenue. The following is a representative sample of current customers across various industry groups:

ARCHITECTURE, ENGINEERING, CONSTRUCTION,
  MINING AND REAL ESTATE

Benderson Development Company, Inc.
Bovis, Inc.
CBI Industries, Inc.
David Weekley Homes
Foster Wheeler Corporation
Gilbane Building Company
Granite Construction Company
Hensel Phelps Construction Company
Hoffman Corporation
Hubbard Construction Company
Koll Construction Company
PCL Constructors
RE/MAX International Incorporated
Sundt Corporation
The Ryland Group, Inc.

AUTOMOTIVE SUPPLY

ASC, Inc.
B.F. Goodrich Europe Coordination Center
  N.V.
Champion Laboratories, Inc.
Dana Corporation
Harley Davidson Europe Ltd.
Lectron Products, Inc.
Saab Automobile AB

CONSUMER PACKAGED GOODS

American Home Products Corporation
Bacardi Imports, Inc.
Ball Corporation
Beringer Wine Estates Company
Bic SA
Boise Cascade Office Products Corporation
E&J Gallo Winery
Estee Lauder International, Inc.
Libbey Glass, Inc.
Parker Pen USA, Ltd.
Prestone Products Corporation
Rawlings Sporting Goods Company
Regal Ware, Inc.
Robert Mondavi Winery
Rollerblade, Inc.
Rollins, Inc.
Samsonite Corporation
Seiko Corporation of America
Tambrands, Inc.
The Limited
United Merchandising
VANS, Inc.

ELECTRONICS

Emerson Electric Company
General Instrument Corporation
IBM
Lexmark International, Inc.
Medtronic, Inc.
Oki Electric Europe Gmbh
Oki Electronics (Hong Kong) Ltd.
Paradyne Corporation
Philips Electronics Ireland Limited
Simmons Canada, Inc.

ENERGY AND CHEMICAL SYSTEMS

Albright & Wilson Americas, Inc.
Burmah Castrol plc.
Chevron Chemical Company
Elf Oil U.K.
LaRoche Industries, Inc.
Mississippi Chemical Corporation
Mobil Corporation
Praxair, Inc.
Sandoz Technology Limited
Shell International Limited
Unocal Chemicals Division

INDUSTRIAL FABRICATION AND ASSEMBLY

Coachman Industries, Inc.
Electrolux AB
Huffy Corporation
Kawneer Company, Inc.
Krones, Inc.
Mueller Co.
New Holland
Overhead Door Corporation
Parker Hannifin Corporation
Zexel USA Corporation

PHARMACEUTICALS

Amgen, Inc.
Baxter Healthcare Corporation
Lilly Industries Limited
Mallinckrodt Group, Inc.
Sanofi
SmithKline Beecham plc
Sterling Winthrop, Inc.
Warner Lambert Company

PUBLIC SERVICES

City of Battle Creek
City of Calgary -- Land and Housing
  Development
City of Falls Church, Virginia
City of Troy, Michigan
Colorado Housing & Finance Authority
Government of Bermuda
Government of the British Virgin Islands --
  Ministry of Finance
Idaho Housing Agency
Louisiana Employees' Retirement System
Manchester Airport (UK) plc
McCarran Airport, Las Vegas (Clark County)
The Metropolitan Government of Nashville &
  Davidson County
Missouri Department of Corrections
New Jersey Natural Gas
Texas Department of Criminal Justice

GENERAL MANUFACTURING/GENERAL BUSINESS

Alltel Corporation
Blockbuster Entertainment Corporation
British Sky Broadcasting Group Limited
Cementos Mexicanos S.A.
Cox Communications, Inc.
Holiday Inns
The Museum of Modern Art
Royal Caribbean Cruises, Ltd.
Tiffany & Co.
Waste Management International, Ltd.

  Sales and Marketing

     Selling the Company's software to multinational organizations typically requires the Company to engage in a lengthy sales cycle, generally between six and 15 months, and to expend substantial time, effort and money educating prospective customers regarding the use and benefits of the Company's products. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Lengthy Sales Cycles." The Company sells its software and services through direct sales and business partner channels throughout the world. As of October 31, 1997, the Company's direct sales force consisted of 534 employees based at the Company's 48 offices, including 22 offices in the United States and 26 offices located throughout the rest of the world. In addition, the Company utilizes more than 190 sales and consulting business partners worldwide as an indirect distribution channel to penetrate certain vertical markets and geographic areas, in particular those areas in which the Company has not invested resources to establish a direct presence. The Company expects to increasingly rely on indirect channels in order to enhance its market penetration and implementation capabilities. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Management of Growth; Need For Additional Qualified Personnel." International revenue as a percentage of total revenue ranged between 35% and 37% from fiscal 1995 through fiscal 1997, and the Company expects that revenue from international customers will continue to account for a significant portion of the Company's total revenue.

     The Company's marketing strategy is to position the Company as a premier provider of ERP solutions and to increase recognition of the J.D. Edwards name. In support of this strategy, the Company's marketing programs include developing and maintaining industry analyst and public relations, developing databases of targeted customers, conducting advertising and direct mail campaigns, and maintaining a World Wide Web home page.

  Product Development

     The Company has invested and expects to continue to invest substantial resources in research and product development. The research and product development department is organized into three groups that work closely together: the development technologies group; the application development group; and the documentation, localization and translations group. The efforts of these groups is enhanced by cross-functional product management teams, frequent solicitation of customer feedback and close contact with customers through the Company's implementation services. As of October 31, 1997, the Company's research and product development operations included 651 employees, primarily located in Denver, Colorado. Research and development expenditures, which include capitalized software development costs, were $62.8 million, $47.6 million and $34.1 million for the fiscal years ended October 31, 1997, 1996 and 1995, respectively. The Company anticipates that research and development expenditures will increase as a percentage of revenue in the future.

     The Company's development technologies group is responsible for both the toolsets and underlying technologies of WorldSoftware and OneWorld. The WorldSoftware development technologies team is primarily focused on maintaining and enhancing the toolset and underlying technologies for WorldSoftware. The OneWorld development technologies team focuses on enhancing the flexibility, simplicity and performance of the OneWorld toolset, as well as OneWorld's CNC technology layer. Both development technologies teams share responsibility for cross-functional coordination with sales and support, as well as with hardware and software suppliers with whom the Company has relationships, to identify, analyze, prioritize and schedule new features and functionalities. As of October 31, 1997, the development technologies group consisted of 185 employees, the substantial majority of whom are assigned to the OneWorld team.

     The application development group is responsible for developing, enhancing and maintaining the WorldSoftware and OneWorld application suites, including the vertical market application suites. Separate application development teams use the toolsets developed by the development technologies group to create and enhance each application suite. The Company has designed its toolsets to enable application programming to be performed by nonprogrammers responsible for business practices. These application development teams also work with customers and third-party implementation providers to identify, analyze, prioritize and schedule new functionality in the Company's existing application suites, as well as to establish specifications and priorities for new vertical markets. As of October 31, 1997, the application development group consisted of 327 employees.

     The Company's documentation, localization and translations group is responsible for the documentation, localization and translation of the Company's application suites for particular foreign markets, as well as the vertical market application suites and templates, for both WorldSoftware and OneWorld. The documentation, localization and translations group works closely with domestic and international customers and third-party implementation providers, as well as cross-functional Company teams of development, implementation, support and training professionals, to ensure that appropriate enhancements are incorporated into products, documentation and implementation processes. The Company's applications suites are currently translated into and operate in 18 languages. In addition, this group also develops and maintains a single database for documentation, which is currently translated into eight languages. The Company intends to offer additional language translations in the future. As of October 31, 1997, the documentation, localization and translation group consisted of 139 employees.

     The market for the Company's products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's ERP software are difficult to estimate. As a result, the Company's future success will depend, in part, upon its ability to continue to enhance existing products and develop and introduce in a timely manner new products that keep pace with technological developments, satisfy customer requirements and achieve market acceptance. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products, capabilities or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive or shorten the life cycles of the Company's products. See "-- Competition." Although the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through the licensing of third-party technology. Licensing third-party technology involves numerous risks. See "-- Proprietary Rights and Licensing." If the Company is unable to develop on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

     Historically, the Company has issued significant new releases of its family of software products periodically, with interim releases issued even more frequently. As a result of the complexities inherent in software development, and in particular for multi-platform environments, and the broad functionality and performance demanded by customers for ERP products, major new product enhancements and new products can require long development and testing periods before they are commercially released. The Company has on occasion experienced delays in the scheduled introduction of new and enhanced products and there can be no assurance that such delays will not be experienced in the future. The Company recently released OneWorld, the network-centric version of its application suites. Because the development of enhancements in network-centric environments are more complex than in host-centric systems, there can be no assurance that the introduction of future enhancements will not be delayed.

     Complex software products such as those offered by the Company frequently contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. The Company has in the past discovered software errors in new versions of its ERP software after their release. To date, the Company's business, operating results or financial condition have not been materially adversely affected by the release of products containing errors. There can be no assurance, however, that errors will not be found in the Company's products or that such errors will not result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, or impaired market acceptance of these products, any of which could result in a material adverse effect on the Company's business, operating results or financial condition.

  Competition

     The market for ERP software solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are designed and marketed for the AS/400 market and, more recently, for leading UNIX and NT servers. The Company's primary competition comes from a large number of independent software vendors including: (i) companies offering products that run on the AS/400 platform and other mid-range computers, including System Software Associates, Inc., Marcam Corporation, Infinium Software, Inc. and JBA Holdings plc; (ii) companies offering products that run on UNIX- or Windows NT-based systems in a client/server environment, such as SAP Aktiengesellschaft ("SAP"), Baan Company N.V. ("Baan"), PeopleSoft, Inc. ("PeopleSoft") and Oracle Corporation ("Oracle"); and (iii) companies offering either standard or fully customized products that run on mainframe computer systems, such as SAP. Additionally, the Company faces indirect competition from suppliers of custom developed business applications software that focus mainly on proprietary mainframe and mid-range computer-based systems, such as systems consulting groups of major accounting firms and from IT departments of potential customers that develop systems internally. The Company's competitors currently offer products that run on the AS/400 platform and UNIX and NT servers or have announced their intent to introduce such products in the near future. As a result, the Company will experience increased competition. There can be no assurance that the Company will be able to successfully compete with new or existing competitors or that such competition will not have a material adverse effect on the Company's business, operating results or financial condition.

     Many of the Company's competitors, and SAP and Oracle in particular, have significantly greater financial, technical, marketing and other resources than the Company, as well as wider name recognition and a larger installed customer base. Moreover, the Company has traditionally competed only in the AS/400 market, which primarily consists of mid-sized organizations, and has only recently entered the UNIX and NT markets. In contrast, each of SAP, Baan, PeopleSoft and Oracle, has significantly more experience and name recognition with UNIX and NT implementations and platforms, name recognition with potential UNIX and NT customers, and reference accounts with UNIX and NT customers. Accordingly, such competitors have significantly more customers in the UNIX and NT markets to use as references when competing against the Company. Additionally, several of the Company's competitors have well-established relationships with current and potential customers of the Company. These relationships may prevent the Company from competing effectively in divisions or subsidiaries of such customers. Many of the Company's competitors, such as SAP, Baan, PeopleSoft and Oracle, also offer, or have announced their intention to offer, vertical applications targeted to mid-sized organizations, which market comprises a substantial portion of the Company's revenue. Further, several of the Company's competitors regularly and significantly discount prices on their products. If these competitors continue to discount or increase the amount or frequency of such discounts in response to increased competition or other factors, the Company may be required to similarly discount its products, which could have an adverse effect on the Company's margins. There can be no assurance that the Company will be able to compete successfully against any of these competitors.

     The Company relies, and expects to increase its reliance, on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendations of its products during the evaluation stage of the purchase process. A number of the Company's competitors, including SAP, Baan, PeopleSoft, and Oracle, have significantly more well-established relationships with such firms and, as a result, such firms may be more likely to recommend competitors' products rather than the Company's products. Furthermore, there can be no assurance that these third parties, many of which have significantly greater financial, technical, marketing and other resources than the Company, will not market software products in competition with the Company in the future. If the Company is unable to maintain or increase the number and quality of its relationships with third parties who recommend, implement or support ERP software, the Company's business, operating results and financial condition will be materially adversely affected.

     The Company believes that the principal competitive factors affecting the market for the Company's software products are responsiveness to customer needs, product architecture, functionality, speed of implementation, ease of use, performance and features, quality and reliability, breadth of distribution, vendor and product reputation, quality of customer support and price. The Company believes that it competes favorably with respect to these factors. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or by new companies entering this market.

  Proprietary Rights and Licensing

     The Company's ability to compete is dependent in part upon its internally developed, proprietary intellectual property. Although the Company currently has no patents, it has five patent applications pending on various aspects of its application suites. In addition, the Company has applied to register the trademarks "WorldSoftware" and "OneWorld." The Company also relies on general trademark and copyright protection for its technology, although it generally does not register such intellectual property. Furthermore, the Company relies on trade secret law, confidentiality procedures and licensing arrangements to establish and protect its rights in its technology. Nevertheless, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, customer training and support and reliable product support are more essential to protect a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company typically enters into confidentiality or license agreements with its employees, consultants and vendors, and typically controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently through reverse engineering or other means. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Preventing or detecting unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that its license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company typically licenses its products to end users under the Company's standard license agreements, although each license is individually negotiated and may contain variations. The Company's products are not only licensed to end users, but also to independent, third-party distributors with a right to sublicense. Although the Company seeks to establish the conditions under which the Company's products are licensed by such distributors to end users, the Company cannot ensure that its distributors do not deviate from such conditions. Moreover, in order to facilitate the customization required by most of the Company's customers, the Company generally licenses its software products to end users in both object code (machine-readable) and source code (human-readable) format. Although this practice facilitates customization, making software available in source code also makes it easier for third parties to copy or modify the Company's software for non-permitted purposes.

     In the future, the Company may receive notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, operating results or financial condition. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on the Company's business, operating results or financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing the Company from distributing certain products, which would have a material adverse effect on the Company's business, operating results or financial condition. If any claims or actions are asserted against the Company, the Company may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available on reasonable terms or at all.

     The Company also relies on certain other technology which it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. Most notably, the Company licenses the graphical user interface to its WorldSoftware version of its application suites (which the Company markets as WorldVision). There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any of these technology licenses, particularly for WorldVision's graphical user interface, would result in delays or reductions in product shipments until equivalent technology could be identified, licensed or developed, and integrated. Any such delays or reductions in product shipments could materially adversely affect the Company's business, operating results or financial condition. Moreover, although the Company is generally indemnified by third parties against claims that such third parties' technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the geographical scope of indemnification is limited. The result is that the indemnity that the Company receives against such claims is often less broad than the indemnity that the Company provides to its customers. Even in cases in which the indemnity that the Company receives from a third-party licensor is as broad as the indemnity that the Company provides to its customers, the third-party licensors from whom the Company would be receiving indemnity are often not well-capitalized and may not be able to indemnify the Company in the event that such third-party technology infringes the proprietary rights of others. Accordingly, the Company could have substantial exposure in the event that technology licensed from a third party infringes another party's proprietary rights. The Company currently does not have any liability insurance to protect against the risk that licensed third-party technology infringes the proprietary rights of others. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology, and claims for indemnification from the Company's customers resulting from such infringement claims, will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, operating results or financial condition. Regardless of the validity or successful assertion of such claims, the Company could incur significant costs and diversion of resources with respect to the defense thereof, in addition to potential product redevelopment costs and delays, all of which could have a material adverse effect on the Company's business, operating results or financial condition.

  Employees

     As of October 31, 1997, the Company had 3,577 full-time employees: 541 in management and administration; 651 in research and development; 816 in sales and marketing; 1,201 in customer services and training; and 368 in customer support. The Company believes that its continuing success will depend, in part, on its ability to retain a limited number of key employees and other members of senior management, as well as its ability to attract and retain highly skilled technical, marketing and management personnel, who are in great demand. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Management of Growth; Need for Additional Qualified Personnel." The Company has not had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     In addition to other information in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have significant impact in the future on the Company's business, operating results or financial conditions.

     Variability of Quarterly Operating Results; Seasonality. The Company's quarterly operating results have fluctuated significantly in the past, and will likely continue to fluctuate in the future, as a result of a number of factors, many of which are outside the Company's control. These factors include the demand for the Company's software products and services; the size and timing of specific sales; the level of product and price competition that the Company encounters; the length of sales cycles; the timing of new product introductions and product enhancements by the Company or its competitors; market acceptance of new products; changes in pricing policies by the Company or its competitors; the Company's ability to hire sales and consulting personnel to meet the increased demand for implementations of the OneWorld version of its application suites; the Company's ability to establish and maintain relationships with third-party implementation providers; the Company's ability to establish and maintain relationships with hardware and software suppliers; the announcement of new hardware platforms that cause delay of customer purchases; variations in the length of the implementation process for the Company's software products; the Company's ability to complete fixed-price consulting contracts on budget; the mix of products and services sold; the mix of distribution channels through which products are sold; the mix of international and domestic revenue; changes in the Company's sales incentives; changes in the renewal rate of support agreements; product life cycles; software defects and other product quality problems; seasonality of technology purchases; personnel changes; changes in the Company's strategy; the activities of competitors; the extent of industry consolidation; expansion of the Company's international operations; general domestic and international economic and political conditions; and budgeting cycles of the Company's customers. The timing of large individual sales has been difficult for the Company to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those anticipated by the Company. There can be no assurance that the loss or deferral of one or more significant sales would not have a material adverse effect on the Company's quarterly operating results.

     The Company's software products are typically shipped when orders are received, and consequently, license backlog in any quarter has in the past represented only a small portion of that quarter's revenue. As a result, license fee revenue in any quarter is difficult to forecast because it is substantially dependent on orders booked and shipped in that quarter. Moreover, the Company typically recognizes a substantial amount of its revenue in the last month of the quarter. Since the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed in the near term, any shortfall from anticipated revenue or any delay in the recognition of revenue could result in significant variations in operating results from quarter to quarter. Quarterly license fee revenue is also difficult to forecast because the Company's sales cycles, from initial evaluation to delivery of software, vary substantially from customer to customer. If revenue falls below the Company's expectations in a particular quarter, the Company's operating results could be materially adversely affected. See "-- Lengthy Sales Cycle."

     The Company has experienced, and is expected to continue to experience, a high degree of seasonality, with a disproportionately greater amount of the Company's revenue for any fiscal year being recognized in its fourth fiscal quarter and an even greater proportion of net income being recognized in such quarter. For example, in fiscal 1997, 33% of total revenue, 39% of license fee revenue, 30% of service revenue and 61% of net income were recognized in the fourth fiscal quarter. In addition, because the Company's operating expenses are relatively fixed in the near term, the Company's operating margins have historically been significantly higher in its fourth fiscal quarter than in its other quarters. The Company believes that such seasonality is primarily the result of the efforts of the Company's direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the Company's fiscal year end. Because revenue, operating margins and net income are greater in the fourth quarter, any shortfall from anticipated revenue, particularly license fee revenue, in the fourth quarter would have a disproportionately large adverse effect on the Company's operating results for the fiscal year. In addition, the Company's total revenue, license fee revenue, service revenue and net income in its first fiscal quarter have historically been lower than those in the immediately preceding fourth quarter. For example, total revenue, license fee revenue, service revenue and net income in the first quarter of fiscal 1997 decreased 20%, 41%, 3% and 87%, respectively, from the fourth quarter of fiscal 1996. The Company's first quarter revenue has historically slowed during the holiday season in November and December.

     Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected. See "Item 6: Selected Consolidated Financial Data" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Limited Deployment of OneWorld Version; Entering New Markets. The Company first shipped the OneWorld version of its application suites in late calendar 1996. The Company's future revenue growth is substantially dependent upon the market acceptance of these OneWorld application suites and the ability of the Company to license OneWorld application suites to new customers who are not currently users of the Company's WorldSoftware. The Company does not expect to generate substantial OneWorld license fee revenue from its existing installed base of WorldSoftware users. The Company expects that it will take a longer time to implement the OneWorld version of its application suites than it takes to implement the WorldSoftware version, which typically takes six to 18 months. To date, a limited number of the Company's customers have licensed the OneWorld version of its application suites, and, due to the lengthy implementation process, only a few have completed implementation of some or all of the licensed OneWorld applications suites. Potential and existing customers may find it difficult, or be unable, to successfully implement OneWorld application suites, or may not purchase OneWorld application suites for a number of reasons, including a lack of implementation experience by the Company or its third-party implementation providers in complex multi-platform environments; a customer's lack of the necessary hardware, software or networking infrastructure; an absence of required functionality in OneWorld application suites; excessive time and cost of implementation; the failure of the OneWorld version to be competitive with other products on the market; defects or "bugs" in OneWorld application suites; and a failure to meet customer expectations. In addition, because the Company is using OneWorld application suites to target potential customers in new markets, the Company must overcome certain significant obstacles, including new competitors who have significantly more experience and name recognition with open systems customers, implementations and platforms; the Company's limited relationships with third-party implementation providers; the limited experience of the Company's sales and consulting personnel in the open systems environment; and the Company's limited existing reference accounts in the open systems market. If, for any reason, the Company is unable to successfully sell or implement OneWorld in the UNIX or NT markets, the Company's reputation would be damaged, and such failure would have a material adverse effect on the Company's business, operating results and financial condition. Moreover, if the Company fails to meet the expectations of market analysts or investors with regard to sales or implementations of OneWorld application suites, the market price of the Company's Common Stock would likely be materially adversely affected.

     Dependence on IBM AS/400 Platform. Although the Company has recently released the OneWorld version of its application suites to run on leading UNIX and NT servers, the Company is and, for an extended period, expects to remain substantially dependent upon the market for software products for the IBM AS/400 platform. All of the Company's revenue in fiscal 1995, 1996 and the substantial majority of the Company's revenue for fiscal 1997 was derived from its software products and related services for the AS/400 market. The market for the AS/400 platform is expected to grow at a minimal rate; however, there can be no assurance that the AS/400 market will grow at all in the future. Similarly, there can be no assurance that AS/400 customers or prospective customers will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the AS/400 market. The Company's future growth will depend in part on its ability to gain market share in the AS/400 market; however, there can be no assurance that the Company will be able to achieve any such market share gains or maintain its current market share. Moreover, the Company's goal of gaining market share in the AS/400 market will be more difficult to achieve since the Company is also focusing on the UNIX and NT markets. See
"-- Management of Growth; Need for Additional Qualified Personnel." If the Company's AS/400 installed customer base erodes, resulting in a decline in recurring support and other service revenue, the Company's business, operating results and financial condition will be materially adversely affected.

     Competition. See "Item 1: Business -- Competition."

     Lengthy Sales Cycle. The Company's software is generally used for division- or enterprise-wide, business-critical purposes and involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's software products require an extensive sales effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between six and 15 months. Moreover, the Company expects that the sales cycle for the recently released OneWorld version of its application suites may be longer than that of the WorldSoftware version, at least until the Company's sales force becomes familiar with the needs of customers operating on UNIX and NT servers. As a result of the length of the sales cycle for its software products, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, operating results or financial condition and cause the Company's operating results to vary significantly from quarter to quarter. See "-- Variability of Quarterly Operating Results; Seasonality."

     Lengthy Implementation Process. The Company's software products are complex and perform or directly affect business-critical functions across many different functional and geographic areas of the enterprise. Consequently, implementation of the Company's software is a complex, lengthy process that involves a significant commitment of resources by the Company's customers and that is subject to a number of significant risks over which the Company has little or no control. The Company expects that implementation of the OneWorld version of its application suites on UNIX and NT servers is likely to be more complex and require more time than implementation on the AS/400 platform. In addition, the Company's lack of experience in implementing the OneWorld version of its application suites may contribute to the length of the implementation process. Delays in the completion of implementations of any of its application suites whether by the Company or its business partners, may result in customer dissatisfaction or damage to the Company's reputation and could have a material adverse effect on the Company's business, operating results or financial condition.

     Reliance on Third Parties and Development of Certain Relationships. The Company intends to rely primarily on third-party implementation providers for the implementation of the OneWorld version of its application suites. Although the Company has historically subcontracted a portion of its implementation services to third parties, the Company has adopted a strategy in which an increasing number of OneWorld implementations will be performed by third parties that will contract directly with the Company's customers to provide such services. Executing this strategy will require that third-party implementation providers with which the Company has existing relationships allocate additional resources to OneWorld implementations and that the Company enter into new relationships with additional third-party implementation providers to provide such services. Due to the limited resources and capacities of many third-party implementation providers and the reluctance of such providers to switch partners or enter into new relationships with additional suppliers, there can be no assurance that the Company will be able to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support demand, if any, for the OneWorld version. If such resources are unavailable, the Company will be required to perform such services internally, and there can be no assurance that the Company will have sufficient resources available for such purposes. In addition, there can be no assurance that any third-party implementation provider with which the Company has, or intends to establish, such a relationship will provide the level and quality of service required to meet the needs and expectations of the Company's customers. If the Company is unable to establish and maintain effective, long-term relationships with such providers, or if such providers do not meet customer needs, the Company's business, operating results or financial condition will be materially adversely affected.

     The Company has established a number of relationships with third parties, including consulting and systems integration firms, hardware suppliers, and database, operating system and other independent software vendors, in order to enhance its sales, marketing and customer service efforts. Many of these third parties have better established relationships with one or more of the Company's competitors and may, in specific instances, select or recommend ERP software offerings of the Company's competitors rather than the Company's software. In addition, certain of these third parties, including Oracle, compete with the Company in developing and marketing ERP software applications. Competition between the Company and these third parties may cause a deterioration in or termination of such relationships, which could have a material adverse effect on the Company's business, operating results or financial condition. See "Item 1:
Business -- Competition."

     Dependence on Service Revenue. The Company licenses software under non-cancelable license agreements and provides related services, which consist of support, training, consulting and implementation. Total revenue from license fees and services has increased. As a percentage of total revenue, service revenue has increased from 52% of total revenue in fiscal 1993 to 62% of total revenue in fiscal 1997 primarily as a result of the Company's continued emphasis on providing consulting and training services that complement its software products and increased support revenue resulting from the Company's growing installed base of customers. Furthermore, the Company has historically subcontracted a portion of its consulting and training services to third parties, and, in fiscal 1997, such subcontracted services accounted for approximately 43% of this revenue. However, the Company is currently pursuing a strategy of relying on third-party implementation providers to contract directly with its customers for OneWorld implementation and related services. See "Business -- Strategy" and "Business -- Implementation Services and Training." To the extent the Company is successful in implementing this strategy and the OneWorld version of the Company's application suites achieves market acceptance in future periods, revenue from subcontracted services and total service revenue as a percentage of revenue will likely decrease. If such revenue decreases more than anticipated, the Company's operating results will be materially adversely affected. There can be no assurance that the Company will be successful in implementing its strategy or that such products will achieve market acceptance, the failure of which could have a material adverse effect on its business, operating results and financial condition. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Management of Growth; Need for Additional Qualified Personnel. Although the Company has experienced significant revenue growth in past years, such growth is not necessarily indicative of future revenue growth. This growth has resulted in new and increased responsibilities for management personnel and has placed, and continues to place, a significant strain upon the Company's management, operating and financial resources. There can be no assurance that such strain will not have a material adverse effect on the Company's business, operating results or financial condition. The rapid growth of the Company's business has required the Company to make significant recent additions in personnel, particularly in product development and sales and marketing. The Company believes that its future operating results depend in significant part on its ability to attract and retain highly skilled technical, managerial, sales, marketing, service and support personnel. Although the Company has increased the number of its sales, services and support personnel in recent years, the Company has experienced, and expects to continue to experience, difficulty in recruiting such personnel. The Company anticipates that it will need to continue to increase the size of its direct sales, services and support personnel in future periods. If the Company is unable to hire qualified personnel on a timely basis, the Company's business, operating results and financial condition will be materially adversely affected.

     To manage its operations, the Company must continuously evaluate the adequacy of its management structure and its existing procedures, including, among others, its financial and internal controls. There can be no assurance that management will adequately anticipate all of the changing demands that growth may impose on the Company's procedures and structure. Any failure to adequately anticipate and respond to such changing demands may have a material adverse effect on the Company's business, operating results or financial condition. As a result of the Company's development and release of the OneWorld version of its application suites, a significant amount of the Company's resources has been focused on the UNIX and NT markets. To maintain a focus on the AS/400 market, as well as on the UNIX and NT markets, the Company has recently implemented certain internal organizational changes. If the Company's efforts to maintain a focus on both markets are unsuccessful, the Company's business, operating results and financial condition may be materially adversely affected.

     Fixed-Price Service Contracts. The Company offers a combination of ERP software, implementation and support services to its customers. Typically, the Company enters into service agreements with its customers that provide for consulting and implementation services on a "time and materials" basis. Certain customers have asked for, and the Company has from time to time entered into, fixed-price service contracts. These contracts specify certain milestones to be met by the Company regardless of actual costs incurred by the Company in fulfilling those obligations. The Company believes that fixed-price service contracts may increasingly be offered by its competitors to differentiate their product and service offerings. As a result, the Company may enter into more fixed-price contracts in the future. There can be no assurance that the Company can successfully complete these contracts on budget, and the Company's inability to do so could have a material adverse effect on its business, operating results and financial condition.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company currently offers software products that are designed to be Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. In addition, it is possible that certain of the Company's customers are purchasing support contracts only to ensure that they become Year 2000 compliant and that, once such customers believe they are Year 2000 compliant, they will not renew support contracts. If a significant number of the Company's customers do not renew support contracts for this or other reasons, the Company's business, operating results and financial condition would be adversely affected. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current ERP system needs, and as a result consider switching to other systems or suppliers. Moreover, the Company believes that some customers may be purchasing the Company's products as an interim solution to their Year 2000 needs until their current suppliers reach compliance. There can be no assurance that such customers will purchase support services from the Company or that they will upgrade beyond their current version of the Company's software once their current software suppliers reach compliance. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

     Euro Currency. Beginning in January 1999, a new currency called the ECU or the "euro" is scheduled to be introduced in certain Economic and Monetary Union (the "EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. As a result, in less than one year, computer software used by many companies headquartered or maintaining a subsidiary in an EMU country will need to be euro currency enabled, and in less than three years all companies headquartered or maintaining a subsidiary in an EMU country are expected to need to be euro currency enabled. The transition to the euro currency will involve changing budgetary, accounting and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is monitoring the rules and regulations as they become known in order to make any changes to the software that the Company deems necessary to comply with such rules and regulations. Although the Company currently offers software products that are designed to be euro currency enabled and the Company believes that it will be able to accommodate any required euro currency changes in its software products, there can be no assurance that once the final rules and regulations are completed that the Company's software will contain all of the necessary changes or meet all of the euro currency requirements.

     International Operations and Currency Fluctuations. International revenue as a percentage of total revenue ranged between 35% and 37% from fiscal 1995 through fiscal 1997, and the Company expects that revenue from international customers will continue to account for a significant portion of the Company's total revenue. The Company currently has 26 international sales offices located throughout Canada, Europe, Asia, Latin America and Africa. To service the needs of its customers with international operations, the Company and its support partners must provide worldwide product support services. One of the Company's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenue increases as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets, and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

     A significant portion of the Company's revenue is received in currencies other than U.S. dollars and, in the past, the Company has engaged in minimal hedging activities. As a result, the Company is subject to risks associated with foreign exchange rate fluctuations. In fiscal 1997 and fiscal 1996, the Company incurred foreign exchange losses of approximately $2.0 million and $1.7 million, respectively. Accordingly, due to the substantial volatility of foreign exchange rates, there can be no assurance that foreign exchange rate fluctuations will not have a material adverse effect on the Company's business, operating results or financial condition.

     The Company's international operations are subject to other risks inherent in international business activities, such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, cultural and language difficulties associated with servicing customers, the impact of a recessionary environment in economies outside the United States, reduced protection for intellectual property rights in some countries, the potential exchange and repatriation of foreign earnings, political instability, trade restrictions, tariff changes, localization and translation of products for foreign countries, difficulties in staffing and managing international operations, difficulties in collecting accounts receivable and longer collection periods, and the impact of local economic conditions and practices. The Company's success in expanding its international business will be dependent, in part, on its ability to anticipate and effectively manage these and other risks. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has reassessed, and continues to closely monitor, its international business risks due to recent economic conditions in the Asian markets. Although the Company does not anticipate that the Asian conditions will materially impact its business based upon management's most current evaluation of the present situation, there can be no assurance that the current economic conditions in Asia will not worsen or that the situation will not negatively impact the Company's financial condition or results of operations. Historically, the Company has recognized a small percentage of its revenue and operating income from Asian markets, and the Company does not anticipate material changes in its future revenue or operating income projections as a result of the Asian economic conditions.

     Risks Associated with New Versions and New Products; Rapid Technological Change; Risks of Software Defects. The market for the Company's products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's software products are difficult to estimate. As a result, the Company's future success will depend, in part, upon its ability to continue to enhance existing products and develop and introduce in a timely manner new products that keep pace with technological developments, satisfy customer requirements and achieve market acceptance. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products, capabilities or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive or shorten the life cycles of the Company's products. See "Item 1: Business -- Competition." Although the Company has addressed the need to develop new products and enhancements primarily through its internal development efforts, the Company has also addressed this need through the licensing of third-party technology. Licensing third-party technology involves numerous risks. See "Item 1:
Business-- Proprietary Rights and Licensing." If the Company is unable to develop on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

     Historically, the Company has issued significant new releases of its family of software products periodically, with interim releases issued even more frequently. As a result of the complexities inherent in software development, and in particular for multi-platform environments, and the broad functionality and performance demanded by customers for ERP products, major new product enhancements and new products can require long development and testing periods before they are commercially released. The Company has on occasion experienced significant delays in the scheduled introduction of new and enhanced products, and there can be no assurance that such delays will not be experienced in the future. The Company recently released OneWorld, the network-centric version of its application suites. Because the development of enhancements in network-centric environments is more complex than in host-centric systems, there can be no assurance that the introduction of future enhancements will not be delayed. See "Business -- Products."

     Complex software products such as those offered by the Company frequently contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. The Company has in the past discovered software errors in new versions of its ERP software after their release. To date, the Company's business, operating results or financial condition have not been materially adversely affected by the release of products containing errors. There can be no assurance, however, that errors will not be found in the Company's products or that such errors will not result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, or impaired market acceptance of these products, any of which could result in a material adverse effect on the Company's business, operating results or financial condition. See
"Business -- Products."

     Dependence on Key Personnel. The Company's success depends to a significant extent upon a limited number of members of senior management and other key employees. The loss of one or more key employees could have a material adverse effect on the Company. Although the Company currently maintains key man life insurance on C. Edward McVaney, Chairman, President and Chief Executive Officer, such insurance is minimal and is not maintained on other key personnel. The Company does not have employment agreements with its executive officers. In addition, the Company believes that its future success will depend in part on its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

     Limited Protection of Proprietary Technology; Risks of Infringement. See "Item 1: Business -- Proprietary Rights and Licensing."

     Security; Product Liability. The Company has included security features in certain of its Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, the Company's software products may be vulnerable to break-ins and similar disruptive problems caused by Internet users. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the Company's customers. Break-ins often involve hackers bypassing firewalls and misappropriating confidential information. Addressing problems caused by such third parties may require significant expenditures of capital and resources by the Company, which may have a material adverse effect on the Company's business, operating results or financial condition.

     Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability for damages arising out of use of or defects in the Company's products, it is possible that such limitation of liability provisions may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any such product liability claims to date, there can be no assurance that the Company will not be subject to such claims in the future. Because the Company's software products may be used in business-critical applications, a successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results or financial condition. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, operating results or financial condition.

     General Economic and Market Conditions. Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. Although the Company has a diverse client base, it has targeted certain vertical markets. Therefore, any economic downturns in general or in the targeted vertical segments in particular would have a material adverse effect on the Company's business, operating results and financial condition.

     Possible Volatility of Common Stock Prices. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new products by the Company or its competitors. In addition, the stock market has experienced extreme price and volume fluctuations from time to time in recent years which have often been unrelated or disproportionate to the operating performance of particular companies and which have particularly affected the market price for many high technology stocks.

     Control by Existing Stockholders. Based on shares outstanding at January 16, 1998, approximately 60% of the outstanding Common Stock was held by the directors and executive officers of the Company, together with certain entities affiliated with them, assuming no exercise of outstanding stock options. As a result, these stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. In addition, C. Edward McVaney, Robert C. Newman and Jack L. Thompson (the "Founders") have entered into an Amended and Restated Stockholders Agreement with the Company, which provides that Messrs. Newman and Thompson must cast their votes in the same proportion as the votes cast by Mr. McVaney with respect to certain significant corporate issues, such as any revision of the Company's Certificate of Incorporation; any merger, consolidation, share exchange or similar event; any sale or other disposition of all or substantially all of the Company's assets; any dissolution or liquidation of the Company; or bankruptcy filing for the Company. As a result, Mr. McVaney has substantial control over the approval of such matters. In addition, each Founder must vote for the election of each of the other Founders to the Company's Board of Directors or a designee appointed by such other Founder.

     Antitakeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and certain provisions of

Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company. The authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock. The Board of Directors is authorized to provide for the issuance of such preferred stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may in the future issue a series of preferred stock, without further stockholder approval, that will have preference over the Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding-up of the Company. In addition, the Company's Amended and Restated Certificate of Incorporation includes provisions that create a classified board of directors. Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to the Company, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation. Any of the foregoing could adversely affect holders of the Common Stock or discourage or make difficult any attempt to obtain control of the Company.

ITEM 2. PROPERTIES.

     The Company's corporate headquarters and executive offices are in Denver, Colorado, where the Company leases approximately 507,000 square feet of space in multiple facilities. The leases on these facilities expire at various dates ranging from 1998 through 2012. The Company also leases approximately 234,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, the Company leases approximately 270,000 square feet of office space in countries outside the United States, used primarily for sales and support offices. Expiration dates on material sales and support office leases range from fiscal 1998 to 2010. In addition, a second corporate facility of approximately 200,000 square feet is being built which the Company will lease upon its completion in late 1998. The Company believes that its current domestic and international facilities will be sufficient to meet its needs for at least the next twelve months. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases and Note 10 of Notes to Consolidated Financial Statements for information regarding the Company's recent event.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, in the opinion of management, the adverse outcome of any such current legal proceedings would not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders was called and held in accordance with the Company's Bylaws on August 19, 1997, prior to the Company's initial public offering. The following matters were voted upon by the shareholders of the
Company: the reincorporation of the Company in the state of Delaware; the approval of the form of indemnification agreements to be entered into between the Company and its officers and directors; the ratification and approval of the appointment of Price Waterhouse LLP as the independent auditors of the Company for the fiscal year ending October 31, 1997; the approval of the adoption of the 1997 Equity Incentive Plan and the reservation of 10,000,000 shares thereunder; and the approval of the adoption of the 1997 Employee Stock Purchase Plan and the 1997 Employee Stock Purchase Plan for Non-U.S. Employees and the reservation of 2,000,000 shares thereunder. Each matter was passed by a vote of the majority of the issued shares as of the record date.

     Additionally, the following persons were nominated as directors of the Company to serve until their successors are duly elected and qualified: C. Edward McVaney, Richard E. Allen, Robert C. Newman, Jack L. Thompson, Gerald Harrison, Delwin D. Hock, Harry T. Lewis, Jr., Michael J. Maples and Trygve E. Myhren. There were no other nominations for directors. All nine nominees for director were elected.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages of January 16, 1998 are as follows:

           NAME               AGE                        POSITIONS(S)
           ----               ---                        ------------
C. Edward McVaney.........    57     Chairman, President and Chief Executive Officer
Douglas S. Massingill.....    40     Executive Vice President and Chief Operating Officer
Richard E. Allen..........    40     Senior Vice President, Finance and Administration and
                                     Chief Financial Officer
Paul E. Covelo............    42     Senior Vice President, AS/400 Line of Business
Michael A. Schmitt........    40     Senior Vice President, Open Systems Line of Business
David E. Girard...........    42     Senior Vice President, Global Operations, Atlantic
Daniel B. Snyder..........    40     Senior Vice President, Global Operations, Pacific
Pamela L. Saxton..........    45     Vice President of Finance, Controller and Chief
                                     Accounting Officer
Richard G. Snow, Jr.......    52     Vice President, General Counsel and Secretary

     C. Edward McVaney is Chairman of the Board of Directors, President and Chief Executive Officer of the Company, which he co-founded. He has held these positions since the Company's inception, except that Mr. McVaney was not President of the Company from September 1987 through September 1991. Prior to founding the Company, he was partner-in-charge of information technology and consulting services for the Denver, Colorado office of Alexander, Grant & Company, a public accounting firm. Mr. McVaney holds a B.S. in mechanical engineering from the University of Nebraska and an M.B.A. from Rutgers University.

     Douglas S. Massingill has been Executive Vice President and Chief Operating Officer of the Company since March 1997. From February 1994 to March 1997, he was Executive Vice President of Worldwide Operations, and from January 1993 to March 1994, Mr. Massingill was Vice President and General Manager of the South Area. Mr. Massingill joined the Company in June 1990 as Account Executive for the Large Accounts Program. Prior to joining the Company, Mr. Massingill was Regional Sales Vice President for Integral Systems, an applications software company. Mr. Massingill holds a B.A. in accounting from Shorter College and an M.B.A. from Georgia Southern University.

     Richard E. Allen has been a member of the Board of Directors since September 1991. Mr. Allen has been Senior Vice President, Finance and Administration since November 1997. He has been Chief Financial Officer, Treasurer and Assistant Secretary since January 1990. From January 1990 through October 1997 he was Vice President, Finance and Administration. From August 1985 to September 1994, Mr. Allen served as Controller of the Company and as Secretary from March 1986 to January 1990. Prior to joining the Company, he worked as Controller for Luff Exploration Company, an oil and gas exploration and production company, and as a senior accountant with Coopers & Lybrand, L.L.P. Mr. Allen holds a B.S. in business administration from Colorado State University.

     Paul E. Covelo has been Senior Vice President of the AS/400 Line of Business since November 1997. From August 1994 to October 1997 he was Vice President of International Operations. Prior to that, he served as Vice President and General Manager of the West Area from January 1992 to September 1994 and Manager of the Newport Beach Region from July 1988 to January 1992. Prior to joining the Company in 1988, Mr. Covelo held various positions at IBM including Account Executive and Advisory Executive. Mr. Covelo holds a B.A. in marketing from Loyola Marymount University.

     Michael A. Schmitt has been Senior Vice President of the Open Systems Line of Business since November 1997. From September 1994 to October 1997, he held the position of Vice President and General Manager of Central European operations and from June 1992 to September 1994 he was director of sales for the western area. Prior to joining the Company in 1992, Mr. Schmitt held various positions in sales and marketing with IBM and Spectrum Information Systems. Mr. Schmitt holds a B.S in Business Administration from California Polytechnic State University.

     David E. Girard has been Senior Vice President of Global Operations, Atlantic since November 1997. Prior to that he was Vice President and General Manager of the East Area from May 1994 through October 1997. Prior to joining the Company in May 1994, Mr. Girard served as Vice President and General Manager of the Northeastern Region of Dun & Bradstreet Software from July 1992 to November 1993. From March 1990 to July 1992, he served as Vice President of Product Development, Client Services and Corporate Operations for Information Associates, Inc., a division of Dun & Bradstreet Software. Mr. Girard holds a B.S. in marketing from University of Connecticut and attended the Columbia Executive Marketing Management Program at Columbia University.

     Daniel B. Snyder has been Senior Vice President of Global Operations, Pacific since November 1997. Prior to that he was Vice President and General Manager of the Midwest Area from March 1992 to October 1997, and from January 1992 to March 1992, he served as Director of Large Accounts for the Midwest Area. From June 1979 to January 1992, Mr. Snyder held various positions at IBM, including marketing, field positions and staff management positions. Mr. Snyder holds a B.S. in business administration from Arizona State University, and an M.B.A. in finance from University of Southern California.

     Pamela L. Saxton has been Vice President of Finance, Controller and Chief Accounting Officer since joining the Company in September 1994. From 1989 to 1994, she was Vice President, Controller and Secretary for Amax Gold, Inc., a mining company, and Assistant Controller for Cyprus Amax Minerals Company, a mining company. Ms. Saxton holds a B.S. in accounting from University of Colorado.

     Richard G. Snow, Jr. has been Vice President, General Counsel and Secretary since joining the Company in January 1990. From February 1986 to January 1990, Mr. Snow was Corporate Counsel and Secretary for Hathaway Corporation, a manufacturer of computer components and power utility monitoring devices. Prior to that, he was Vice President, General Counsel and Secretary for Global-Ultimacc Systems, Inc., a systems integrator, and Senior Counsel for Storage Technology Corporation, a manufacturer of computer storage devices. He holds a B.S. in business administration from the University of California, Berkeley and a J.D. from California Western University Law School.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

     (a) The Company made its initial public offering on September 23, 1997 at a price of $23.00 per share The Company's common stock is listed on the Nasdaq National Market under the symbol "JDEC". The following table sets forth the high and low closing sale prices per share of the Company's common stock for the periods indicated.

                                                       HIGH      LOW
                                                       ----     -----
1997
  Fourth Quarter (beginning September 23, 1997)...    40.375    31.00

     As of January 16, 1998, there were 345 holders of record of the Company's common stock. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividend on its common stock. Since the Company currently intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

     (b) The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Exchange Act of 1933 (No. 333-30701), was September 23, 1997 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on September 24, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Deutsche Morgan Grenfell Inc. and Robertson, Stephens & Company LLC.

     A total of 18,170,000 shares were registered pursuant to the Registration Statement. The Company sold 12,790,004 of its Common Stock for its own account for an aggregate offering price of $294.2 million, and 5,379,996 shares of its Common Stock for the account of certain selling shareholders, for an aggregate offering price of $123.8 million.

     The Company incurred expenses of $17.7 million of which $15.5 million represented underwriting discounts and commissions and $2.2 million represented estimated other expenses. The net offering proceeds to the Company after total expenses was $276.5 million.

     As of October 31, 1997 the Company had invested all of the net proceeds from the offering in investment grade, short-term and long-term interest-bearing securities. The use of proceeds form the offering does not represent a material change in the use of proceeds described in the Registration Statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K . The consolidated statements of income data set forth below for the years ended October 31, 1995, 1996 and 1997 and the consolidated balance sheet data as of October 31, 1996 and 1997 are derived from, and are qualified by reference to, the Company's consolidated financial statements audited by Price Waterhouse LLP, independent accountants, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended October 31, 1993 and 1994 and the consolidated balance sheet data as of October 31, 1993, 1994 and 1995 are derived from consolidated financial statements audited by Price Waterhouse LLP, independent accountants, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period. The Company has never declared or paid any cash dividend on its Common Stock. See "Consolidated Financial Statements."

                                                          YEAR ENDED OCTOBER 31,
                                           ----------------------------------------------------
                                             1993       1994       1995       1996       1997
                                           --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenue:
  License fees...........................  $ 94,518   $107,561   $134,138   $180,366   $248,707
  Services...............................   102,316    133,026    206,628    297,682    399,105
                                           --------   --------   --------   --------   --------
          Total revenue..................   196,834    240,587    340,766    478,048    647,812
Costs and expenses:
  Cost of license fees...................    10,401     12,832     18,461     27,443     36,444
  Cost of services.......................    65,511     87,826    128,144    184,846    244,640
  Sales and marketing....................    70,662     76,169    102,310    128,759    176,031
  General and administrative.............    22,488     27,377     38,677     53,052     69,850
  Research and development...............    15,484     18,936     24,296     40,321     60,591
                                           --------   --------   --------   --------   --------
          Total costs and expenses.......   184,546    223,140    311,888    434,421    587,556
                                           --------   --------   --------   --------   --------
Operating income.........................    12,288     17,447     28,878     43,627     60,256
Other income (expense):
  Interest income........................       214        483      1,697        629      1,686
  Interest expense.......................      (142)      (101)      (576)      (899)      (829)
  Foreign currency losses and other,
     net.................................      (687)      (486)      (411)    (1,403)    (1,787)
                                           --------   --------   --------   --------   --------
Income before income taxes...............    11,673     17,343     29,588     41,954     59,326
  Provision for income taxes(1)..........     4,293      5,280     11,379     15,628     22,098
                                           --------   --------   --------   --------   --------
Net income...............................  $  7,380   $ 12,063   $ 18,209   $ 26,326   $ 37,228
                                           ========   ========   ========   ========   ========
Earnings per common share(2).............  $    .09   $    .15   $    .22   $    .30   $    .39
                                           ========   ========   ========   ========   ========
Weighted average common shares
  outstanding(2).........................    81,986     82,253     82,504     87,667     96,500

                                                               OCTOBER 31,
                                           ----------------------------------------------------
                                             1993       1994       1995       1996     1997(3)
                                           --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................  $ 12,636   $ 28,615   $ 34,897   $ 25,554   $224,437
Total assets.............................    86,077    127,131    175,191    243,786    643,037
Mandatorily redeemable shares, at
  redemption value.......................    12,441     14,290     19,973     47,024         --
Stockholders' equity.....................     1,814     13,612     22,972     22,902    396,861

---------------

(1) A valuation allowance provided against foreign tax loss carryforwards totaling $2.4 million was eliminated in the year ended October 31, 1994 as a result of the Company's determination that it would likely realize these benefits.

(2) See Note 1 of Notes to Consolidated Financial Statements in Item 14 for a discussion of the computation of earnings per common share and weighted average common shares outstanding.

(3) The Company completed an initial public offering ("IPO") in September 1997. Upon closing the IPO, the mandatory redemption feature of the mandatorily redeemable shares was eliminated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1. Business -- Factors Affecting the Company's Business, Operating Results and Financial condition."

OVERVIEW

     J.D. Edwards develops, markets and supports highly functional Enterprise Resource Planning software solutions that operate on multiple computing platforms and are designed to accelerate customers' time to benefit, lower customers' cost of ownership and reduce information systems risks arising from changes in technology and business practices. The Company's integrated software application suites support manufacturing, finance, distribution/logistics and human resources operations for multi-site and multinational organizations. The Company was founded in 1977 as an information consulting firm that developed business application software.

     The Company's software application suites have historically been designed to operate exclusively on certain midrange computing platforms, most recently the IBM AS/400 platform. The Company commenced shipment of the WorldSoftware version of its application suites for use on the AS/400 platform in 1988, and sales of such applications and related services have accounted for substantially all of the Company's revenue in recent years. To take advantage of potential opportunities in the UNIX and NT markets, as well as to enhance its position as a leader in the AS/400 market, the Company released in late calendar 1996 the OneWorld version of its application suites. The Company expects to continue to generate a substantial portion of its revenue, for the foreseeable future, from customers using the AS/400 platform; although, the Company does not expect to generate substantial OneWorld license fee revenue from its existing installed base of WorldSoftware users. The Company's future revenue growth will be substantially dependent upon the market acceptance of OneWorld and the Company's ability to license OneWorld applications to new customers.

     The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The Company licenses software under non-cancelable license agreements and provides related services, including support, training, consulting and implementation. Training, consulting and implementation services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant contractual obligations relating to this license have been satisfied. Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from training and consulting and implementation services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to licensed software is recorded as deferred revenue and is recognized ratably over the support service period, and includes a portion of the related license fee equal to the fair value of any bundled support services.

     Total revenue from license fees and services has increased from year to year. As a percentage of total revenue, service revenue is higher than license revenue primarily as a result of the Company's emphasis on providing consulting and training services that complement its software products and increased support revenue resulting from the Company's growing installed base of customers. Gross margins on license fee revenue are generally higher than gross margins on service revenue. The mix between license fee and service revenue may change in future periods depending upon a number of factors, particularly the Company's success in penetrating the UNIX and NT markets with the OneWorld version of its application suites and its implementation strategy for OneWorld. The Company has historically subcontracted a portion of its consulting and training services to third parties, and, in fiscal 1997, such subcontracted services accounted for 43% of this revenue. However, the Company is currently pursuing a strategy of relying on third-party implementation providers to contract directly with its customers for OneWorld implementations and related services. See "Item 1: Business -- Strategy and -- Implementation Services and Training." To the extent the Company is successful in implementing this strategy and the OneWorld version of the Company's application suites achieves market acceptance in future periods, revenue from subcontracted services and total service revenue as a percentage of revenue will likely decrease; however, there can be no assurance that the Company will be successful in implementing its strategy or that such products will achieve market acceptance.

     The Company has experienced, and expects to continue to experience, a high degree of seasonality, with a disproportionately greater amount of the Company's revenue for any fiscal year being recognized in its fourth fiscal quarter and an even greater proportion of net income being recognized in such quarter. For example, in fiscal 1997, 33% of total revenue, 39% of license fee revenue, 30% of service revenue and 61% of net income were recognized in the fourth fiscal quarter. In addition, because the Company's operating expenses are relatively fixed in the near term, the Company's operating margins have historically been significantly higher in its fourth fiscal quarter than in its other quarters. The Company believes that such seasonality is primarily the result of both the efforts of the Company's direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the Company's fiscal year end. Because total revenue, operating margins and net income are greater in the fourth quarter, any shortfall from anticipated revenue, particularly license fee revenue, in the fourth quarter would have a disproportionately large adverse effect on the Company's operating results for the fiscal year. In addition, the Company's total revenue, license fee revenue, service revenue and net income in its first fiscal quarter have historically been lower than those in the immediately preceding fourth quarter. For example, total revenue, license fee revenue, service revenue and net income in the first quarter of fiscal 1997 decreased 20%, 41%, 3% and 87%, respectively, from the fourth quarter of fiscal 1996. The Company's first quarter revenue has historically slowed during the holiday season in November and December.

     The Company distributes its products and services through both direct and indirect channels. Currently, the Company has 48 direct sales and consulting offices located throughout the world. The first international office was established in Europe in 1989, and the Company has since added offices throughout Canada, Europe, Asia, Latin America and Africa, investing significant resources in the start-up of these operations. The Company also utilizes more than 190 outside sales and consulting partners with offices throughout the world as an indirect distribution channel to penetrate certain vertical markets or geographic areas. Generally, operating margins are higher on domestic revenue than on international revenue. International revenue as a percentage of total revenue ranged between 35% and 37% from fiscal 1995 through fiscal 1997.

     The Company has reassessed, and continues to closely monitor, its international business risks due to recent economic conditions in the Asian markets. Although the Company does not anticipate that the Asian conditions will materially impact its business based upon management's most current evaluation of the present situation, there can be no assurance that the current economic conditions in Asia will not worsen or that the situation will not negatively impact the Company's financial condition or results of operations. Historically, the Company has recognized a small percentage of its revenue and operating income from Asian markets, and the Company does not anticipate material changes in its future revenue or operating income projections as a result of the Asian economic conditions.

     Total costs and operating expenses have increased in general due to the overall growth of the Company, primarily as a result of an increase in headcount and related costs. The Company's total number of employees grew 122% in the three-year period from the beginning of fiscal 1995, reaching 3,577 employees as of October 31, 1997. In addition, the Company opened new offices and expanded existing offices during this period which increased total facilities costs.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of total revenue (except for gross margin data):

                                                              YEAR ENDED OCTOBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Revenue:
  License fees..............................................   39.4%    37.7%    38.4%
  Services..................................................   60.6     62.3     61.6
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Costs and expenses:
  Cost of license fees......................................    5.4      5.7      5.6
  Cost of services..........................................   37.6     38.7     37.8
  Sales and marketing.......................................   30.0     27.0     27.2
  General and administrative................................   11.4     11.1     10.8
  Research and development..................................    7.1      8.4      9.3
                                                              -----    -----    -----
          Total costs and expenses..........................   91.5     90.9     90.7
Operating income............................................    8.5      9.1      9.3
Other income (expense), net.................................     .2      (.3)     (.2)
                                                              -----    -----    -----
Income before income taxes..................................    8.7      8.8      9.1
  Provision for income taxes................................    3.4      3.3      3.4
                                                              -----    -----    -----
Net income..................................................    5.3%     5.5%     5.7%
                                                              =====    =====    =====
Gross margin on license fee revenue.........................   86.2%    84.8%    85.3%
Gross margin on service revenue.............................   38.0%    37.9%    38.7%

  Fiscal Years Ended October 31, 1997 and 1996

     Revenue. Total revenue increased to $647.8 million for fiscal 1997 from $478.0 million for fiscal 1996, representing an increase of 36%. This increase was primarily a result of greater acceptance of the Company's software products by mid-sized organizations in key domestic and international markets, together with new releases of the Company's application suites, and enhanced services, support and custom programming capabilities. International revenue as a percentage of total revenue was 37.2% of total revenue in fiscal 1997 and 34.9% in fiscal 1996.

     License fee revenue increased to $248.7 million for fiscal 1997 from $180.4 million for fiscal 1996, representing an increase of 38%. The increase was primarily due to a greater volume of license transactions and an increase in average transaction size. During fiscal 1996, all license fee revenue was generated from customers operating on the AS/400 platform. The Company began generating some of its license fee revenue from customers operating on UNIX and NT platforms during fiscal 1997; however, the substantial majority of all license fee revenue was still generated from customers operating on the AS/400 platform.

     Service revenue increased to $399.1 million for fiscal 1997 from $297.7 million for fiscal 1996, representing an increase of 34%. This increase was primarily due to higher revenue from consulting, which is the largest component of services, although support and training revenue also increased. Total service revenue is dependent upon the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and average training course sizes. Service revenue as a percentage of total revenue was 61.6% for fiscal 1997 compared to 62.3% for fiscal 1996. The Company has experienced consistent demand for services resulting from its continued emphasis on providing consulting and training services that complement its software products and the growth in its installed base of customers. However, to the extent the Company is successful in implementing its strategy of relying on third parties to contract directly with the Company's customers for the implementation of its OneWorld version of its application suites, service revenue is likely to decrease as a percentage of total revenue in future periods.

     Cost of license fees. Cost of license fees includes royalties, business partner commissions, amortization of capitalized software development costs, documentation costs and software delivery expenses. Cost of license fees increased to $36.4 million for fiscal 1997 from $27.4 million for fiscal 1996. Gross margin on license fee revenue increased to 85.3% for fiscal 1997 from 84.8% for fiscal 1996, primarily as a result of lower royalty expense on complementary third-party software products licensed through the Company in fiscal 1997 compared to fiscal 1996.

     Amortization of capitalized software development costs increased to $6.0 million for fiscal 1997 compared to $2.6 million for fiscal 1996. This increase was the result of the amortization of capitalized OneWorld development costs, which began upon the release of the OneWorld version of the Company's application suites in late calendar 1996. OneWorld development costs will be amortized through fiscal 1999. Gross margin on license fee revenue varies, in part, depending upon the proportion of the Company's software products that are subject to royalty payments. The Company offers certain complementary software products that are subject to royalties payable by the Company to third parties. License fees subject to royalties were lower during fiscal 1997 compared to fiscal 1996 primarily due to declining license fee revenue from application suites incorporating WorldVision, a graphical user interface for WorldSoftware that utilizes technology licensed from third parties, as more of the Company's customers seeking such functionality during the later part of fiscal 1997 chose to purchase OneWorld. Also affecting license fee margins in fiscal 1997 was an increase in business partner commissions from fiscal 1996 due primarily to an increase in license fee revenue from the Company's Genesis version of its application suites, which is offered exclusively through business partners.

     Cost of services. Cost of services includes the personnel and related overhead costs for training and customer support services, together with fees paid to third parties for subcontracted services. Cost of services increased to $244.6 million for fiscal 1997 from $184.8 million for fiscal 1996. This increase was due to increased personnel and subcontracted services to support the growing demand for implementation and consulting services. Gross margin on service revenue increased to 38.7% in fiscal 1997 from 37.9% in fiscal 1996 primarily due to lower compensation costs as a percentage of the related revenue. Generally, the gross margin on support revenue is higher than on consulting and training revenue, and any change in the mix in types of services will affect the gross margin on total service revenue. In particular, the extent to which the Company is successful in implementing its strategy of relying on third parties to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on service revenue.

     Sales and marketing. Sales and marketing expense consists of personnel and related overhead costs, including commissions, for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $176.0 million for fiscal 1997 from $128.8 million for fiscal 1996, representing 27.2% and 27.0% of total revenue, respectively. The increase was primarily the result of the addition of direct sales personnel necessary to support the Company's selling efforts, especially the OneWorld version of its application suites.

     General and administrative. General and administrative expense includes personnel and related overhead costs for the support and administration functions of the Company. General and administrative expense increased to $69.9 million for fiscal 1997 from $53.1 million for fiscal 1996, representing 10.8% and 11.1% of total revenue, respectively. Total dollar amount of expense was higher in fiscal 1997 primarily due to an increase in personnel to support the growth in the Company's operations.

     Research and development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $60.6 million for fiscal 1997 from $40.3 million for fiscal 1996. In addition, capitalized software development costs were $2.2 million for fiscal 1997, down from $7.3 million for fiscal 1996. Total research and development expenditures, including the capitalized software development costs, were higher in fiscal 1997 primarily due to a 29% increase in personnel, together with increases in related facilities and equipment costs. During each period, development resources were devoted to continued enhancements of the Company's application suites. Capitalized software development costs for both periods primarily consisted of OneWorld development costs. Due to the release of the OneWorld version in late calendar 1996, the Company ceased capitalizing OneWorld development costs during the first half of fiscal 1997. The Company anticipates that research and development expense will increase in subsequent quarters. As a percentage of total revenue, research and development expenditures, including capitalized software development costs, were relatively consistent at 9.7% in fiscal 1997 and 10.0% in fiscal 1996.

     Other income (expense). Other income (expense) includes interest expense on the Company's bank line of credit, interest income on cash, cash equivalents and investments, foreign currency gains and losses, and other non-operating income and expenses. Interest expense decreased to $829,000 for fiscal 1997 from $899,000 for fiscal 1996 due to lower average borrowings outstanding on the Company's line of credit during fiscal 1997. Interest income increased to $1.7 million for fiscal 1997 from $629,000 for fiscal 1996 primarily due to interest earned on the investment of proceeds from the Company's initial public offering completed in September 1997. Foreign currency losses increased to $2.0 million for fiscal 1997 from $1.7 million for fiscal 1996 primarily due to the strengthening of the U.S. dollar against most European currencies.

     Provision for income taxes. The Company's effective income tax rate remained relatively constant at 37.2% for fiscal 1997 and 37.3% for fiscal 1996.

  Fiscal Years Ended October 31, 1996 and 1995

     Revenue. Total revenue increased to $478.0 million in fiscal 1996 from $340.8 million in fiscal 1995, representing an increase of 40%. The increase was primarily a result of greater acceptance of the Company's software products by mid-sized organizations in key domestic and international markets, together with new releases of the Company's application suites, and enhanced services, support and custom programming capabilities. International revenue as a percentage of total revenue ranged from 34.9% to 36.8% during this period.

     License fee revenue increased to $180.4 million in fiscal 1996 from $134.1 million in fiscal 1995, representing an increase of 34%. The increase was primarily due to the expansion of the Company's domestic and international direct and indirect sales organizations, a greater volume of license transactions and an increase in average transaction size. All of the license fee revenue recognized during the fiscal years 1996 and 1995 were generated from customers that operate on the AS/400 platform.

     Service revenue increased to $297.7 million in fiscal 1996 from $206.6 million in fiscal 1995, representing an increase of 44%. The increase was primarily due to higher revenue from consulting and support, although training revenue also increased. Service revenue as a percentage of total revenue was 62.3% and 60.6% in fiscal 1996 and 1995, respectively. This increase was primarily a result of the Company's continued emphasis on providing consulting and training services that complement its software products and the growth in the Company's installed base of customers.

     Cost of license fees. Cost of license fees increased to $27.4 million in fiscal 1996 from $18.5 million in fiscal 1995. Gross margin on license fee revenue declined to 84.8% for fiscal 1996 from 86.2% for fiscal 1995. These declines were primarily due to higher royalties on complementary products, in particular royalties incurred in connection with increased licenses of applications with WorldVision.

     Cost of services. Cost of services increased to $184.8 million in fiscal 1996 from $128.1 million in fiscal 1995. Gross margin on service revenue was 37.9% and 38.0% in fiscal 1996 and 1995, respectively. Generally, gross margin on support revenue is higher than gross margin on consulting and training revenue, and any change in the mix in services will affect the gross margin on service revenue.

     Sales and marketing. Sales and marketing expense increased to $128.8 million for fiscal 1996 from $102.3 million for fiscal 1995, representing 27.0% and 30.0% of total revenue, respectively. The increase in dollar amounts was primarily the result of an increase in sales and marketing personnel and related costs, together with increased advertising and promotion costs. The decline in sales and marketing expense as a percentage of total revenue was primarily the result of growing service revenue, increased productivity from the direct sales force and an increase in the average transaction size.

     General and administrative. General and administrative expense increased to $53.1 million for fiscal 1996 from $38.7 million for fiscal 1995, representing 11.1% and 11.4% of total revenue, respectively. The increase in dollar amounts was primarily the result of additional support and administration personnel hired throughout this period to support the expansion of the Company's operations.

     Research and development. Research and development expense increased to $40.3 million for fiscal 1996 from $24.3 million for fiscal 1995. In addition, capitalized software development costs were $7.3 million for fiscal 1996 compared to $9.8 million for fiscal 1995. Total research and development expenditures, which include capitalized software development costs, rose 40% in fiscal 1996 primarily due to increases in personnel, facilities, equipment costs and professional contract services. During fiscal 1996 and 1995, the Company increased resources devoted to the development of the OneWorld version of its application suites as well as continued enhancements of the WorldSoftware version, including Genesis. Capitalized software development costs for fiscal 1996 primarily represented OneWorld development costs, while, for fiscal 1995, such costs primarily represented OneWorld and, to a lesser extent, Genesis development costs. Although research and development expenditures, including capitalized software development costs, increased in each fiscal year, as a percentage of total revenue these expenditures remained relatively stable at 10.0% for fiscal 1996 and 1995.

     Other income (expense). Interest income was $629,000 for fiscal 1996 compared to interest income of $1.7 million for fiscal 1995. During fiscal 1996, the Company had lower cash and cash equivalent balances and related interest income than in prior fiscal years due to a $19.4 million investment in land in early fiscal 1996. Interest expense was $899,000 and $576,000 for fiscal years 1996 and 1995, respectively. Interest expense increased due to higher borrowings on the Company's bank line of credit. Foreign currency losses increased to $1.7 million in fiscal 1996 from $237,000 for fiscal 1995. This increase was primarily due to the strengthening of the U.S. dollar against the Japanese yen and certain European currencies.

     Provision for income taxes. The Company's effective income tax rate was 37.3% in fiscal 1996 and 38.5% in fiscal 1995. The effective income tax rate decreased in fiscal 1996 from fiscal 1995 primarily due to a reorganization of the Company's domestic operations.

QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION

     The following table sets forth certain unaudited consolidated statements of income data, both in absolute dollars and as a percentage of total revenue (except for gross margin data), for each of the Company's last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                                    THREE MONTHS ENDED
                                  ---------------------------------------------------------------------------------------
                                  JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,
                                    1996       1996        1996       1996       1997       1997        1997       1997
                                  --------   ---------   --------   --------   --------   ---------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  INCOME DATA:
Revenue:
  License fees..................  $35,201    $ 37,077    $ 38,220   $ 69,868   $ 40,934   $ 51,129    $ 58,983   $ 97,661
  Services......................   62,731      73,133      77,421     84,397     81,887     94,725     103,551    118,942
                                  -------    --------    --------   --------   --------   --------    --------   --------
        Total revenue...........   97,932     110,210     115,641    154,265    122,821    145,854     162,534    216,603
Costs and expenses:
  Cost of license fees..........    6,705       6,150       6,942      7,646      7,698      9,386       7,900     11,460
  Cost of services..............   40,257      44,732      48,184     51,673     51,493     57,813      64,306     71,028
  Sales and marketing...........   27,674      29,927      33,236     37,922     34,706     39,029      44,881     57,415
  General and administrative....   11,858      12,854      12,407     15,933     14,772     16,315      17,352     21,411
  Research and development......    8,207       9,986       9,635     12,493     10,142     14,391      16,567     19,491
                                  -------    --------    --------   --------   --------   --------    --------   --------
        Total costs and
          expenses..............   94,701     103,649     110,404    125,667    118,811    136,934     151,006    180,805
Operating income................    3,231       6,561       5,237     28,598      4,010      8,920      11,528     35,798
Other income (expense), net.....      414        (629)       (827)      (631)      (313)    (1,178)        (22)       583
                                  -------    --------    --------   --------   --------   --------    --------   --------
Income before income taxes......    3,645       5,932       4,410     27,967      3,697      7,742      11,506     36,381
  Provision for income taxes....    1,370       2,266       1,679     10,313      1,368      2,893       4,286     13,551
                                  -------    --------    --------   --------   --------   --------    --------   --------
Net income......................  $ 2,275    $  3,666    $  2,731   $ 17,654   $  2,329   $  4,849    $  7,220   $ 22,830
                                  =======    ========    ========   ========   ========   ========    ========   ========
Earnings per common share.......  $   .03    $    .04    $    .03   $    .20   $    .02   $    .05    $    .07   $    .23
                                  =======    ========    ========   ========   ========   ========    ========   ========
Weighted average common shares
  outstanding...................   85,507      88,467      88,381     88,313     93,520     95,544      96,799    100,107
AS A PERCENTAGE OF TOTAL
  REVENUE:
Revenue:
  License fees..................     35.9%       33.6%       33.1%      45.3%      33.3%      35.1%       36.3%      45.1%
  Services......................     64.1        66.4        66.9       54.7       66.7       64.9        63.7       54.9
                                  -------    --------    --------   --------   --------   --------    --------   --------
        Total revenue...........    100.0       100.0       100.0      100.0      100.0      100.0       100.0      100.0
Costs and expenses:
  Cost of license fees..........      6.8         5.6         6.0        5.0        6.3        6.4         4.9        5.3
  Cost of services..............     41.1        40.5        41.7       33.5       41.9       39.6        39.6       32.8
  Sales and marketing...........     28.3        27.1        28.8       24.6       28.2       26.8        27.6       26.5
  General and administrative....     12.1        11.7        10.7       10.3       12.0       11.2        10.7        9.9
  Research and development......      8.4         9.1         8.3        8.1        8.3        9.9        10.2        9.0
                                  -------    --------    --------   --------   --------   --------    --------   --------
        Total costs and
          expenses..............     96.7        94.0        95.5       81.5       96.7       93.9        93.0       83.5
Operating income................      3.3         6.0         4.5       18.5        3.3        6.1         7.0       16.5
Other income (expense), net.....       .4         (.6)        (.7)       (.4)       (.3)       (.8)        (.0)        .3
                                  -------    --------    --------   --------   --------   --------    --------   --------
Income before income taxes......      3.7         5.4         3.8       18.1        3.0        5.3         7.0       16.8
  Provision for income taxes....      1.4         2.1         1.4        6.7        1.1        2.0         2.6        6.3
                                  -------    --------    --------   --------   --------   --------    --------   --------
Net income......................      2.3%        3.3%        2.4%      11.4%       1.9%       3.3%        4.4%      10.5%
                                  =======    ========    ========   ========   ========   ========    ========   ========
Gross margin on license fee
  revenue.......................     81.0%       83.4%       81.8%      89.1%      81.2%      81.6%       86.6%      88.3%
Gross margin on service
  revenue.......................     35.8%       38.8%       37.8%      38.8%      37.1%      39.0%       37.9%      40.3%

     In the last eight quarters, expenses and operating income as a percentage of total revenue have varied primarily due to seasonality, which has resulted in disproportionately higher license fee revenue in the fourth fiscal quarter. Expenses as a percentage of revenue have decreased in the fourth quarter due to seasonally higher license fee revenue. Gross margin on license fee revenue has varied quarterly from 81.0% to 89.1% within the last eight quarters due to fluctuations in license volume and the mix of fixed and variable costs of licenses. Gross margin on service revenue has remained stable except for the first quarters of fiscal 1996 and fiscal 1997 due to lower service revenue during the holiday season in November and December.

     Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and growth to date primarily through cash generated from operating activities. As of October 31, 1997, the Company's principal sources of liquidity consisted of $224.4 million of cash and cash equivalents, $138.6 million of short-term and long-term investments and a $50 million, unsecured, revolving line of credit that it borrows against for working capital requirements and other general corporate purposes. As of October 31, 1997, no amounts were outstanding under the Company's bank line of credit, and the Company had working capital of $238.2 million. Included in determining such amounts is short-term deferred revenue and customer deposits of $67.1 million. Short-term deferred revenue primarily represents annual support payments billed to customers which is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $305.3 million.

     The Company generated operating cash flow of $74.2 million for fiscal 1997 and $42.4 million and $41.3 million for fiscal 1996 and 1995, respectively. The increases in operating cash flow from year to year were due primarily to increasing net income. During these periods, growth in operating assets such as accounts receivable has been funded by similar growth in operating liabilities, primarily deferred revenue and accrued liabilities.

     In September 1997, the Company completed its initial public offering of
18.2 million shares of common stock, of which 12.8 million were issued by the Company, generating net proceeds of $276.5 million. Additionally, during fiscal 1997, the Company issued 941,000 shares of common stock upon the exercise of options and received $3.2 million in proceeds. The Company did not have other significant net financing activities for fiscal 1997, 1996, or 1995. The Company utilized its bank line of credit for working capital and other general corporate purposes but repaid all amounts borrowed within each of these periods.

     The Company utilized cash for investing activities of $154.6 million, $51.2 million and $29.2 million for fiscal 1997, 1996 and 1995, respectively. The increase in fiscal 1997 was due to the investment of cash from the initial public offering. During each of these fiscal years, the Company purchased furniture, fixtures and equipment that were necessary to support its expanding operations. In fiscal 1997, the Company's cash utilized for investing activities was offset in part by $8.7 million of proceeds from the sale of assets. In fiscal 1996, the Company invested $19.4 million to purchase land in Denver, Colorado, a portion of which is being used by the Company for a headquarters facility.

     Management believes its cash and cash equivalents balance, short-term and long-term investments, amounts available under existing credit facilities and funds generated from operations will be sufficient to meet its cash needs through fiscal 1998. Additionally, the Company may also use a portion of its short and long-term investments to acquire businesses, products or technologies that are complementary to those of the Company, although no specific acquisitions are currently planned. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

IMPACT OF THE YEAR 2000 ISSUE

     Many currently installed computer systems and software products currently in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company currently offers software products that are designed to be Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes.

     While management believes it has successfully addressed this issue in its proprietary software products, upon which its business operations are significantly dependent, other third-party software and computer technology used internally, if not Year 2000 compliant, may materially impact the Company. Further, the Company's operations may be at risk if its suppliers and other third-parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third-parties. This issue could result in system failures or generation of erroneous information and could significantly disrupt business activities.

     The Company is reviewing what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with its suppliers and other third parties' systems. Such actions will include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. The total cost and time associated with the impact of Year 2000 compliance cannot presently be determined.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has determined that the adoption of recently issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Shares," No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SOP 97-2, "Software Revenue Recognition," will not have a material impact on its financial condition or results of operations. SFAS No. 129 is effective for fiscal 1998 and SOP 97-2, SFAS Nos. 130 and 131 are effective for fiscal 1999. The pro forma effect of SFAS No. 128 is disclosed in the notes to the consolidated financial statements included herein.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection entitled "Quarterly Results of Operations/Supplementary Financial Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal 1 -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 1997, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal 1 -- Election of Directors" and "Compensation of Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

     1. Consolidated Financial Statements.

          The following consolidated financial statements of J.D. Edwards & Company are filed as part of this report:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Balance Sheets.................................   F-2
Consolidated Statements of Income...........................   F-3
Consolidated Statements of Changes in Stockholders'            F-4
  Equity....................................................
Consolidated Statements of Cash Flows.......................   F-5
Notes to Consolidated Financial Statements..................   F-6

     2. Consolidated Financial Statements Schedules.

          The following financial statement schedule of the Company for each of the years ended October 31, 1997, 1996 and 1995 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                          PAGE NUMBER
                                                          -----------
Schedule II -- Valuation and Qualifying Accounts........      S-1

          Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

     3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(b) Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company in the fourth quarter ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of January 1998.

                                            J.D. EDWARDS & COMPANY

                                            By:  /s/ RICHARD G. SNOW, JR.

                                              ----------------------------------
                                                 Name: Richard G. Snow, Jr.
                                               Title: Vice President, General
                                                          Counsel
                                                       and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on January 22, 1998 on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                                  TITLE
                      ---------                                                  -----
                /s/ C. EDWARD MCVANEY                    Chairman of the Board, President and Chief Executive
-----------------------------------------------------    Officer (principal executive officer)
                  C. Edward McVaney

                /s/ RICHARD E. ALLEN                     Chief Financial Officer, Senior Vice President,
-----------------------------------------------------    Finance and Administration and Director (principal
                  Richard E. Allen                       financial officer)

                /s/ PAMELA L. SAXTON                     Vice President of Finance, Controller and Chief
-----------------------------------------------------    Accounting Officer (principal accounting officer)
                  Pamela L. Saxton

                /s/ ROBERT C. NEWMAN                     Director
-----------------------------------------------------
                  Robert C. Newman

                /s/ JACK L. THOMPSON                     Director
-----------------------------------------------------
                  Jack L. Thompson

                 /s/ GERALD HARRISON                     Director
-----------------------------------------------------
                   Gerald Harrison

                 /s/ DELWIN D. HOCK                      Director
-----------------------------------------------------
                   Delwin D. Hock

               /s/ HARRY T. LEWIS, JR.                   Director
-----------------------------------------------------
                 Harry T. Lewis, Jr.

                /s/ MICHAEL J. MAPLES                    Director
-----------------------------------------------------
                  Michael J. Maples

                /s/ TRYGVE E. MYHREN                     Director
-----------------------------------------------------
                  Trygve E. Myhren

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of J.D. Edwards & Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. on page 40 present fairly, in all material respects, the financial position of J.D. Edwards & Company and its subsidiaries at October 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boulder, Colorado
November 24, 1997

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   OCTOBER 31,
                                                              ----------------------
                                                                1996          1997
                                                              --------      --------

Current assets:
  Cash and cash equivalents.................................  $ 25,554      $224,437
  Short-term investments....................................        --        30,464
  Accounts receivable, net of allowance for doubtful
     accounts of $5,600 and $9,800 at October 31, 1996 and
     1997, respectively.....................................   115,729       174,532
  Prepaid and other current assets..........................    25,301        21,436
                                                              --------      --------
          Total current assets..............................   166,584       450,869
Long-term investments.......................................        --       108,096
Property and equipment, net.................................    51,355        55,705
Software development costs, net.............................    15,657        11,879
Deposits and other assets...................................    10,190        16,488
                                                              --------      --------
                                                              $243,786      $643,037
                                                              ========      ========

        LIABILITIES, MANDATORILY REDEEMABLE SHARES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 32,321      $ 34,915
  Unearned revenue and customer deposits....................    44,327        67,104
  Accrued liabilities.......................................    69,367       110,565
                                                              --------      --------
          Total current liabilities.........................   146,015       212,584
Unearned revenue, net of current portion, and other.........    27,845        33,592
                                                              --------      --------
          Total liabilities.................................   173,860       246,176
Commitments and contingencies (Note 8)......................        --            --
Mandatorily redeemable shares, at redemption value..........    47,024            --
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized;
     none outstanding.......................................        --            --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 79,093,070 and 92,822,186 issued and
     outstanding as of October 31, 1996 and 1997,
     respectively...........................................        79            93
  Additional paid-in capital................................     3,669       294,278
  Retained earnings.........................................    65,628       102,856
  Cumulative translation adjustments and other, net.........       550          (366)
  Adjustment for mandatorily redeemable shares..............   (47,024)           --
                                                              --------      --------
          Total stockholders' equity........................    22,902       396,861
                                                              --------      --------
                                                              $243,786      $643,037
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED OCTOBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Revenue:
  License fees............................................   $134,138    $180,366    $248,707
  Services................................................    206,628     297,682     399,105
                                                             --------    --------    --------
          Total revenue...................................    340,766     478,048     647,812
Costs and expenses:
  Cost of license fees....................................     18,461      27,443      36,444
  Cost of services........................................    128,144     184,846     244,640
  Sales and marketing.....................................    102,310     128,759     176,031
  General and administrative..............................     38,677      53,052      69,850
  Research and development................................     24,296      40,321      60,591
                                                             --------    --------    --------
          Total costs and expenses........................    311,888     434,421     587,556
Operating income..........................................     28,878      43,627      60,256
Other income (expense):
  Interest income.........................................      1,697         629       1,686
  Interest expense........................................       (576)       (899)       (829)
  Foreign currency losses and other, net..................       (411)     (1,403)     (1,787)
                                                             --------    --------    --------
Income before income taxes................................     29,588      41,954      59,326
  Provision for income taxes..............................     11,379      15,628      22,098
                                                             --------    --------    --------
Net income................................................   $ 18,209    $ 26,326    $ 37,228
                                                             ========    ========    ========
Earnings per common share.................................   $   0.22    $   0.30    $   0.39
                                                             ========    ========    ========
Weighted average common shares outstanding................     82,504      87,667      96,500

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   COMMON STOCK
                              (INCLUDING MANDATORILY                                      ADJUSTMENT FOR
                                REDEEMABLE SHARES)      ADDITIONAL                         MANDATORILY
                              -----------------------    PAID-IN     RETAINED               REDEEMABLE
                                 SHARES       AMOUNT     CAPITAL     EARNINGS    OTHER        SHARES
                              ------------   --------   ----------   --------   -------   --------------
Balance, October 31, 1994...    81,092,760      $81      $  7,830    $ 21,093   $(1,102)     $(14,290)
Purchase of common stock....    (2,706,690)      (3)       (6,450)         --        --            --
Shares issued to ESOP.......       647,570        1         2,200          --        --        (2,201)
Increase in share redemption
  value of mandatorily
  redeemable ESOP shares....            --       --            --          --        --        (3,682)
Purchase of founders' stock
  by ESOP...................            --       --            --          --        --           200
Net income..................            --       --            --      18,209        --            --
Change in cumulative
  translation adjustment and
  other, net................         5,180       --            13          --     1,073            --
                                ----------      ---      --------    --------   -------      --------
Balance, October 31, 1995...    79,038,820       79         3,593      39,302       (29)      (19,973)
Purchase of common stock....       (25,200)      --          (152)         --        --           152
Increase in share redemption
  value of mandatorily
  redeemable ESOP shares....                     --            --          --        --       (23,903)
Increase in founders' stock
  purchase obligation.......            --       --            --          --        --        (3,300)
Stock option exercises......        79,450       --           228          --        --            --
Net income..................            --       --            --      26,326        --            --
Change in cumulative
  translation adjustment and
  other, net................            --       --            --          --       579            --
                                ----------      ---      --------    --------   -------      --------
Balance, October 31, 1996...    79,093,070       79         3,669      65,628       550       (47,024)
Purchase of common stock....        (1,403)      --           (15)
Issuance of shares in public
  offering, net.............    12,790,004       13       276,452
Lapse of mandatorily
  redeemable provision on
  ESOP shares...............            --       --            --          --        --        47,024
Tax benefit from stock
  compensation..............            --       --        10,137          --        --            --
Stock option exercises......       940,515        1         3,230          --        --            --
Net income..................            --       --            --      37,228        --            --
Change in cumulative
  translation adjustment and
  other, net................            --       --           805          --      (916)           --
                                ----------      ---      --------    --------   -------      --------
Balance, October 31, 1997...    92,822,186      $93      $294,278    $102,856   $  (366)     $      0
                                ==========      ===      ========    ========   =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              -------------------------------
                                                                1995       1996       1997
                                                              --------   --------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $ 18,209   $ 26,326   $  37,228
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     7,978     13,166      15,649
  Amortization of software development costs................     2,193      2,568       6,022
  Provision for deferred income taxes.......................    (3,588)    (1,854)     (6,554)
  Other.....................................................     1,195      2,216       1,692
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (21,825)   (35,164)    (59,398)
  Prepaid and other current assets..........................     3,346     (2,876)     (2,790)
  Accounts payable..........................................     5,480     12,138       2,830
  Unearned revenue and customer deposits....................    13,313     13,655      29,669
  Accrued liabilities.......................................    15,039     12,185      49,882
                                                              --------   --------   ---------
          Net cash from operating activities................    41,340     42,360      74,230
INVESTING ACTIVITIES:
Purchase of investments.....................................        --         --    (138,560)
Purchase of property and equipment..........................   (19,454)   (41,135)    (22,436)
Proceeds from sale of assets................................        --         --       8,661
Capitalized software development costs......................    (9,763)    (7,320)     (2,244)
Other.......................................................        --     (2,695)         --
                                                              --------   --------   ---------
          Net cash used for investing activities............   (29,217)   (51,150)   (154,579)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................        --         --     279,696
Proceeds from bank line of credit...........................        --     85,100      81,950
Repayment of bank line of credit............................        --    (85,100)    (81,950)
Purchase of common stock....................................    (6,452)      (152)        (15)
Other.......................................................       514         83          --
                                                              --------   --------   ---------
     Net cash provided by (used for) financing activities...    (5,938)       (69)    279,681
Effect of exchange rate changes on cash.....................        97       (484)       (449)
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........     6,282     (9,343)    198,883
Cash and cash equivalents at beginning of period............    28,615     34,897      25,554
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $ 34,897   $ 25,554   $ 224,437
                                                              ========   ========   =========
SUPPLEMENTAL DISCLOSURE OF OTHER CASH AND NON-CASH INVESTING
  AND FINANCING TRANSACTIONS
  Interest paid.............................................  $    576   $    899   $     829
  Income taxes paid.........................................    13,452      8,061      17,168
  ESOP contribution funded with common stock................     2,201         --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     J.D. Edwards & Company and Subsidiaries (the "Company") develops, markets and supports highly functional Enterprise Resource Planning ("ERP") software solutions that operate on multiple computing platforms and are designed to accelerate customers' time to benefit, lower customers' cost of ownership and reduce information systems risks arising from changes in technology and business practices. The Company's integrated software application suites support manufacturing, finance, distribution/logistics and human resources operations for multi-site and multinational organizations. The Company provides implementation, training and support services designed to enable customers to rapidly achieve the benefits of the Company's ERP solutions. The Company has developed and marketed ERP solutions for over 20 years, principally for operation on AS/400 and other IBM mid-range systems and, more recently, on leading UNIX and Windows NT servers through Windows- and Internet browser-enabled desktop clients. The Company operates primarily in the United States, Canada, Europe, Asia, Latin America and Africa.

  Principles of Consolidation and Basis of Presentation

     The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are stated in U.S. dollars and are prepared under U.S. generally accepted accounting principles.

  Reincorporation and Stock Split

     In August 1997, the Company reincorporated in Delaware. In connection therewith, the Company effected a 70-for-one stock split with 300.0 million authorized shares of $.001 par value common stock and 5.0 million authorized shares of $.001 par value preferred stock. All references in the consolidated financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

  Initial Public Offering

     In September 1997, the Company completed an initial public offering ("IPO"). Of the 18.2 million shares of common stock sold to the public at $23.00 per share, the Company issued 12.8 million shares and selling shareholders sold
5.4 million shares. The Company realized $276.5 million from the offering after deducting expenses of the offering of approximately $17.7 million.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The Company licenses software under non-cancelable license agreements and provides related services, including support, training, consulting and implementation. Training, consulting and implementation services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and

                             J.D. EDWARDS & COMPANY
all significant contractual obligations relating to this license have been satisfied. Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from training, consulting and implementation services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as deferred revenue and is recognized ratably over the support service period, and includes a portion of the related license fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and will supersede SOP 91-1. The Company will be required to apply the provisions of SOP 97-2 to transactions entered into during fiscal 1999. Management anticipates that the adoption of this guidance will not have a material impact on its financial condition or results of operations.

  Software Research and Development Costs

     The Company capitalizes internally developed software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of development costs of software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

     Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life, generally three years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs.

     Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) are generally expensed as incurred. The cost of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

  Foreign Currency Translation

     The functional currency of each subsidiary is the local currency. Translation of balance sheet amounts to U.S. dollars is based on exchange rates as of each balance sheet date. Income statement and cash flow statement amounts are translated at the average exchange rates for the period. Cumulative currency translation adjustments, net of related deferred taxes, are presented in a separate component of stockholders' equity. Transaction gains and losses and unrealized gains and losses on short-term intercompany receivables and payables are included in income as incurred.

  Cash and Cash Equivalents, Short-term Investments and Long-term Investments

     All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Investments consist of U.S. dollar denominated foreign and domestic corporate bonds, as well as state and

                             J.D. EDWARDS & COMPANY
municipal bonds, with maturities of up to thirty months. All investments are classified as held-to-maturity as defined in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and accordingly are carried at amortized cost. At October 31, 1997, the amortized cost of investments with maturities of less than twelve months totaled $30.5 million, and investments with maturities ranging from greater than twelve months up to thirty months totaled $108.1 million. The fair value of investments approximated their amortized cost at October 31, 1997.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company believes the risk with respect to trade receivables is mitigated, to some extent, by the fact that the Company's customer base is widespread geographically and is highly diversified. No single customer accounted for ten percent or more of revenue for fiscal 1995, 1996 or 1997 or of accounts receivable at October 31, 1996 or 1997.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash, cash equivalents, investments and accounts receivable and payable, approximate their fair values at October 31, 1996 and 1997.

  Property and Equipment

     Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are as follows:

Furniture and fixtures....................................  5-7 years
Computer equipment........................................    3 years

  Stock-based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB No. 25 and, accordingly, has included the pro forma disclosures required under SFAS No. 123 in Note 7.

  Income Taxes

     Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets may be reduced by a valuation allowance if current evidence indicates that it is considered likely that these benefits will not be realized.

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the fiscal 1997 presentation.

                             J.D. EDWARDS & COMPANY

  Earnings Per Common Share

     Earnings per common share ("EPS") are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for each period have been adjusted to include all common shares issuable under stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations for periods presented prior the completion of the Company's IPO include all common and common equivalent shares issued within the twelve months preceding the initial filing date of the Company's Registration Statement as if they were outstanding for all periods presented, using the treasury stock method and the IPO price. Such shares were treated as outstanding in computations of earnings per share for the remainder of the fiscal year using the treasury stock method and actual market prices. All shares owned by the J.D. Edwards & Company Employee Stock Ownership Plan (the "ESOP") were included in the weighted average common shares outstanding.

     SFAS No. 128, "Earnings per Share," was issued in February of 1997. The Company will be required to apply this statement in its consolidated financial statements for fiscal 1998. This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the currently required primary and fully-diluted EPS. The basic EPS will be computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS will be computed in a manner similar to the current method for calculating fully-diluted EPS. Prior period EPS will be restated to conform with the new statement. The pro forma effect of applying SFAS No. 128 on the Company's historical consolidated financial statements is as follows (in thousands, except per share data):

                                                           YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
EPS AS REPORTED
  Primary EPS........................................   $  0.22    $  0.30    $  0.39
  Weighted average common shares outstanding.........    82,504     87,667     96,500
PRO FORMA EPS
  Basic EPS Computation:
     Basic EPS.......................................   $  0.23    $  0.33    $  0.46
     Weighted average common shares outstanding......    79,139     79,044     80,546
  Diluted EPS Computation:
     Diluted EPS.....................................   $  0.22    $  0.30    $  0.39
     Weighted average common shares outstanding......    82,504     87,667     96,500

  Other Recently Issued Accounting Pronouncements

     The Company will be required to apply new recently issued standards in its future consolidated financial statements. SFAS No. 129, "Disclosures of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure; SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income in financial statements; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. The Company has determined that the adoption of these recently issued standards will not have a material impact on its financial condition or results of operations. SFAS No. 129 is effective for fiscal 1998 and SFAS Nos. 130 and 131 are effective for fiscal 1999.

                             J.D. EDWARDS & COMPANY

(2) BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows (in thousands):

                                                                   OCTOBER 31,
                                                               --------------------
                                                                 1996        1997
                                                               --------    --------
PROPERTY AND EQUIPMENT:
  Furniture and fixtures....................................   $ 34,519    $ 44,220
  Computer equipment........................................     30,469      38,778
  Land......................................................     16,321      16,559
                                                               --------    --------
                                                                 81,309      99,557
  Less: accumulated depreciation............................    (29,954)    (43,852)
                                                               --------    --------
                                                               $ 51,355    $ 55,705
                                                               ========    ========
SOFTWARE DEVELOPMENT COSTS:
  Software development costs................................   $ 24,392    $ 26,636
  Less: accumulated amortization............................     (8,735)    (14,757)
                                                               --------    --------
                                                               $ 15,657    $ 11,879
                                                               ========    ========
ACCRUED LIABILITIES:
  Accrued compensation and related expenses.................   $ 36,462    $ 68,803
  Income taxes payable......................................     13,869      15,261
  Other accrued expenses....................................     19,036      26,501
                                                               --------    --------
                                                               $ 69,367    $110,565
                                                               ========    ========

(3) BANK LINE OF CREDIT

     The Company has a $50 million, unsecured, revolving line of credit (the "Revolver") with a syndication of banks. The Revolver expires on July 31, 1999. Borrowings under the Revolver are for working capital requirements and other general corporate purposes and bear tiered interest rates as determined by the Company's leverage ratio. The maximum rate of interest is the bank's prime rate plus .50% or LIBOR plus 1.75% at the option of the Company. The credit agreement associated with the Revolver requires that the Company remain in compliance with certain affirmative and negative covenants and representations and warranties. The financial covenants include liquidity, leverage, and coverage ratios, capital expenditure limitations and profitability requirements. Non-financial covenants include, but are not limited to, certain restrictions on additional indebtedness, contingent liabilities, mergers and acquisitions and investments. At October 31, 1996 and 1997, the Company was in full compliance with all covenants under the credit agreement. There were no borrowings outstanding under any credit agreement at October 31, 1996 and 1997.

(4) ESOP AND ESOP MANDATORILY REDEEMABLE SHARES

     Effective January 1, 1989, the Company established the ESOP, subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company makes discretionary contributions of cash and/or shares of common stock of the Company to the ESOP trust fund. The trust fund is maintained in the form of individual participant accounts that vest over a seven-year period. Allocations to these accounts are made on the basis of each participant's proportionate share of total compensation paid by the Company to all ESOP participants. At the discretion of the Company, unvested shares forfeited by a terminated participant may be used to offset future Company contributions to the ESOP or may be reallocated to the remaining participants of the ESOP. With certain limitations, Company employees in the United States who are at least 21 years old and have completed one year of service are eligible ESOP participants.

                             J.D. EDWARDS & COMPANY

     Upon termination of employment, the ESOP provides that a terminating employee will receive his or her vested shares. Prior to the Company's IPO, a terminating employee could elect to receive a distribution of Company common stock for shares vested or require the Company to purchase such vested shares. In the event the Company was required to purchase such shares from a terminating employee, the Company would purchase the vested shares at the appraised value for the shares. The Company engaged an independent appraiser to perform an annual valuation of the Company's common stock for this purpose. In accordance with the requirements of the SEC, the redemption value of shares held by the ESOP was reflected in the balance sheet prior to completion of the IPO as mandatorily redeemable shares with the offsetting adjustments included as a reduction of stockholders' equity. Upon completion of the IPO, the Company's obligation to purchase the ESOP shares terminated, and the amount related to the mandatorily redeemable shares was reclassified to stockholders' equity.

     Compensation cost is measured as the estimated fair value of shares contributed to or committed to be contributed to the ESOP plus the cash contributed to or committed to be contributed to the ESOP. For the years ended October 31, 1995, 1996 and 1997, the Company recognized as compensation cost $4.5 million, $5.9 million and $5.3 million, respectively. The ESOP owned 6,718,040, and 8,558,270 shares of common stock at October 31, 1996 and 1997, respectively. All shares owned by the ESOP have been allocated to participants.

(5) FOUNDERS' STOCK

     The founders of the Company currently own or control a majority of the Company's issued and outstanding common stock. Under the terms of a shareholder agreement (the "Original Shareholder Agreement"), the Company had certain redemption obligations prior to the completion of the Company's IPO. The Original Shareholder Agreement provided for the Company's repurchase of a limited amount of the founders' stock in the event of their deaths. This purchase obligation was limited to proceeds of life insurance policies owned by the Company on the lives of the founders. Under the Original Shareholder Agreement, a founder could have also required the Company to purchase a limited number of shares up to an aggregate amount of $2.2 million at October 31, 1995 and $5.5 million at October 31, 1996. This purchase obligation was at a price equal to 40% of fair value, as determined by the Company's Board of Directors. Additionally, if a founder proposed to sell any of his shares, he was required to offer the shares first to the Company and the Company, at its option, could have purchased such shares at the lesser of fair value or the price offered by a third party. The Company could have also allowed the ESOP to purchase any shares sold pursuant to the Original Shareholder Agreement.

     In accordance with the requirements of the SEC, the share redemption obligations under the Original Shareholder Agreement were reflected in the accompanying balance sheet at October 31, 1996 as mandatorily redeemable shares with the offsetting adjustment included as a reduction of stockholders' equity. In August 1997, the founders of the Company entered into an agreement which replaced the Original Shareholder Agreement effective upon the completion of the IPO (the "New Shareholder Agreement"). The New Shareholder Agreement has no provisions which obligate the Company to purchase any shares of the founders' stock, and, accordingly, the mandatorily redeemable amounts were reclassified to stockholders' equity.

     During the year ended October 31, 1995, the three founders sold 2.0 million shares of common stock to the Company for $5.0 million under the terms of the Original Shareholder Agreement.

     Additionally, during the year ended October 31, 1995 one of the founders exercised his option under the Original Shareholder Agreement to require the Company to purchase 176,260 shares of common stock. The Company allowed such shares to be purchased by the ESOP for $200,000.

     During the year ended October 31, 1996, the Company was notified of a contractual arrangement whereby two founders would sell 3.5 million shares of stock to certain identified third parties. Under the terms

                             J.D. EDWARDS & COMPANY
of the Original Shareholder Agreement, such stock was required to be offered to the Company at the pending sales price prior to the sale to the third parties. The Company assigned its right-to-purchase these shares to the ESOP, which purchased the 3.5 million shares of common stock from the founders for $10.4 million.

     During fiscal 1997, one of the founders sold 55,440 shares of common stock to certain members of the Board of Directors and one employee. The Company recognized as compensation expense $223,000, which represented the difference between the sales price and the estimated fair value of the Company's common stock on the date of the sale.

(6) INCOME TAXES

     Income before income taxes consists of the following (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Domestic.............................................   $27,852    $24,770    $34,667
Foreign..............................................     1,736     17,184     24,659
                                                        -------    -------    -------
                                                        $29,588    $41,954    $59,326
                                                        =======    =======    =======

     Components of the provision for income taxes are as follows (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Current provision:
  U.S. Federal.......................................   $ 7,829    $ 8,737    $ 9,342
  State..............................................     2,044      1,259      1,798
  Foreign............................................     5,094      7,486     17,512
                                                        -------    -------    -------
                                                         14,967     17,482     28,652
                                                        -------    -------    -------
Deferred provision (benefit):
  U.S. Federal.......................................    (1,134)    (4,951)    (6,292)
  State..............................................      (425)        --       (715)
  Foreign............................................    (2,029)     3,097        453
                                                        -------    -------    -------
                                                         (3,588)    (1,854)    (6,554)
                                                        -------    -------    -------
          Total provision for income taxes...........   $11,379    $15,628    $22,098
                                                        =======    =======    =======

     The provisions for income taxes are different from the amounts computed by applying the federal statutory rate to income before income taxes. The amounts are reconciled as follows (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Statutory rate.......................................   $10,356    $14,684    $20,764
Foreign income taxed at higher rates.................     1,887      3,018      3,915
Non-deductible expenses..............................     1,007      1,676        563
State income taxes, net of federal benefit...........     1,052        818      1,431
Income tax credits...................................    (2,774)    (3,844)    (5,796)
Other................................................      (149)      (724)     1,221
                                                        -------    -------    -------
Provision for income taxes...........................   $11,379    $15,628    $22,098
                                                        =======    =======    =======

                             J.D. EDWARDS & COMPANY

     Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                  OCTOBER 31,
                                                              --------------------
                                                               1996         1997
                                                              -------      -------
Deferred tax assets:
  Revenue deferred for book purposes........................  $ 6,743      $ 9,403
  Foreign tax credit carryforwards..........................    4,639       14,290
  Allowance for doubtful accounts...........................    1,677        3,638
  Vacation and other accruals...............................      988        2,587
  Fixed assets..............................................    1,424        1,440
  Unrealized currency losses................................      112          536
  Foreign income currently subject to U.S. tax..............    1,986        2,815
  Research and development credit carryforward..............       --        2,636
  Net operating loss carryforward...........................       --        3,400
  Other.....................................................    1,216          809
                                                              -------      -------
          Total deferred tax assets.........................   18,785       41,554
                                                              -------      -------
Deferred tax liabilities:
  Capitalized software development costs....................   (5,503)      (4,425)
  Revenue deferred for tax..................................   (1,546)      (7,258)
  Other.....................................................     (332)        (877)
                                                              -------      -------
          Total deferred tax liabilities....................   (7,381)     (12,560)
                                                              -------      -------
Less -- valuation allowance for foreign tax credits.........       --       (9,651)
                                                              -------      -------
Net deferred tax asset......................................  $11,404      $19,343
                                                              =======      =======
Current portion of deferred taxes...........................  $ 7,122      $ 8,697
Non-current portion of deferred taxes.......................    4,282       10,646
                                                              -------      -------
Net deferred tax asset......................................  $11,404      $19,343
                                                              =======      =======

     The Company has available approximately $14.3 million of foreign tax credit carryforwards of which $4.6 million will expire in 2001 and $9.7 million will expire in 2002. The Company has a net operating loss carryforward of approximately $9.1 million and a research and development credit carryforward of approximately $2.6 million which both expire in 2012.

     At October 31, 1996 and 1997, unremitted earnings of foreign subsidiaries totaled $7.5 million and $10.3 million, respectively, and were deemed to be permanently invested. The unrecognized deferred tax liability for such earnings is immaterial.

     The Company has provided a valuation allowance of $9.7 million relating to foreign tax credits due to the fact that the Company could not utilize such credits in the current year and there is uncertainty that the credits will be utilized prior to expiration in 2002. The allowance may be adjusted in future periods to the extent evidence becomes available that these foreign tax credits will be utilized before they expire.

(7) EMPLOYEE RETIREMENT SAVINGS PLAN AND STOCK OPTIONS

  Employee Retirement Savings Plan

     In 1988, the Company established the J.D. Edwards & Company Retirement Savings Plan (the "401(k) Plan") subject to the provisions of ERISA. The 401(k) Plan is an Internal Revenue Code Section 401(k) plan, commonly known as a salary reduction retirement plan. Employees with a minimum of six months of service are eligible to participate in the 401(k) Plan.

                             J.D. EDWARDS & COMPANY

     The Company generally matches 50% of an employee's eligible contributions to the 401(k) Plan, up to a maximum match of 2% of eligible compensation. Both matching and discretionary contributions are determined in connection with the determination of contributions to the ESOP. The Company's matching contributions are fully vested for all participants completing 1,000 hours of service and employed by the Company on the last day of the calendar year. Discretionary contributions are subject to a vesting schedule based on number of years of service with the Company. The Company recognized expense for matching contributions of $1.8 million, $200,000 and $2.1 million for fiscal 1995, 1996, and 1997, respectively. There have been no discretionary contributions made by the Company since the inception of the 401(k) Plan.

  Stock Options

     In August 1997, the Company established an Equity Incentive Plan (the "1997 Plan"). A total of 10,000,000 shares of common stock are reserved for issuance under the 1997 Plan, of which 9,940,000 were available for grant as of October 31, 1997. The number of shares of common stock reserved for issuance will be increased on each anniversary date of the adoption of the 1997 Plan, beginning in 1998, by a number of shares equal to the number of shares needed to restore the maximum aggregate number of shares to 10,000,000 or a lesser amount determined by the Company's Board of Directors. The 1997 Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options and stock purchase rights to employees, directors and consultants.

     In November 1992, the Company established an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the "1992 Option Plans"). A total of 35,000,000 shares of common stock are authorized for issuance under the 1992 Option Plans, of which 14,980,490 shares and 12,783,350 shares were available for grant as of October 31, 1996 and 1997, respectively. The Company does not anticipate granting additional options under the 1992 Option Plans. Options granted vest over a period of time ranging from four to five years with a term of not more than ten years.

     The Company records compensation expense related to stock options using the intrinsic value based method and includes a pro forma disclosure in the footnotes for compensation value measured using the fair value accounting treatment. Generally, stock options are granted with an exercise price equal to the fair value at the date of grant, and accordingly no compensation expense was recognized during fiscal 1995 or 1996. During fiscal 1997, the Company recorded $581,000 as deferred compensation representing the excess of the estimated fair value of the Company's common stock over the exercise price of such options. Such deferred compensation cost is being amortized over the five-year vesting period of the options. Of the total amount, $192,000 was recognized during fiscal 1997.

     For the fair value disclosure below, compensation value is estimated for each option grant under the 1992 and 1997 Option Plans on the date of grant using a minimum value option pricing model with the following assumptions used for grants in fiscal 1996 and 1997: risk-free rates ranging from 5.1% to 5.8% in fiscal 1996 and 5.8% to 6.1% in fiscal 1997 and corresponding to government securities with original maturities similar to the expected option lives; expected dividend yield of 0% for both periods; and expected lives of one year beyond vest dates for both periods.

     Based on calculations using the minimum value option-pricing model, the weighted-average grant date fair value of options was $1.12 and $2.67 in fiscal 1996 and 1997, respectively. The pro forma impact on the

                             J.D. EDWARDS & COMPANY

Company's net income and net income per share had compensation cost been recorded as determined under the fair value method is shown below (in thousands, except per share data).

                                                                  OCTOBER 31,
                                                              --------------------
                                                               1996         1997
                                                              -------      -------
Net income:
  As reported...............................................  $26,326      $37,228
  Pro forma.................................................   24,735       33,770
Net income per share:
  As reported...............................................     0.30         0.39
  Pro forma.................................................     0.28         0.35

     The status of total stock options outstanding and exercisable under the 1992 and 1997 Option Plans as of October 31, 1997 follows:

        STOCK OPTIONS OUTSTANDING               STOCK OPTIONS EXERCISABLE
------------------------------------------   -------------------------------
                              AVERAGE        WEIGHTED               WEIGHTED
 RANGE OF                    REMAINING       AVERAGE                AVERAGE
 EXERCISE      NUMBER       CONTRACTUAL      EXERCISE    NUMBER     EXERCISE
  PRICES     OF SHARES     LIFE (YEARS)       PRICE     OF SHARES    PRICE
-----------  ----------  -----------------   --------   ---------   --------
$2.66-3.44   13,848,825         6.3           $ 2.89    8,094,895    $2.82
   6.24       4,938,200         8.3             6.24      869,800     6.24
   10.71      2,397,500         9.0            10.71           --       --
   23.00          7,000         9.5            23.00           --       --
   38.00         60,000         7.9            38.00           --       --
             ----------                                 ---------
$2.66-38.00  21,251,525         7.1           $ 4.66    8,964,695    $3.15
             ==========                                 =========

     Activity of the 1992 and 1997 Option Plans is summarized in the following table:

                                                       WEIGHTED                       WEIGHTED
                                         NUMBER        AVERAGE         OPTIONS        AVERAGE
                                       OF SHARES    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                       ----------   --------------   -----------   --------------
Options outstanding, October 31,
  1994...............................  11,397,120       $ 2.70          728,910        $2.66
  Options granted....................   4,011,000         3.43
  Less: options forfeited............   (262,570)         2.86
  Less: options exercised............     (5,180)         2.69
                                       ----------
Options outstanding, October 31,
  1995...............................  15,140,370         2.89        3,046,750         2.70
  Options granted....................   5,572,560         6.18
  Less: options forfeited............   (698,600)         4.01
  Less: options exercised............    (79,450)         2.87
                                       ----------
Options outstanding, October 31,
  1996...............................  19,934,880         3.77        5,895,960         2.79
  Options granted....................   2,506,500        11.40
  Less: options forfeited............   (249,340)         6.15
  Less: options exercised............   (940,515)         3.44
                                       ----------
Options outstanding, October 31,
  1997...............................  21,251,525         4.66        8,964,695         3.15
                                       ==========

  Employee Stock Purchase Plans

     In August 1997, the Company established employee stock purchase plans (the "Employee Stock Purchase Plans") which took effect upon completion of the IPO. A total of 2,000,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plans. An annual increase will be made to the

                             J.D. EDWARDS & COMPANY

Employee Stock Purchase Plans on each anniversary date of the plans in an amount equal to the number of shares of common stock required to restore the maximum number of shares reserved for issuance to 2,000,000, or a lesser amount determined by the Company's Board of Directors. The Employee Stock Purchase Plans permit eligible employees to purchase common stock totaling up to 10% of an employee's compensation through payroll deductions. The Employee Stock Purchase Plan for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Code. The price of common stock to be purchased will be 85% of the lower of the fair market value of the common stock on the first or last day of each purchase period. At October 31, 1997, a total of $2.3 million had been withheld from employees' payroll for future purchases.

(8) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases equipment and office space under various long-term non-cancelable operating leases. Rent expense on these leases for fiscal 1995, 1996 and 1997 was $14.7 million, $21.6 million, and $27.9 million, respectively.

     Minimum future non-cancelable commitments under these leases as of October 31, 1997, are as follows (in thousands):

FISCAL YEAR                                                              AMOUNT
-----------                                                             --------
  1998................................................................  $ 31,276
  1999................................................................    23,104
  2000................................................................    15,500
  2001................................................................    11,045
  2002................................................................    10,816
  Thereafter..........................................................    38,195
                                                                        --------
                                                                        $129,936
                                                                        ========

  Legal Matters

     The Company is involved in certain disputes and legal actions as a result of its normal operations. In management's opinion, none of these disputes and legal actions are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                             J.D. EDWARDS & COMPANY

(9) GEOGRAPHICAL INFORMATION

     The following is an analysis of the Company's operations by geographical region (in thousands):

                                                         EUROPE,     ASIA, LATIN
                                                       MIDDLE EAST     AMERICA
                                            DOMESTIC   AND AFRICA    AND CANADA     TOTAL
                                            --------   -----------   -----------   --------
YEAR ENDED OCTOBER 31, 1995
  Total revenue...........................  $215,201    $ 77,853       $47,712     $340,766
  Operating income........................    24,916       1,004         2,958       28,878
  Total assets............................   108,817      43,176        23,198      175,191
YEAR ENDED OCTOBER 31, 1996
  Total revenue...........................   311,238      99,021        67,789      478,048
  Operating income........................    22,307      14,123         7,197       43,627
  Total assets............................   199,489      23,354        20,943      243,786
YEAR ENDED OCTOBER 31, 1997
  Total revenue...........................   406,521     128,878       112,413      647,812
  Operating income........................    41,171      11,196         7,889       60,256
  Total assets............................   584,713      26,376        31,948      643,037

     Total revenue for each geographic region represents revenue from unaffiliated customers only. Operating income includes intercompany royalty and cost allocation arrangements that were in effect for each year. Total revenue shown above for the Company's foreign regions includes software that was shipped from the United States. The total amount of these export sales was $30.5 million, $36.9 million and $50.9 million for Europe, Middle East, and Africa and $23.5 million, $27.2 million and $59.4 million for Asia, Latin America, and Canada for fiscal 1995, 1996 and 1997, respectively.

(10) SUBSEQUENT EVENT

     In November 1997, the Company entered into a six-year agreement to lease an office building to be constructed on a portion of land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and the bank collectively committed to finance up to $30.0 million in construction costs through a combination of equity and debt financing. The Company is acting as agent for the lessor to design and undertake construction of the building and land improvements. The Company's rent obligation will be calculated as a return on the lessor's costs of funding and will be based on a spread over LIBOR, adjusted from time to time to reflect any changes in the Company's leverage ratio. At any time during the lease term, in the event the building is sold, the Company will guarantee a residual value of the building up to approximately 84% of the building's original cost.

     In connection with the above lease transactions, management intends to collateralize up to 97% of the financing with investments. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement.

                             J.D. EDWARDS & COMPANY

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's quarterly financial information for fiscal 1996, and 1997 is as follows (in thousands, except per share data):

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
YEAR ENDED OCTOBER 31, 1996:
Total revenue.................................  $ 97,932   $110,210   $115,641   $154,265
  Less: costs and expenses....................    94,701    103,649    110,404    125,667
                                                --------   --------   --------   --------
Operating income..............................     3,231      6,561      5,237     28,598
                                                --------   --------   --------   --------
Income before income taxes....................     3,645      5,932      4,410     27,967
Net income....................................     2,275      3,666      2,731     17,654
Earnings per common share.....................  $   0.03   $   0.04   $   0.03   $   0.20
YEAR ENDED OCTOBER 31, 1997:
Total revenue.................................  $122,821   $145,854   $162,534   $216,603
  Less: costs and expenses....................   118,811    136,934    151,006    180,805
                                                --------   --------   --------   --------
Operating income..............................     4,010      8,920     11,528     35,798
                                                --------   --------   --------   --------
Income before income taxes....................     3,697      7,742     11,506     36,381
Net income....................................     2,329      4,849      7,220     22,830
Earnings per common share.....................  $   0.02   $   0.05   $   0.07   $   0.23

SCHEDULE II

                             J.D. EDWARDS & COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT    ADDITIONS                                     BALANCE AT
                                                     BEGINNING     CHARGED TO                    TRANSLATION       END
CLASSIFICATION                                       OF PERIOD     OPERATIONS    WRITE-OFFS      ADJUSTMENT      OF PERIOD
--------------                                       ---------     ----------    ----------      ----------      ---------
Allowance for Doubtful Accounts
Year Ended:
       October 31, 1995 .....................         $  5,100     $    2,305    $   (1,713)       $     8        $  5,700
                                                      ========     ==========    ==========        =======        ========
       October 31, 1996 .....................         $  5,700     $    1,387    $   (1,496)       $     9        $  5,600
                                                      ========     ==========    ==========        =======        ========
       October 31, 1997 .....................         $  5,600     $    8,434    $   (4,078)       $  (156)       $  9,800
                                                      ========     ==========    ==========        =======        ========

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
          3.1(i)         -- Amended and Restated Certificate of Incorporation of
                            Registrant, which is incorporated herein by reference to
                            Exhibit 3.1(i) to the Registrant's Statement on Form S-1,
                            Registration No 333-30701, as amended ("Registrant's Form
                            S-1").
          3.1(ii)        -- Bylaws of Registrant which, is incorporated herein by
                            reference to Exhibit 3.1(ii) to the Registrant's Form
                            S-1.
          4.1            -- Specimen stock certificate of Registrant's Common Stock, which is incorporated herein by reference to Exhibit 4.1
                            to the Registrant's Form S-1.
         10.1            -- Original Software Vendor Marketing and License Agreement
                            between Seagull Business Software and J.D. Edwards &
                            Company dated August 19, 1994, which is incorporated
                            herein by reference to Exhibit 10.1 to the Registrant's
                            Form S-1.
         10.2            -- Amended and Restated Credit Agreement by and Between
                            Wells Fargo Bank (Colorado), N.A., as Lender and as Agent
                            Bank, Harris Trust and Savings Bank, as Lender, Key Bank
                            of Colorado, as Lender, and J.D. Edwards & Company, as a
                            Borrower, J.D. Edwards World Solutions Company, as a
                            Borrower, J.D. Edwards World Source Company, as a
                            Borrower dated as of July 25, 1997, which is incorporated
                            herein by reference to Exhibit 10.2 to the Registrant's
                            Form S-1.
         10.3            -- Sublease Agreement dated September 13, 1990 between Green
                            Holdings, Inc., Sublessor, and J.D. Edwards & Company,
                            Sublessee for an office suite located on the 6th Floor of
                            Stanford Place I Building, which is incorporated herein
                            by reference to Exhibit 10.3 to the Registrant's Form
                            S-1.
         10.4            -- Lease Agreement dated September 20, 1990 between Phillips
                            Petroleum Company, Lessor, and J.D. Edwards & Company,
                            Lessee, for office suite on the 6th Floor of the Stanford
                            Place I Building, as amended, which is incorporated
                            herein by reference to Exhibit 10.4 to the Registrant's
                            Form S-1.
         10.5            -- Lease Agreement dated December 20, 1991 between Samuel
                            Zell, Lessor, and J.D. Edwards & Company, Lessee, for
                            office Floors 3, 4, 5, 6 and 7 and office space on Floor
                            1 for the Denver Corporate Center III located at 7900
                            East Union Avenue, as amended, which is incorporated
                            herein by reference to Exhibit 10.5 to the Registrant's
                            Form S-1.
         10.6            -- Sublease Agreement dated July 15, 1993 between Green
                            Holdings, inc., Sublessor, and J.D. Edwards & Company,
                            Sublessee, for office suite located on the 8th Floor of
                            Stanford Place I Building, which is incorporated herein
                            by reference to Exhibit 10.6 to the Registrant's Form
                            S-1.
         10.7            -- Lease Agreement dated August 23, 1993 between Phillips
                            Petroleum Company, Lessor, and J.D. Edwards & Company,
                            Lessee for office suite on the 8th Floor of Stanford
                            Place I Building, which is incorporated herein by
                            reference to Exhibit 10.7 to the Registrant's Form S-1.
         10.8            -- Sublease Agreement dated October 25, 1993 between Green
                            Holdings, inc., as Sublessor, and J.D. Edwards & Company,
                            Sublessee, for office suite located on 7th Floor of
                            Stanford Place I Building, which is incorporated herein
                            by reference to Exhibit 10.8 to the Registrant's Form
                            S-1.

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
         10.9            -- Sublease Agreement dated June 12, 1995 between
                            Microsolutions Tech Inc., Sublessor and J.D. Edwards &
                            Company, Sublessee, for office suite located on the 8th
                            Floor of Stanford Place I Building, which is incorporated
                            herein by reference to Exhibit 10.9 to the Registrant's
                            Form S-1.
         10.10           -- Agreement of Purchase and Sale between J.D. Edwards &
                            Company and CarrAmerica Realty, L.P. Dated as of December
                            11, 1996, which is incorporated herein by reference to
                            Exhibit 10.10 to the Registrant's Form S-1.
         10.11           -- Supplement to Lease Agreement between CarrAmerica Realty,
                            L.P. and J.D. Edwards & Company dated as of December 30,
                            1996, which is incorporated herein by reference to
                            Exhibit 10.11 to the Registrant's Form S-1.
         10.12           -- Build-to-Suit Lease Agreement between CarrAmerica Realty,
                            L.P. and J.D. Edwards & Company dated as of December 30,
                            1996, which is incorporated herein by reference to
                            Exhibit 10.12 to the Registrant's Form S-1.
         10.13           -- Form of Indemnification Agreement entered into between
                            the Registrant and each of its officers and directors,
                            which is incorporated herein by reference to Exhibit
                            10.13 to the Registrant's Form S-1.
         10.14           -- Corporate Plan for Retirement, The Profit Sharing
                            Plan/401(k) Plan, which is incorporated herein by
                            reference to Exhibit 10.14 to the Registrant's Form S-1.
         10.15           -- Employee Stock Ownership Plan and Trust Agreement of J.D.
                            Edwards & Company, as amended and restated effective
                            January 1, 1996, which is incorporated herein by
                            reference to Exhibit 10.15 to the Registrant's Form S-1.
         10.16           -- J.D. Edwards & Company 1992 Incentive Stock Option Plan,
                            which is incorporated herein by reference to Exhibit
                            10.16 to the Registrant's Form S-1.
         10.17           -- J.D. Edwards & Company 1992 Nonqualified Stock Option
                            Plan, which is incorporated herein by reference to
                            Exhibit 10.17 to the Registrant's Form S-1.
         10.18           -- Restricted Stock Grant Plan for employees of J.D. Edwards
                            & Company, which is incorporated herein by reference to
                            Exhibit 10.18 to the Registrant's Form S-1.
         10.19           -- Stock Plan for Employees of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 10.19 to
                            the Registrant's Form S-1.
         10.20           -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan,
                            which is incorporated herein by reference to Exhibit
                            10.20 to the Registrant's Form S-1.
         10.21           -- J.D. Edwards & Company 1997 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.21 to
                            the Registrant's Form S-1.
         10.22           -- Amended and Restated Stockholders Agreement between C.
                            Edward McVaney, Jack L. Thompson, Robert C. Newman and
                            the Registrant dated as of August 20, 1997, which is
                            incorporated herein by reference to Exhibit 10.22 to the
                            Registrant's Form S-1.
         10.23           -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan
                            for Non-U.S. Employees, which is incorporated herein by
                            reference to Exhibit 10.23 to the Registrant's Form S-1.
         11.1            -- Statement regarding computation of earnings per share
         21.1            -- Subsidiaries of Registrant
         23.1            -- Consent of Price Waterhouse LLP
         27.1            -- Financial Data Schedule