Form 10-Q
period 1998-01-31
EDWARDS J D & CO
filed 1998-03-12
CIK 798757

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM          TO          .

                       COMMISSION FILE NUMBER: 000-23091

                             J.D. EDWARDS & COMPANY
             (exact name of registrant as specified in its charter)

                   DELAWARE                                      84-0728700
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

        ONE TECHNOLOGY WAY, DENVER, CO                             80237
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 334-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 27, 1998, there were 94,694,117 shares of the Registrant's Common Stock outstanding.

================================================================================

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I  FINANCIAL INFORMATION
  Item 1. Financial Statements
        Consolidated Balance Sheets as of October 31, 1997
         and January 31, 1998...............................         3
        Consolidated Statements of Income for the Three
         Months Ended January 31, 1997 and 1998.............         4
        Consolidated Statements of Cash Flows for the Three
         Months Ended January 31, 1997 and 1998.............         5
        Notes to Consolidated Financial Statements..........         6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................         7

PART II  OTHER INFORMATION
  Item 1. Legal Proceedings.................................        16
  Item 2. Changes in Securities and Use of Proceeds.........        16
  Item 3. Defaults upon Senior Securities...................        16
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................        16
  Item 5. Other Information.................................        16
  Item 6. Exhibits and Reports on Form 8-K..................        16

SIGNATURES..................................................        17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 31,    JANUARY 31,
                                                                 1997           1998
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................   $224,437       $190,532
  Short-term investments....................................     30,464         39,442
  Accounts receivable, net of allowance for doubtful
     accounts of $9,800 at October 31, 1997 and $10,900 at
     January 31, 1998, respectively.........................    174,532        211,492
  Prepaid and other current assets..........................     21,436         25,843
                                                               --------       --------
          Total current assets..............................    450,869        467,309
Long-term investments.......................................    108,096        147,974
Property and equipment, net.................................     55,705         50,362
Software development costs, net.............................     11,879         10,243
Deposits and other assets...................................     16,488         21,747
                                                               --------       --------
                                                               $643,037       $697,635
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 34,915       $ 30,132
  Unearned revenue and customer deposits....................     67,104        121,370
  Accrued liabilities.......................................    110,565         98,457
                                                               --------       --------
          Total current liabilities.........................    212,584        249,959
Unearned revenue, net of current portion, and other.........     33,592         32,790
                                                               --------       --------
          Total liabilities.................................    246,176        282,749
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................         --             --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 92,822,186 and 94,236,026 issued and
     outstanding as of October 31, 1997 and January 31,
     1998, respectively.....................................         93             94
  Additional paid-in capital................................    294,278        307,218
  Retained earnings.........................................    102,856        109,282
  Cumulative translation adjustments and other, net.........       (366)        (1,708)
                                                               --------       --------
          Total stockholders' equity........................    396,861        414,886
                                                               --------       --------
                                                               $643,037       $697,635
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Revenue:
  License fees..............................................  $ 40,934    $ 67,990
  Services..................................................    81,887     110,266
                                                              --------    --------
          Total revenue.....................................   122,821     178,256
Costs and expenses:
  Cost of license fees......................................     7,698      11,119
  Cost of services..........................................    51,493      70,588
  Sales and marketing.......................................    34,706      50,421
  General and administrative................................    14,772      18,439
  Research and development..................................    10,142      19,938
                                                              --------    --------
          Total costs and expenses..........................   118,811     170,505
Operating income............................................     4,010       7,751
Other income (expense):
  Interest income...........................................        93       3,659
  Interest expense..........................................      (275)       (545)
  Foreign currency losses and other, net....................      (131)       (665)
                                                              --------    --------
Income before income taxes..................................     3,697      10,200
  Provision for income taxes................................     1,368       3,774
                                                              --------    --------
          Net income........................................  $  2,329    $  6,426
                                                              ========    ========
Net income per common share:
  Basic.....................................................  $    .03    $    .07
                                                              ========    ========
  Diluted...................................................  $    .02    $    .06
                                                              ========    ========
Shares used in computing per share amounts:
  Basic.....................................................    79,094      93,413
  Diluted...................................................    93,520     108,116

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   JANUARY 31,
                                                              ----------------------
                                                                1997          1998
                                                              --------      --------
Operating activities:
Net income..................................................  $  2,329      $  6,426
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     3,686         8,360
  Amortization of software development costs................       904         1,636
  Provision for deferred income taxes.......................      (204)       (3,798)
  Other.....................................................     1,021         1,121
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (26,106)      (39,031)
  Prepaid and other assets..................................       834        (6,506)
  Accounts payable..........................................    (8,715)       (4,459)
  Unearned revenue and customer deposits....................    28,810        54,048
  Accrued liabilities.......................................    (8,788)       (9,274)
                                                              --------      --------
          Net cash (used for) provided by operating
            activities......................................    (6,229)        8,523

Investing activities:
Purchase of investments.....................................        --       (48,856)
Purchase of property and equipment..........................    (4,359)       (8,630)
Proceeds from sale of assets................................     8,516         4,808
Capitalized software development costs......................    (2,399)           --
                                                              --------      --------
          Net cash provided by (used for) investing
            activities......................................     1,758       (52,678)

Financing activities:
Proceeds from issuance of common stock......................         2        11,089
Proceeds from bank line of credit...........................    36,550            --
Repayment of bank line of credit............................   (36,550)           --
                                                              --------      --------
          Net cash provided by financing activities.........         2        11,089
Effect of exchange rate changes on cash.....................      (240)         (839)
                                                              --------      --------
Net decrease in cash and cash equivalents...................    (4,709)      (33,905)
Cash and cash equivalents at beginning of period............    25,554       224,437
                                                              --------      --------
Cash and cash equivalents at end of period..................  $ 20,845      $190,532
                                                              ========      ========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
Interest paid...............................................  $    275      $    545
Income taxes paid...........................................  $  5,597      $  1,585

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

  Interim Financial Statements

     The accompanying financial statements of J.D. Edwards & Company ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, which are necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the three-month period ended January 31, 1998 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

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

(2) EARNINGS PER COMMON SHARE

     The Company was required to apply Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in its consolidated financial statements effective for the quarter ended January 31, 1998. Prior period earnings per common share ("EPS") were restated to conform with the new statement. This pronouncement established new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously required primary and fully-diluted EPS. The basic EPS was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS was computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for each period have been adjusted to include all common shares issuable under stock options using the treasury stock method.

     In August 1997, the Company effected a 70-for-one stock split with 300.0 million authorized shares of $.001 par value common stock and 5.0 million authorized shares of $.001 par value preferred stock. All references in the consolidated financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

(3) COMMITMENTS

     In November 1997, the Company entered into a six-year agreement to lease an office building to be constructed on a portion of land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and the bank collectively committed to finance up to $30.0 million in construction costs through a combination of equity and debt financing. The Company is acting as agent for the lessor to design and undertake construction of the building and land improvements. In the event the building is sold during the lease term, the Company will guarantee a residual value of the building up to approximately 84% of the building's original cost. The Company's rent obligation is calculated as a return on the lessor's costs of funding and may be adjusted from time to time to reflect any changes in the Company's leverage ratio. In March 1998, the Company announced plans for the construction of a third office building after receiving a commitment from the bank to underwrite up to $30.0 million in additional funds though either an expansion of the existing agreement or through another similarly structured arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT J.D. EDWARDS' INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY J.D. EDWARDS' MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 UNDER "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 17 THROUGH 25. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORT ON FORM 8-K.

RESULTS OF OPERATIONS

     The quarterly results for the first quarter of fiscal 1998 reflect a continuation of the Company's strong position in the middle market. The Company's first quarter operating income grew 93% to $7.8 million. Net income increased 176% to $6.4 million compared to $2.3 million for the same period last year, and first quarter diluted EPS increased to $0.06 compared to $0.02 last year. The net income and operating income growth was primarily the result of a 45% increase in total revenue to $178.3 million for the first quarter of 1998. Net income for the 1998 period also benefited from an increase in interest income from the investment of proceeds from the Company's initial public offering ("IPO") in September 1997.

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of total revenue (except for gross margin data):

                                                                 THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              ------------------
                                                               1997        1998
                                                              ------      ------
Revenue:
  License fees..............................................   33.3%       38.1%
  Services..................................................   66.7        61.9
                                                              -----       -----
          Total revenue.....................................  100.0       100.0
Costs and expenses:
  Cost of license fees......................................    6.3         6.2
  Cost of services..........................................   41.9        39.6
  Sales and marketing.......................................   28.2        28.3
  General and administrative................................   12.0        10.4
  Research and development..................................    8.3        11.2
                                                              -----       -----
          Total costs and expenses..........................   96.7        95.7
Operating income............................................    3.3         4.3
Other income (expense), net.................................    (.3)        1.4
                                                              -----       -----
Income before income taxes..................................    3.0         5.7
  Provision for income taxes................................    1.1         2.1
                                                              -----       -----
          Net income........................................    1.9%        3.6%
                                                              =====       =====
Gross margin on license fee revenue.........................   81.2%      83.6%
Gross margin on service revenue.............................   37.1%      36.0%

     Total Revenue. Total revenue grew by 45% to $178.3 million for the quarter ended January 31, 1998 from $122.8 million for the quarter ended January 31, 1997. This increase was due to stronger than usual first quarter software license transactions together with higher revenue from services. The mix between license fees and services as a percentage of total revenue shifted to 38% and 62%, respectively, compared to 33% and 67%, respectively, in the quarter ended January 31, 1997. Several factors contributed to this change including a recently completed company realignment which was strategically aimed at addressing the Company's expansion into the open systems market while maintaining its strong position in the AS/400 market and managing global growth. This realignment included new sales territory assignments, which were phased in through the first quarter to allow account executives an adequate transition period to close pending license transactions under previous territories. Management believes that this transition period provided additional sales incentives that contributed to the increase in license fee revenue during the quarter ended January 31, 1998. Operations in Europe, the Middle East and Africa ("EMEA") also contributed to this shift in the first quarter of 1998 due to an increase in license fee revenue of over 150% compared to a relatively weak first quarter of fiscal 1997. Additionally, the Company's new strategy of relying on third parties to contract directly with its customers for OneWorld implementations and related services, introduced in late fiscal 1997, somewhat contributed to the change in mix of revenues for the fiscal 1998 first quarter. The mix between license fee and service revenue is likely to fluctuate in future periods depending upon the Company's success in penetrating the UNIX and NT markets with the OneWorld version of its application suites, its implementation strategy for OneWorld, the number and size of customer implementations, the types of applications involved in each and a number of other factors. The gross margin on license fee revenue is generally higher than the gross margin on service revenue, and therefore significant fluctuations in the sales mix are likely to impact the Company's operating margin. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Variability of Quarterly Operating Results; Seasonality."

     While all geographic areas contributed to the increase in total revenue, the growth was lead by EMEA's 59% increase in total revenue due to better performance in the first quarter of 1998 compared to a weak first quarter last year. The geographic areas defined as United States, EMEA and the rest of the world accounted for 66%, 20% and 14% of total revenue, respectively, for the quarter ended January 31, 1998 compared to 67%, 19% and 14%, respectively, for the same period last year.

     The Company licenses software under non-cancelable license agreements and provides related services, including support, training, consulting and implementation. Revenue is recognized in accordance with Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Training, consulting and implementation services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant contractual obligations relating to this license have been satisfied. Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from training, consulting and implementation services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period, and includes a portion of the related license fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company will apply the provisions of SOP 97-2 on a prospective basis for new software transactions beginning in the first quarter of fiscal 1999. However, the AICPA has indicated that certain provisions of SOP 97-2 may be deferred for one year. Based upon the Company's interpretation of the information currently available, management believes that the adoption of this SOP will not have a material impact on its financial condition or results of operations and will not have a significant impact on its current licensing or revenue recognition practices.

     License fees. License fee revenue grew by 66% to $68.0 million for the quarter ended January 31, 1998 from $40.9 million for the quarter ended January 31, 1997. The growth was primarily due to an increase in the average transaction size. The number of license transactions that exceeded $1.0 million during the 1998 quarter increased by over 130% from the prior year quarter. The Company continues to experience increasing market acceptance of its software products particularly with targeted middle market customers with revenues between $100 million and $2 billion. The Company has also continued to increase its capacity to reach this market by hiring additional direct sales personnel and by forming several new business alliances to achieve a broader market focus. The OneWorld version of its application suites expanded the Company's target market to include customers using UNIX and NT platforms in addition to those using the AS/400 platform. During the quarter ended January 31, 1998, 10% of license fee revenue was generated from customers using the UNIX and NT platforms compared to 4% in the prior year quarter. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using UNIX or NT platforms compared to the previous year. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

     Services. Service revenue grew by 35% to $110.3 million for the quarter ended January 31, 1998 from $81.9 million for the quarter ended January 31, 1997. This increase was primarily due to higher revenue from consulting, which is the largest component of services, although training and support revenue also increased. In any quarter, total service revenue is dependent upon license transactions closed during the current and proceeding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and average training course sizes. The Company continued to experience strong demand for services which, as a percentage of total revenue, remained higher than license fee revenue primarily as a result of the Company's emphasis on providing consulting and training services that complement its software products and the increased support revenue resulting from the growing installed base of customers.

     The Company has historically subcontracted a portion of its consulting and training services to third parties. The portion of such subcontracted services accounted for 43% of this revenue for the three months ended January 31, 1998 compared to 40% for the same period last year, and may vary from quarter to quarter. Also during the quarter ended January 31, 1998, the number of third-party personnel trained to implement OneWorld increased by over 50%. To the extent the Company is successful in implementing its strategy of utilizing third parties to contract directly with the Company's customers for the implementation of its OneWorld version of its application suites, consulting revenue is likely to be a lower percentage of total revenue compared to the previous fiscal year.

     Cost of license fees. Cost of license fees includes royalties, business partner commissions, amortization of capitalized software development costs, documentation costs and software delivery expenses. Primarily as a result of the higher volume of license transactions and related business partner commissions, the cost of license fees increased to $11.1 million for the quarter ended January 31, 1998 from $7.7 million for the quarter ended January 31, 1997, representing an increase of 44%. Gross margin on license fee revenue also increased to 83.6% for the quarter ended January 31, 1998 from 81.2% for the quarter ended January 31, 1997 primarily due to the higher license revenue volume compared to the same period last year. Gross margin on license fee revenue varies quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs. Additionally, the proportion of the Company's software products that are subject to royalty payments affects gross margin on license fees.

     Royalties decreased during the quarter ended January 31, 1998 compared to the quarter ended January 31, 1997 primarily due to the renegotiation of certain royalty agreements. The amortization of capitalized software development costs increased to $1.6 million for the quarter ended January 31, 1998 compared to $0.9 million for the quarter ended January 31, 1997 as the result of the amortization of capitalized OneWorld development costs which will be amortized through fiscal 1999. In future quarters, business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful in establishing certain business alliances to expand its sales channels.

     Cost of services. Cost of services includes the personnel and related overhead costs for training and customer support services, together with fees paid to third parties for subcontracted services. Cost of services increased to $70.6 million for the quarter ended January 31, 1998 from $51.5 million for the quarter ended January 31, 1997, representing an increase of 37%. This increase in the dollar amount was primarily due to additional personnel and subcontracted service costs to support the growth in demand for implementation and consulting services as well as an increase in customer support staff. Personnel and related overhead costs as well as business partner service costs were a slightly higher percentage of the related service revenue this year. As a result, gross margin on service revenue decreased to 36.0% for the quarter ended January 31, 1998 from 37.1% for the quarter ended January 31, 1997.

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

     Sales and marketing. Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $50.4 million for the quarter ended January 31, 1998 from $34.7 million for the quarter ended January 31, 1997, representing 28.3% and 28.2% of total revenue, respectively. The increase in the total dollar amount was primarily the result of additional direct sales personnel and related costs to meet the Company's sales goals as well as to address the UNIX and NT markets and growth from the OneWorld version of its application suites. Additional personnel were also hired to support the Company's marketing and promotion efforts. Increased license fee revenue during the quarter also resulted in higher commission expense as compared to the same period last year.

     General and administrative. General and administrative expense includes personnel and related overhead costs for the support and administration functions of the Company. General and administrative expense increased to $18.4 million for the quarter ended January 31, 1998 from $14.8 million for the quarter ended January 31, 1997, representing 10.4% and 12.0% of total revenue, respectively. The total dollar amount of expense was higher in the quarter ended January 31, 1998 primarily due to an increase in personnel and subcontracted services to facilitate the growth in the Company's operations. However, general and administrative expenses as a percentage of total revenue declined primarily as a result of the growth in revenue volume. Additionally, the Company is focused on improving efficiencies within support functions to effectively manage the overall growth in its operations.

     Research and development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $19.9 million for the quarter ended January 31, 1998 from $10.1 million for the quarter ended January 31, 1997. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and, as a result, there were no software development costs capitalized in the first quarter of fiscal 1998. For the quarter ended January 31, 1997, capitalized software development costs were $2.4 million. Including the amount capitalized last year, research and development expenditures represented 11.2% and 10.2% of total revenue during the quarter ended January 31, 1998 and 1997, respectively. Total research and development expenditures were higher in the quarter ended January 31, 1998 primarily due to a substantial increase in personnel together with increases in related facilities and computer systems costs necessary to meet product development objectives. Current undertakings include enhancements of both the World and OneWorld software versions. The Company anticipates that the total dollar amount of research and development expense will continue to increase in future periods compared to prior year periods.

     Other income (expense). Other income (expense) includes interest income on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $3.7 million for the quarter ended January 31, 1998 from $93,000 for the quarter ended January 31, 1997 primarily due to interest earned on the investment of proceeds from the Company's IPO. Foreign currency losses increased to $746,000 for the quarter ended January 31, 1998 from $238,000 for the quarter ended January 31, 1997 primarily due to the strengthening of the U.S. dollar against most European and Asian currencies.

     The Company has engaged in minimal hedging activities to help offset the effects of exchange rate changes on cash exposures from receivables denominated in foreign currencies. Such hedging activities are generally unable to completely protect the Company from the risk of foreign currency losses as a result of the number of currencies in which the Company conducts business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure.

     Provision for income taxes. The Company's effective income tax rate was constant at 37.0% for both the quarters ended January 31, 1998 and 1997. For future quarters, the Company anticipates its effective tax rate will remain relatively stable at this rate, representing an improvement over the effective tax rate of 37.3% for the fiscal year ended October 31, 1997.

     Earnings per share. Diluted EPS increased to $.06 for the quarter ended January 31, 1998 from $.02 for the quarter ended January 31, 1997 as a result of net income growth of 176% to $6.4 million from $2.3 million, respectively. The growth in earnings per share was reduced by an increase in the Company's diluted weighted average number of shares outstanding to 108.1 million for the quarter ended January 31, 1998 from 93.5 million for the quarter ended January 31, 1997. The Company issued 12.8 million additional shares to the public through its IPO in September 1997, representing 88% of the increase in shares. The remaining increase in the number of shares outstanding was due to exercises of stock options, shares issued through the Employee Stock Purchase Plan ("ESPP") and changes in the dilutive effect of common stock equivalents.

     The Company was required to apply SFAS No. 128, "Earnings Per Share," in its consolidated financial statements effective for the quarter ended January 31, 1998. Prior period EPS were restated to conform with the new statement. The basic EPS was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS was computed using the weighted average number of common and common equivalent shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1998, the Company's principal sources of liquidity consisted of $190.5 million of cash and cash equivalents, $187.4 million of short-term and long-term investments and a $50 million, unsecured, revolving line of credit. No amounts were outstanding under the Company's bank line of credit during the quarter ended January 31, 1998. The Company had working capital of $217.4 million at January 31, 1998 and a current ratio of 1.9 to one. Included in determining such amounts are short-term unearned revenue and customer deposits of $121.4 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $338.8 million.

     The Company calculates accounts receivable days sales outstanding (DSO) by dividing its accounts receivable balance at the end of the quarter by the sum of revenue for the quarter plus the net change in unearned revenue divided by 90 days. The net change in unearned revenue is included in the calculation to better reflect sales activity timing rather than revenue recognition timing. Calculated as such, DSO was 82 days as of the quarter ended January 31, 1998 compared to 87 days as of the quarter ended January 31, 1997. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Variability of Quarterly Operating Results; Seasonality."

     The Company generated operating cash flow of $8.5 million during the quarter ended January 31, 1998 compared to $6.2 million used during quarter ended January 31, 1997. The increase in operating cash flow was due primarily to the increased net income plus the growth in accounts receivable being more than offset by higher unearned revenue.

     During the quarter ended January 31, 1998, the Company issued 380,000 shares of common stock to employees through the ESPP which generated $7.4 million in proceeds. Additionally, the Company issued 1,034,000 shares of common stock upon the exercise of options and received $3.7 million in proceeds. The Company did not have other significant net financing activities for the quarter ended January 31, 1998.

     The Company used $52.7 million in cash for investing activities for the quarter ended January 31, 1998 and generated $1.8 million from investing activities for the quarter ended January 31, 1997. The change was primarily due to the investment of the remaining IPO proceeds during the 1998 quarter which had not been completed by the end of the fourth quarter of fiscal 1997. During both quarters, the Company purchased furniture, fixtures and equipment necessary to support its expanding operations. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and, as a result, there were no software development costs capitalized in the first quarter of fiscal 1998. The Company's cash utilized for investing activities was offset in part by $4.8 million and $8.5 million of proceeds from the sale of assets in the quarters ended January 31, 1998 and 1997, respectively.

     In November 1997, the Company entered into a six-year agreement to lease an office building to be constructed on a portion of land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and the bank collectively committed to finance up to $30.0 million in construction costs through a combination of equity and debt financing. In March 1998, the Company announced plans for the construction of a third office building after receiving a commitment from the bank to underwrite up to $30.0 million in additional funds though either an expansion of the existing agreement or through another similarly structured arrangement. See "Notes to Consolidated Financial Statements -- Note (3) Commitments."

     Management believes its cash and cash equivalents balance, short-term and long-term investments, funds generated from operations and amounts available under existing credit facilities will be sufficient to meet its cash needs beyond the current fiscal year. The Company may use a portion of its short and long-term investments to acquire businesses, products or technologies that are complementary to those of the Company, although no specific acquisitions are currently planned. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

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

     The Company's business operations are significantly dependent upon the same proprietary software products licensed to its customers. While management believes it has successfully addressed this issue in its proprietary software products, the Company also uses third-party software and computer technology internally which may materially impact the Company if not Year 2000 compliant. Further, the Company's operations may be at risk if its suppliers and other third-parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third-parties. This issue could result in system failures or generation of erroneous information and could significantly disrupt business activities.

     The Company has initiated correspondence with suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. The total cost and time associated with the impact of Year 2000 compliance cannot presently be determined.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has determined that the adoption of recently issued SFAS No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SOP 97-2, "Software Revenue Recognition," will not have a material impact on its financial condition or results of operations. SFAS No. 129 is effective for fiscal 1998 and SOP 97-2, SFAS Nos. 130 and 131 are effective for fiscal 1999.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE SIGNIFICANT IMPACT IN THE FUTURE ON THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITIONS.

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

     The Company has experienced, and is expected to continue to experience, a high degree of seasonality, with a disproportionately greater amount of the Company's revenue for any fiscal year being recognized in its fourth fiscal quarter and an even greater proportion of net income being recognized in such quarter. For example, in fiscal 1997, 33% of total revenue, 39% of license fee revenue, 30% of service revenue and 61% of net income were recognized in the fourth fiscal quarter. In addition, because the Company's operating expenses are relatively fixed in the near term, the Company's operating margins have historically been significantly higher in its fourth fiscal quarter than in its other quarters. The Company believes that such seasonality is primarily the result of the efforts of the Company's direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the Company's fiscal year end. Because revenue, operating margins and net income are greater in the fourth quarter, any shortfall from anticipated revenue, particularly license fee revenue, in the fourth quarter would have a disproportionately large adverse effect on the Company's operating results for the fiscal year. In addition, the Company's total revenue, license fee revenue, service revenue and net income in its first fiscal quarter have historically been lower than those in the immediately preceding fourth quarter. For example, total revenue, license fee revenue, service revenue and net income in the first quarter of fiscal 1998 decreased 18%, 30%, 7% and 72%, respectively, from the fourth quarter of fiscal 1997 and decreased 20%, 41%, 3% and 87%, respectively, in the first quarter of fiscal 1997 from the fourth quarter of fiscal 1996. The Company's first quarter revenue has historically slowed during the holiday season in November and December.

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

     Limited Deployment of OneWorld Version; Entering New Markets. The Company first shipped the OneWorld version of its application suites in late calendar 1996. The Company's future revenue growth is substantially dependent upon the market acceptance of OneWorld application suites and the ability of the Company to license OneWorld application suites to new customers who are not currently users of the Company's WorldSoftware. The Company does not expect to generate substantial OneWorld license fee revenue from its existing installed base of WorldSoftware users. The Company expects that it will take a longer time to implement the OneWorld version of its application suites than it takes to implement the WorldSoftware version, which typically takes six to 18 months. To date, a limited number of the Company's customers have licensed the OneWorld version of its application suites, and, due to the lengthy implementation process, a small number of those have completed implementation of some or all of the licensed OneWorld applications suites. Potential and existing customers may find it difficult, or be unable, to successfully implement OneWorld application suites, or may not purchase OneWorld application suites for a number of reasons, including a lack of implementation experience by the Company or its third-party implementation providers in complex multi-platform environments; a customer's lack of the necessary hardware, software or networking infrastructure; an absence of required functionality in OneWorld application suites; excessive time and cost of implementation; the failure of the OneWorld version to be competitive with other products on the market; defects or "bugs" in OneWorld application suites; and a failure to meet customer expectations. In addition, because the Company is using OneWorld application suites to target potential customers in new markets, the Company must overcome certain significant obstacles, including new competitors who have significantly more experience and name recognition with open systems customers, implementations and platforms; the Company's limited relationships with third-party implementation providers; the limited experience of the Company's sales and consulting personnel in the open systems environment; and the Company's limited existing reference accounts in the open systems market. If, for any reason, the Company is unable to successfully sell or implement OneWorld in the UNIX or NT markets, the Company's reputation would be damaged, and such failure would have a material adverse effect on the Company's business, operating results and financial condition. Moreover, if the Company fails to meet the expectations of market analysts or investors with regard to sales or implementations of OneWorld application suites, the market price of the Company's Common Stock would likely be materially adversely affected.

     Dependence on IBM AS/400 Platform. Although the Company has recently released the OneWorld version of its application suites to run on leading UNIX and NT servers, the Company is and, for an extended period, expects to remain substantially dependent upon the market for software products for the IBM AS/400 platform. The majority of the Company's revenue for fiscal 1997 and the first quarter of fiscal 1998 was derived from its software products and related services for the AS/400 market. The market for the AS/400 platform is expected to grow at a minimal rate; however, there can be no assurance that the AS/400 market will grow at all in the future. Similarly, there can be no assurance that AS/400 customers or prospective customers will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the AS/400 market. The Company's future growth will depend in part on its ability to gain market share in the AS/400 market; however, there can be no assurance that the Company will be able to achieve any such market share gains or maintain its current market share. Moreover, the Company's goal of gaining market share in the AS/400 market will be more difficult to achieve since the Company is also focusing on the UNIX and NT markets. If the Company's AS/400 installed customer base erodes, resulting in a decline in recurring support and other service revenue, the Company's business, operating results and financial condition will be materially adversely affected.

     Other Risks. In addition to the risks presented above, the following risks should be considered in evaluating the Company and its business: competition; lengthy sales and implementation processes; reliance on third parties; risks associated with new products and versions; euro currency, dependence on key personnel, as well as other factors. For a more complete description of these risk factors see "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, in the opinion of management, the adverse outcome of any such current legal proceedings would not have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of January 31, 1998, the Company had invested all of the net proceeds from the IPO in investment grade, short-term and long-term interest-bearing securities. The use of proceeds from the IPO does not represent a material change in the use of proceeds described in the Company's Registration Statement on Form S-1 effective September 23, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        11.1 -- Computation of Earnings Per Share

        27.1 -- Financial Data Schedule

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            J.D. EDWARDS & COMPANY

                                            By:    /s/ RICHARD E. ALLEN
                                              ----------------------------------
                                              Name: Richard E. Allen

                                              Title: Chief Financial Officer,
                                                Senior
                                              Vice President, Finance and
                                                Administration
                                              and Director
                                              (principal financial officer)

Dated: March 11, 1998

                                            By:    /s/ PAMELA L. SAXTON
                                              ----------------------------------
                                              Name: Pamela L. Saxton

                                              Title: Vice President of Finance,
                                              Controller and Chief Accounting
                                                Officer
                                              (principal accounting officer)

Dated: March 11, 1998

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                EXHIBIT
  -------                              -------
    11.1     -- Computation of Earnings Per Share
    27.1     -- Financial Data Schedule