Form 10-Q
period 1998-04-30
EDWARDS J D & CO
filed 1998-06-08
CIK 798757

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
        incorporation or organization)

        ONE TECHNOLOGY WAY, DENVER, CO                             80237
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 334-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 1, 1998, there were 99,670,347 shares of the Registrant's Common Stock outstanding.

================================================================================

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets as of October 31, 1997 and April
           30, 1998....................................................      3
           Consolidated Statements of Income for the Three Months and
           Six Months Ended April 30, 1997 and 1998....................      4
           Consolidated Statements of Cash Flows for the Six Months
           Ended April 30, 1997 and 1998...............................      5
           Notes to Consolidated Financial Statements..................      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      7
PART II  OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     17
Item 2.    Changes in Securities and Use of Proceeds...................     17
Item 3.    Defaults upon Senior Securities.............................     17
Item 4.    Submission of Matters to a Vote of Security Holders.........     17
Item 5.    Other Information...........................................     17
Item 6.    Exhibits and Reports on Form 8-K............................     18
SIGNATURES.............................................................     19

J.D. Edwards is a registered trademark of J.D. Edwards & Company. OneWorld and WorldSoftware are trademarks of J.D. Edwards World Source Company. All other product names used are trademarks or registered trademarks of their respective owners.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 31,   APRIL 30,
                                                                 1997         1998
                                                              -----------   ---------
Current assets:
  Cash and cash equivalents.................................   $224,437     $200,120
  Short-term investments....................................     30,464       40,807
  Accounts receivable, net of allowance for doubtful
     accounts of $9,800 at October 31, 1997 and $12,100 at
     April 30, 1998, respectively...........................    174,532      224,310
  Prepaid and other current assets..........................     21,436       26,986
                                                               --------     --------
          Total current assets..............................    450,869      492,223
Long-term investments.......................................    108,096      193,154
Property and equipment, net.................................     55,705       52,384
Software development costs, net.............................     11,879        8,637
Non-current portion of deferred income taxes................     10,646       50,611
Deposits and other assets...................................      5,842        7,448
                                                               --------     --------
                                                               $643,037     $804,457
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 34,915     $ 37,191
  Unearned revenue and customer deposits....................     67,104      129,244
  Accrued liabilities.......................................    110,565      118,812
                                                               --------     --------
          Total current liabilities.........................    212,584      285,247
Unearned revenue, net of current portion, and other.........     33,592       33,322
                                                               --------     --------
          Total liabilities.................................    246,176      318,569
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................         --           --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 92,822,186 and 99,588,046 issued and
     outstanding as of October 31, 1997 and April 30, 1998,
     respectively...........................................         93          100
  Additional paid-in capital................................    294,278      365,761
  Retained earnings.........................................    102,856      121,615
  Cumulative translation adjustments and other, net.........       (366)      (1,588)
                                                               --------     --------
          Total stockholders' equity........................    396,861      485,888
                                                               --------     --------
                                                               $643,037     $804,457
                                                               ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          APRIL 30,             APRIL 30,
                                                     -------------------   -------------------
                                                       1997       1998       1997       1998
                                                     --------   --------   --------   --------
Revenue:
  License fees.....................................  $ 51,129   $ 76,424   $ 92,063   $144,414
  Services.........................................    94,725    132,567    176,612    242,833
                                                     --------   --------   --------   --------
          Total revenue............................   145,854    208,991    268,675    387,247
Costs and expenses:
  Cost of license fees.............................     9,386      8,185     17,084     19,304
  Cost of services.................................    57,813     84,559    109,306    155,147
  Sales and marketing..............................    39,029     61,440     73,735    111,861
  General and administrative.......................    16,315     18,211     31,087     36,650
  Research and development.........................    14,391     20,640     24,533     40,578
                                                     --------   --------   --------   --------
          Total costs and expenses.................   136,934    193,035    255,745    363,540
Operating income...................................     8,920     15,956     12,930     23,707
Other income (expense):
  Interest income..................................        70      3,749        163      7,408
  Interest expense.................................      (225)      (119)      (500)      (664)
  Foreign currency losses and other, net...........    (1,023)       (10)    (1,154)      (675)
                                                     --------   --------   --------   --------
Income before income taxes.........................     7,742     19,576     11,439     29,776
  Provision for income taxes.......................     2,893      7,243      4,261     11,017
                                                     --------   --------   --------   --------
Net income.........................................  $  4,849   $ 12,333   $  7,178   $ 18,759
                                                     ========   ========   ========   ========
Net income per common share:
  Basic............................................  $    .06   $    .13   $    .09   $    .20
                                                     ========   ========   ========   ========
  Diluted..........................................  $    .05   $    .11   $    .08   $    .17
                                                     ========   ========   ========   ========
Shares used in computing per share amounts:
  Basic............................................    79,112     96,975     79,102     95,194
  Diluted..........................................    95,544    109,525     94,532    108,821

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                   APRIL 30,
                                                              --------------------
                                                                1997       1998
                                                              --------   ---------
Operating activities:
Net income..................................................  $  7,178   $  18,759
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     7,378      12,580
  Amortization of software development costs................     2,617       3,242
  Provision for deferred income taxes.......................       568      (2,884)
  Other.....................................................       (37)        549
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (36,190)    (50,502)
  Prepaid and other assets..................................    (2,025)     (7,516)
  Accounts payable..........................................    (3,983)      2,541
  Unearned revenue and customer deposits....................    32,874      62,283
  Accrued liabilities.......................................      (903)     14,678
                                                              --------   ---------
          Net cash provided by operating activities.........     7,477      53,730
Investing activities:
Purchase of investments.....................................        --    (117,556)
Proceeds from maturities of investments.....................        --      22,155
Purchase of property and equipment..........................    (8,863)    (14,943)
Proceeds from sale of assets................................     8,557       4,938
Capitalized software development costs......................    (2,399)         --
                                                              --------   ---------
          Net cash used for investing activities............    (2,705)   (105,406)
Financing activities:
Proceeds from issuance of common stock......................       120      28,142
Proceeds from bank line of credit...........................    81,950          --
Repayment of bank line of credit............................   (81,950)         --
                                                              --------   ---------
          Net cash provided by financing activities.........       120      28,142
Effect of exchange rate changes on cash.....................      (539)       (783)
                                                              --------   ---------
Net increase (decrease) in cash and cash equivalents........     4,353     (24,317)
Cash and cash equivalents at beginning of period............    25,554     224,437
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $ 29,907   $ 200,120
                                                              ========   =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Interest paid.............................................  $    500   $     664
  Income taxes paid.........................................    10,151       4,630
  ESOP contribution funded with common stock................        --       6,050

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the six-month period ended April 30, 1998 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER COMMON SHARE

     The Company was required to apply Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in its consolidated financial statements for fiscal 1998. Prior period earnings per common share ("EPS") were restated to conform with the new statement. This pronouncement established new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously required primary and fully-diluted EPS. The basic EPS was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS was computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for each period have been adjusted to include all common shares issuable under stock options using the treasury stock method.

     In August 1997, the Company effected a 70-for-one stock split with 300.0 million authorized shares of $.001 par value common stock and 5.0 million authorized shares of $.001 par value preferred stock. All references in the consolidated financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

(3) COMMITMENTS

     In November 1997 and March 1998, the Company entered into agreements to lease two office buildings being constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and the bank are collectively financing up to $60.0 million in construction costs through a combination of equity and debt financing. The Company is acting as agent for the lessor to design and construct the buildings and land improvements. In the event either of the buildings is sold during the lease term, the Company will guarantee a residual value of each building up to approximately 84% of its original cost. The Company's rent obligation is calculated as a return on the lessor's costs of funding and may be adjusted from time to time to reflect any changes in the Company's leverage ratio.

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

RESULTS OF OPERATIONS

     The financial results for the second quarter of fiscal 1998 reflected a continuation of the Company's strong position in the middle market. Customers have increasingly accepted the OneWorld(TM) applications available for Windows NT(R) and UNIX(R) platforms in addition to the AS/400(R) platform. In March 1998 the Company released OneWorld version B73.2 for general availability, providing added functionality including supply chain management capabilities.

     The Company's second quarter operating income grew 79% to $16.0 million compared to $8.9 million for the second quarter last year. Net income for the quarter increased 154% to $12.3 million compared to $4.8 million last year, and second quarter diluted EPS increased to $.11 compared to $.05 for the same period last year. The operating income and net income growth for the second quarter of fiscal 1998 was primarily the result of a 43% increase in total revenue.

     For the first six months of fiscal 1998, the Company's operating income grew 83% to $23.7 million compared to $12.9 million for the first six months of fiscal 1997. Net income increased 161% to $18.8 million compared to $7.2 million for the same period last year, and diluted EPS increased to $.17 compared to $.08 for the first six months last year primarily due to the 44% growth in total revenue for the six-month period. Net income for both the first and second quarters of fiscal 1998 also benefited from an increase in interest income from the investment of proceeds from the Company's initial public offering ("IPO") in September 1997.

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of total revenue (except for gross margin data):

                                                    THREE MONTHS         SIX MONTHS
                                                   ENDED APRIL 30,     ENDED APRIL 30,
                                                   ---------------     ---------------
                                                   1997      1998      1997      1998
                                                   -----     -----     -----     -----
Revenue:
  License fees...................................   35.1%     36.6%     34.3%     37.3%
  Services.......................................   64.9      63.4      65.7      62.7
                                                   -----     -----     -----     -----
          Total revenue..........................  100.0     100.0     100.0     100.0
Costs and expenses:
  Cost of license fees...........................    6.4       3.9       6.4       5.0
  Cost of services...............................   39.6      40.5      40.7      40.1
  Sales and marketing............................   26.8      29.4      27.4      28.9
  General and administrative.....................   11.2       8.7      11.6       9.4
  Research and development.......................    9.9       9.9       9.1      10.5
                                                   -----     -----     -----     -----
          Total costs and expenses...............   93.9      92.4      95.2      93.9
Operating income.................................    6.1       7.6       4.8       6.1
Other income (expense), net......................    (.8)      1.7      (0.5)      1.6
                                                   -----     -----     -----     -----
Income before income taxes.......................    5.3       9.3       4.3       7.7
  Provision for income taxes.....................    2.0       3.4       1.6       2.9
                                                   -----     -----     -----     -----
Net income.......................................    3.3%      5.9%      2.7%      4.8%
                                                   =====     =====     =====     =====
Gross margin on license fee revenue..............   81.6%     89.3%     81.4%     86.6%
Gross margin on service revenue..................   39.0%     36.2%     38.1%     36.1%

     Total Revenue. Total revenue grew by 43% to $209.0 million for the quarter ended April 30, 1998 from $145.9 million for the quarter ended April 30, 1997. For the six-month period in fiscal 1998, total revenue grew by 44% to $387.2 million from $268.7 million for the same period last year. The total increase in fiscal 1998 was due to growth in both software license transactions and services. The revenue mix between license fees and services was 37% and 63%, respectively, for the second quarter of fiscal 1998 compared to 35% and 65%, respectively, for the same quarter last year. For the first half of fiscal 1998, the revenue mix between license fees and services was consistent with the second quarter at 37% and 63%, respectively, compared to 34% and 66%, respectively, for the first half of fiscal 1997. The Company achieved greater license fee growth compared to services primarily due to a greater number of large license transactions from new and existing customers during both the quarter and six-month period in fiscal 1998 compared to the same periods last year. For the year-to-date period, the relatively greater increase in license fee revenue was also due in part to new sales territory assignments which were phased in through the first quarter to allow account executives an adequate transition period to close pending license transactions under previous territories. Management believes the transition period provided additional sales incentives that contributed to the increase in license fee revenue during the first quarter of fiscal 1998 compared to the same period last year. Operations in Europe, the Middle East and Africa ("EMEA") also contributed to the shift in revenue mix for the first half of fiscal 1998 due to a comparably weak first quarter in fiscal 1997. Additionally, the Company expanded its installed base of customers by 11% to approximately 4,550 compared to the end of the second quarter last year.

     Geographically, the overall growth was led by strong performance in the United States, with a 55% increase in total revenue for the second quarter of fiscal 1998 compared to the same period last year. The geographic areas defined as United States, EMEA and the rest of the world accounted for 63%, 22% and 15% of total revenue, respectively, for the quarter and 65%, 21% and 14% of total revenue, respectively, for the six-month period ended April 30, 1998. Comparatively, the United States, EMEA and the rest of the world accounted for 59%, 21% and 20% of total revenue, respectively, for the quarter and 63%, 20% and 17% of total revenue, respectively, for the six-month period ended April 30, 1997. The larger percentage last year from the countries included in the rest of the world was primarily due to a comparably stronger second quarter in Canada in fiscal 1997.

     License fees. License fee revenue grew by 49% to $76.4 million for the quarter ended April 30, 1998 from $51.1 million for the quarter ended April 30, 1997. The number of license transactions closed during the second quarter that exceeded $1.0 million increased by approximately 30% from the second quarter of the prior year. In addition to the new customers added during the quarter, the Company continued to generate significant license revenue from its current installed base of customers whose needs have grown or who have decided to expand their usage of the Company's product. For the six months ended April 30, 1998, license fee revenue grew by 57% to $144.4 million from $92.1 million for the six months ended April 30, 1997. The number of license transactions during the first half of fiscal 1998 that exceeded $1.0 million increased by approximately 70% from the same period last year. During both the quarter and the six-month period ended April 30, 1998, the Company continued to experience increasing market acceptance of its software products particularly with targeted middle market customers with revenues between $100 million and $2 billion. During the first half of fiscal 1998, the Company continued to increase its capacity to reach this market and expanded its direct sales force by 45% as of April 30, 1998 compared to a year ago.

     The Company also expanded its channel opportunities during the first half of fiscal 1998. The Company's distribution channel which focuses on companies with revenues of less than $100 million has expanded to include international partners. A new distribution channel has also been established to focus on companies with revenues of less than $35 million. The Company is also partnering with established software development vendors in key niche markets to expand penetration outside the traditional ERP market.

     The OneWorld version of application suites expanded the Company's target market to include customers using Windows NT and UNIX platforms in addition to those using the AS/400 platform. During the quarter ended April 30, 1998, 13% of license fee revenue was generated from customers using either Windows NT or UNIX platforms compared to 7% in the prior year quarter. For the six-month period ended April 30, 1998, 12% of total license revenue was from customers using either Windows NT or UNIX platforms compared to 6% for the same period last year. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

     Services. Service revenue grew by 40% to $132.6 million for the quarter ended April 30, 1998 from $94.7 million for the quarter ended April 30, 1997. This increase was primarily due to higher revenue from consulting, which is the largest component of services, although training and support revenue also increased. In any quarter, total service revenue is dependent upon license transactions closed during the current and proceeding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and average training course sizes. Service revenue grew by 37% to $242.8 million for the six-month period ended April 30, 1998 from $176.6 million for the six-month period ended April 30, 1997. The Company continued to experience increased demand for services in both the quarter and first six months of fiscal 1998 compared to the same periods last year. As a percentage of total revenue, services revenue remained higher than license fee revenue due to continued demand and the Company's ongoing emphasis on providing consulting and training services that complement its software products. Additionally, support revenue increased as a result of the Company's growing installed base of customers.

     The Company has historically subcontracted a portion of its consulting and training services to third parties. The portion of such services revenue generated through subcontracted work accounted for 45% for the quarter and 44% for the six-month period ended April 30, 1998 compared to 41% for both the quarter and six-month period in fiscal 1997. Additionally, the Company is implementing a strategy of utilizing third parties to contract directly with its customers to implement the OneWorld version of its applications suites. New business alliances were established to achieve this objective, including an alliance with Arthur Andersen to jointly market implementation solutions to the middle market and the addition of Deloitte & Touche as a consulting alliance partner. To date, the Company has referred only a limited number of its implementations to such third parties. However, to the extent the Company is successful in establishing this strategy, consulting revenue is likely to be a lower percentage of total revenue compared to the previous fiscal year.

     Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides related services, including support, training, consulting and implementation. Revenue is recognized in accordance with Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Training, consulting and implementation services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant contractual obligations relating to this license have been satisfied. Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from training, consulting and implementation services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period, and includes a portion of the related license fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company will apply the provisions of SOP 97-2 on a prospective basis for new software transactions beginning in the first quarter of fiscal 1999. However, the AICPA has deferred certain provisions of SOP 97-2 for one year. Based upon the Company's interpretation of the information currently available, management believes that the adoption of this SOP will not have a material impact on its financial condition or results of operations and will not have a significant impact on its current licensing or revenue recognition practices.

     Cost of license fees. Cost of license fees includes royalties, business partner commissions, amortization of capitalized software development costs, documentation costs and software delivery expenses. The total dollar amount of cost of license fees decreased 12% to $8.2 million for the quarter ended April 30, 1998 from $9.4 million for the quarter ended April 30, 1997 primarily due to lower royalties. For the six-month period, the total dollar amount for the cost of license fees increased 13% to $19.3 million from $17.1 million for the same period last year primarily due to increased revenue volume from indirect channels, offset by lower royalties. The decrease in cost of license fees as a percentage of the related revenue for both the quarter and six months ended April 30, 1998 compared to the same periods last year was primarily the result of the Company's renegotiation of certain royalty agreements effective in fiscal 1998 which lowered royalty expense in the current year compared to last year. The amount of amortization on capitalized software development costs was comparable for the second quarters of fiscal 1998 and fiscal 1997. However, for the six-month period ended April 30, 1998, amortization of capitalized software development increased to $3.2 million compared to $2.6 million for the same period last year as the result of the timing of the amortization of capitalized OneWorld development costs which will continue to be amortized through the first quarter of fiscal 2000. Business partner costs grew due to an increase in the related revenue together with the structure of new alliances in fiscal 1998. In future quarters, business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful in its expanded channel initiatives and business alliances.

     Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs. Additionally, the proportion of the Company's software products that are subject to royalty payments affects gross margin on license fees. Both the second quarter and six-month period in fiscal 1998 were positively impacted by the increase in revenue volume and a decrease in royalty expense, with the gross margin on license fee revenue increasing to 89.3% for the second quarter of 1998 from 81.6% for the second quarter of last year. For the first half of fiscal 1998, the gross margin on license fee revenue increased to 86.6% from 81.4% for the same period in fiscal 1997.

     Cost of services. Cost of services includes the personnel and related overhead costs for training and customer support services, together with fees paid to third parties for subcontracted services. Cost of services increased to $84.6 million for the quarter ended April 30, 1998 from $57.8 million for the quarter ended April 30, 1997, representing an increase of 46%. For the six-month period, cost of services increased to $155.1 million in fiscal 1998 from $109.3 million in fiscal 1997, representing a 42% increase. The dollar amount increase was primarily due to additional personnel and subcontracted service costs to support the growth in demand for implementation and consulting services as well as an increase in customer support staff. The Company invested additional resources for training on OneWorld applications during the quarter and the six-month period. As a result, the gross margin on service revenue decreased to 36.2% for the quarter and 36.1% for the six-month period ended April 30, 1998 from 39.0% and 38.1% for the quarter and six-month period ended April 30, 1997, respectively.

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

     Sales and marketing. Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $61.4 million for the quarter ended April 30, 1998 from $39.0 million for the quarter ended April 30, 1997, representing 29.4% and 26.8% of total revenue, respectively. For the six-month period, sales and marketing expense increased to $111.9 million in fiscal 1998 from $73.7 million in fiscal 1997, representing 28.9% and 27.4% of total revenue, respectively. The increase in the total dollar amount was primarily the result of additional direct sales personnel and related costs to meet the Company's sales goals as well as to address the Windows NT and UNIX markets and the growth from the OneWorld version of its application suites. Additional personnel were also hired to support the Company's marketing and promotion efforts. Increased license fee revenue during the quarter and six-month period also resulted in higher sales commission expense as compared to the same periods last year.

     General and administrative. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense increased to $18.2 million for the quarter ended April 30, 1998 from $16.3 million for the quarter ended April 30, 1997, representing 8.7% and 11.2% of total revenue, respectively. For the six-month period, general and administrative expense increased to $36.7 million in fiscal 1998 from $31.1 million in fiscal 1997, representing 9.4% and 11.6% of total revenue, respectively. The total dollar amount of expense was higher in the quarter and six-month period ended April 30, 1998 compared to the same periods last year primarily due to an increase in personnel and subcontracted services to facilitate the growth in the Company's operations. General and administrative expenses as a percentage of total revenue declined primarily as a result of the growth in revenue volume and increased efficiencies within support functions to effectively manage the overall growth in the Company's operations. The growth in support personnel was less than planned as of April 30, 1998, and general and administrative expenses are likely to increase at a rate more comparable to the overall growth of the Company in future periods and may represent a larger percentage of total revenue than in the second quarter and six-month period of fiscal 1998.

     Research and development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $20.6 million for the quarter ended April 30, 1998 from $14.4 million for the quarter ended April 30, 1997, representing 9.9% of total revenue in both fiscal 1998 and 1997. For the six-month period, research and development expense increased to $40.6 million in fiscal 1998 from $24.5 million in fiscal 1997, representing 10.5% and 9.1% of total revenue, respectively. Total research and development expenditures were higher in the quarter and six-month period ended April 30, 1998 compared to last year primarily due to a substantial increase in personnel together with increases in related facilities and computer systems costs necessary to meet product development objectives. Current undertakings include further enhancements of both the World and OneWorld software versions. The Company anticipates that the total dollar amount of research and development expense will continue to increase in future periods compared to prior year periods. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and, as a result, there were no software development costs capitalized during fiscal 1998. For the six-month period ended April 30, 1997, capitalized software development costs were $2.4 million.

     Other income (expense). Other income (expense) includes interest income on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $3.7 million and $7.4 million, respectively, for the quarter and six-month periods ended April 30, 1998, respectively, and from $70,000 and $163,000, respectively, for the quarter and six-month period ended April 30, 1997, primarily due to interest earned on the investment of proceeds from the Company's IPO. Foreign currency losses decreased to $79,000 for the quarter ended April 30, 1998 compared to $1.0 million for the quarter ended April 30, 1997. For the six-month period ended April 30, 1998, the Company incurred foreign currency losses of $826,000 compared to $1.3 million during the same period last year. The losses were primarily due to the strengthening of the U.S. dollar against Asian and many European currencies during both fiscal 1998 and 1997. The decrease in the amount of losses was primarily the result of foreign currencies changing by a lesser degree in relation to the U.S. dollar during the first six months of fiscal 1998 compared to last year.

     Additionally, during the second quarter of fiscal 1997 the Company began engaging in minimal hedging activities to help offset the effects of exchange rate changes on cash exposures from receivables denominated in foreign currencies. Such hedging activities are generally unable to completely protect the Company from the risk of foreign currency losses as a result of the number of currencies in which the Company conducts business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure.

     Provision for income taxes. The Company's effective income tax rate decreased slightly to 37.0% for the first half of fiscal 1998 compared to 37.3% for the first half of fiscal 1997. For future quarters, the Company anticipates its effective tax rate will remain relatively stable at this rate, representing an improvement over the effective tax rate of 37.3% for the fiscal year ended October 31, 1997.

     Earnings per share. Diluted EPS increased 120% to $.11 for the quarter ended April 30, 1998 from $.05 for the quarter ended April 30, 1997 as a result of net income growth of 154% to $12.3 million from $4.8 million. For the six months ended April 30, 1998, diluted EPS increased 113% to $.17 from $.08 for the same period last year as a result of net income growth of 161% to $18.8 million from $7.2 million. The growth in earnings per share was reduced by an increase in the Company's diluted weighted average number of shares outstanding to 109.5 million for the quarter and 108.8 million for the six-month period ended April 30, 1998, from 95.5 million for the quarter and 94.5 million for the six-month period ended April 30, 1997. The Company issued 12.8 million additional shares to the public through its IPO in September 1997, representing most of the increase in the number of shares. The remaining increase in shares outstanding was due to exercises of stock options, shares issued through the Employee Stock Purchase Plan ("ESPP"), the Employee Stock Ownership Plan ("ESOP") and changes in the dilutive effect of common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1998, the Company's principal sources of liquidity consisted of $200.1 million of cash and cash equivalents, $234.0 million of short-term and long-term investments and a $50 million, unsecured, revolving line of credit. No amounts were outstanding under the Company's bank line of credit during the six-month period ended April 30, 1998. The Company had working capital of $207.0 million at April 30, 1998 and a current ratio of 1.7 to one. Included in determining such amounts are short-term unearned revenue and customer deposits of $129.2 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $336.2 million.

     The Company calculates accounts receivable days sales outstanding (DSO) by dividing its accounts receivable balance at the end of the quarter by the sum of revenue for the quarter plus the net change in unearned revenue divided by 90 days. The net change in unearned revenue is included in the calculation to better reflect sales activity timing rather than revenue recognition timing. Calculated as such, DSO was 93 days as of the quarter ended April 30, 1998 compared to 90 days as of the quarter ended April 30, 1997. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Variability of Quarterly Operating Results; Seasonality."

     The Company generated operating cash flow of $53.7 million during the six-month period ended April 30, 1998 compared to $7.5 million during the six-month period ended April 30, 1997. The increase in operating cash flow was due to the increased net income and higher unearned revenue which was partially offset by increased accounts receivable. Tax deductions associated with stock option exercises during the first half of fiscal 1998 generated a deferred income tax asset and increased additional paid in capital as of April 30, 1998.

     Financing activities provided $28.1 million in cash from exercises of common stock options, together with the ESPP and ESOP activity. The Company issued a total of 6.6 million shares of common stock during the first six months of fiscal 1998. The Company did not have other significant net financing activities for the first half of fiscal 1998 or during the same period last year.

     The Company used $105.4 million in cash for investing activities for the six-month period ended April 30, 1998 compared to $2.7 million for the six-month period ended April 30, 1997. The change was primarily due to the investment of the remaining IPO proceeds during the first quarter of 1998 which had not been completed by the end of fiscal 1997. During the first six months of both fiscal 1998 and 1997, the Company purchased furniture, fixtures and equipment necessary to support its expanding operations. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and, as a result, there were no software development costs capitalized in the first six months of fiscal 1998. The Company's cash utilized for investing activities was offset in part by $4.9 million and $8.6 million of proceeds from the sale of assets in the first six months ended April 30, 1998 and 1997, respectively.

     In November 1997 and March 1998, the Company entered into agreements to lease office buildings to be constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and the bank collectively committed to finance up to $60.0 million in construction costs through a combination of equity and debt financing. See "Notes to Consolidated Financial
Statements -- Note (3) Commitments."

     Management believes its cash and cash equivalents balance, short-term and long-term investments, funds generated from operations and amounts available under existing credit facilities will be sufficient to meet its cash needs for at least the next twelve months. The Company may use a portion of its short and long-term investments to acquire businesses, products or technologies that are complementary to those of the Company, although no specific acquisitions are currently planned. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

IMPACT OF THE YEAR 2000 ISSUE

     Many currently installed computer systems and software products are designed and coded to accept only two digit entries in the date code fields and the databases on which they rely. These date code fields and databases will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company currently offers software products that are designed to be Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has determined that the adoption of recently issued SFAS No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SOP 97-2, "Software Revenue Recognition," will not have a material impact on its financial condition or results of operations. SOP 97-2 and SFAS Nos. 130 and 131 are effective for fiscal 1999.

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

     Limited Deployment of OneWorld Version; Entering New Markets. The Company first shipped the OneWorld version of its application suites in late calendar 1996. The Company's future revenue growth is substantially dependent upon the market acceptance of OneWorld application suites and the ability of the Company to license OneWorld application suites to new customers who are not currently users of the Company's WorldSoftware. The Company does not expect to generate substantial OneWorld license fee revenue from its existing installed base of WorldSoftware users. The Company expects that it will take a longer time to implement the OneWorld version of its application suites than it takes to implement the WorldSoftware version, which typically takes six to 18 months. To date, a limited number of the Company's customers have licensed the OneWorld version of its application suites, and, due to the lengthy implementa-tion process, a small number of those have completed implementation of some or all of the licensed OneWorld applications suites. Potential and existing customers may find it difficult, or be unable, to successfully implement OneWorld application suites, or may not purchase OneWorld application suites for a number of reasons, including a lack of implementation experience by the Company or its third-party implementation providers in complex multi-platform environments; a customer's lack of the necessary hardware, software or networking infrastructure; an absence of required functionality in OneWorld application suites; excessive time and cost of implementation; the failure of the OneWorld version to be competitive with other products on the market; defects or "bugs" in OneWorld application suites; and a failure to meet customer expectations. In addition, because the Company is using OneWorld application suites to target potential customers in new markets, the Company must overcome certain significant obstacles, including new competitors who have significantly more experience and name recognition with open systems customers, implementations and platforms; the Company's limited relationships with third-party implementation providers; the limited experience of the Company's sales and consulting personnel in the open systems environment; and the Company's limited existing reference accounts in the open systems market. If, for any reason, the Company is unable to successfully sell or implement OneWorld in the Windows NT or UNIX markets, the Company's reputation would be damaged, and such failure would have a material adverse effect on the Company's business, operating results and financial condition. Moreover, if the Company fails to meet the expectations of market analysts or investors with regard to sales or implementations of OneWorld application suites, the market price of the Company's Common Stock would likely be materially adversely affected.

     Dependence on IBM AS/400 Platform. Although the Company has recently released the OneWorld version of its application suites to run on leading Windows NT and UNIX servers, the Company is and, for an extended period, expects to remain substantially dependent upon the market for software products for the IBM AS/400 platform. The majority of the Company's revenue for fiscal 1997 and the first half of fiscal 1998 was derived from its software products and related services for the AS/400 market. The market for the AS/400 platform is expected to grow at a minimal rate; however, there can be no assurance that the AS/400 market will grow at all in the future. Similarly, there can be no assurance that AS/400 customers or prospective customers will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the AS/400 market. The Company's future growth will depend in part on its ability to gain market share in the AS/400 market; however, there can be no assurance that the Company will be able to achieve any such market share gains or maintain its current market share. Moreover, the Company's goal of gaining market share in the AS/400 market will be more difficult to achieve since the Company is also focusing on the Windows NT and UNIX markets. If the Company's AS/400 installed customer base erodes, resulting in a decline in recurring support and other service revenue, the Company's business, operating results and financial condition will be materially adversely affected.

     Other Risks. In addition to the risks presented above, the following risks should be considered in evaluating the Company and its business: competition, lengthy sales and implementation processes, reliance on third parties, risks associated with new products and versions, euro currency, dependence on key personnel, as well as other factors. For a more complete description of these risk factors see "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of April 30, 1998, the Company had invested all of the net proceeds from the IPO in investment grade, short-term and long-term interest-bearing securities. The use of proceeds from the IPO does not represent a material change in the use of proceeds described in the Company's registration Statement on Form S-1 effective September 23, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on March 18, 1998 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (1) the election of Class I directors for a term of three years expiring in 2001 and (2) the ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants. The stockholders elected management's nominees as Class I directors in an uncontested election and ratified the appointment of the independent accountants by the following votes, respectively:

     (1) Election of Class I directors for a term expiring in 2001:

                                                                     VOTES      BROKER
                                                       VOTES FOR    WITHHELD   NON-VOTES
                                                       ----------   --------   ---------
Gerald Harrison......................................  81,768,809   365,992        0
Delwin D. Hock.......................................  81,765,976   368,825        0
Jack L. Thompson.....................................  81,776,195   358,606        0

     The Company's Board of Directors is currently comprised of nine members who are divided into three classes with overlapping three-year terms. The term for Class II directors (Richard E. Allen, Robert C. Newman and Harry T. Lewis, Jr.) will expire at the meeting of stockholders to be held in 1999, and the term for Class III directors (C. Edward McVaney, Michael J. Maples and Trygve E. Myhren) will expire at the annual meeting of stockholders to be held in 2000.

     (2) Ratification of Appointment of Price Waterhouse LLP as independent accounts:

VOTES FOR    VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
---------    -------------   -----------   ----------------
81,852,484..    94,252         188,065            0

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

Dated: June 5, 1998

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

Dated: June 5, 1998

                                                                     SCHEDULE II

                             J.D. EDWARDS & COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT    ADDITIONS
                                     BEGINNING OF   CHARGED TO                TRANSLATION    BALANCE AT
          CLASSIFICATION                PERIOD      OPERATIONS   WRITE-OFFS   ADJUSTMENTS   END OF PERIOD
          --------------             ------------   ----------   ----------   -----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Six Months Ended:
  April 30, 1997...................  $      5,600     $1,984      $  (726)       $(158)        $ 6,700
  April 30, 1998...................         9,800      4,612       (2,439)         127          12,100

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          11.1           -- Computation of Earnings Per Share
          27.1           -- Financial Data Schedule