Form 10-Q
period 1998-07-31
EDWARDS J D & CO
filed 1998-09-10
CIK 798757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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
         (State or other jurisdiction             (I.R.S. Employer Identification Number)
      of incorporation or organization)
        ONE TECHNOLOGY WAY, DENVER, CO                             80237
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 334-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 3, 1998, there were 102,034,472 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets as of October 31, 1997 and
      July 31, 1998.........................................      3

     Consolidated Statements of Income for the Three Months
      and Nine Months Ended July 31, 1997 and 1998..........      4

     Consolidated Statements of Cash Flows for the Nine
      Months Ended July 31, 1997 and
       1998.................................................      5

     Notes to Consolidated Financial Statements.............      6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................      7

PART II OTHER INFORMATION

  Item 1. Legal Proceedings.................................     18

  Item 2. Changes in Securities and Use of Proceeds.........     18

  Item 3. Defaults upon Senior Securities...................     18

  Item 4. Submission of Matters to a Vote of Security
     Holders................................................     18

  Item 5. Other Information.................................     18

  Item 6. Exhibits and Reports on Form 8-K..................     18

SIGNATURES..................................................     19

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 31,   JULY 31,
                                                                 1997         1998
                                                              -----------   --------
Current assets:
  Cash and cash equivalents.................................   $224,437     $176,743
  Short-term investments....................................     30,464       39,197
  Accounts receivable, net of allowance for doubtful
     accounts of $9,800 at October 31, 1997 and $13,900 at
     July 31, 1998, respectively............................    174,532      222,697
  Prepaid and other current assets..........................     21,436       26,199
                                                               --------     --------
          Total current assets..............................    450,869      464,836
Long-term investments.......................................    108,096      259,228
Property and equipment, net.................................     55,705       58,508
Software development costs, net.............................     11,879        7,144
Non-current portion of deferred income taxes................     10,646       58,292
Deposits and other assets...................................      5,842        7,473
                                                               --------     --------
                                                               $643,037     $855,481
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 34,915     $ 37,274
  Unearned revenue and customer deposits....................     67,104      124,187
  Accrued liabilities.......................................    110,565      128,171
                                                               --------     --------
          Total current liabilities.........................    212,584      289,632
Unearned revenue, net of current portion, and other.........     33,592       36,093
                                                               --------     --------
          Total liabilities.................................    246,176      325,725
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................         --           --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 92,822,186 and 101,649,772 issued and
     outstanding as of October 31, 1997 and July 31, 1998,
     respectively...........................................         93          102
  Additional paid-in capital................................    294,278      392,911
  Retained earnings.........................................    102,856      139,668
  Cumulative translation adjustments and other, net.........       (366)      (2,925)
                                                               --------     --------
          Total stockholders' equity........................    396,861      529,756
                                                               --------     --------
                                                               $643,037     $855,481
                                                               ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          JULY 31,              JULY 31,
                                                     -------------------   -------------------
                                                       1997       1998       1997       1998
                                                     --------   --------   --------   --------
Revenue:
  License fees.....................................  $ 58,983   $ 98,122   $151,046   $242,536
  Services.........................................   103,551    141,480    280,163    384,313
                                                     --------   --------   --------   --------
          Total revenue............................   162,534    239,602    431,209    626,849
Costs and expenses:
  Cost of license fees.............................     7,900     11,199     24,984     30,503
  Cost of services.................................    64,306     91,283    173,612    246,430
  Sales and marketing..............................    44,881     68,334    118,616    180,195
  General and administrative.......................    17,352     20,639     48,439     57,289
  Research and development.........................    16,567     22,399     41,100     62,977
                                                     --------   --------   --------   --------
          Total costs and expenses.................   151,006    213,854    406,751    577,394
Operating income...................................    11,528     25,748     24,458     49,455
Other income (expense):
  Interest income..................................       220      3,970        383     11,378
  Interest expense.................................       (86)       (72)      (586)      (736)
  Foreign currency losses and other, net...........      (156)      (991)    (1,310)    (1,666)
                                                     --------   --------   --------   --------
Income before income taxes.........................    11,506     28,655     22,945     58,431
  Provision for income taxes.......................     4,286     10,602      8,547     21,619
                                                     --------   --------   --------   --------
Net income.........................................  $  7,220   $ 18,053   $ 14,398   $ 36,812
                                                     ========   ========   ========   ========
Net income per common share:
  Basic............................................  $    .09   $    .18   $    .18   $    .38
                                                     ========   ========   ========   ========
  Diluted..........................................  $    .07   $    .16   $    .15   $    .34
                                                     ========   ========   ========   ========
Shares used in computing per share amounts:
  Basic............................................    79,146    100,522     79,120     96,970
  Diluted..........................................    96,799    110,867     95,291    109,503

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                    JULY 31,
                                                              --------------------
                                                                1997       1998
                                                              --------   ---------
Operating activities:
Net income..................................................  $ 14,398   $  36,812
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................    11,363      17,329
  Amortization of software development costs................     4,319       4,735
  Provision for deferred income taxes.......................    (4,389)       (580)
  Other.....................................................       884       1,869
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (47,801)    (51,187)
  Prepaid and other assets..................................      (571)     (8,590)
  Accounts payable..........................................    (6,091)      2,809
  Unearned revenue and customer deposits....................    41,072      60,307
  Accrued liabilities.......................................    10,251      27,986
                                                              --------   ---------
          Net cash provided by operating activities.........    23,435      91,490
Investing activities:
Purchase of investments.....................................        --    (204,981)
Proceeds from maturities of investments.....................        --      45,116
Purchase of property and equipment..........................   (16,174)    (26,551)
Proceeds from sale of assets................................     8,590       4,931
Capitalized software development costs......................    (2,244)         --
                                                              --------   ---------
          Net cash used for investing activities............    (9,828)   (181,485)
Financing activities:
Proceeds from issuance of common stock......................       306      43,219
Proceeds from bank line of credit...........................    81,950          --
Repayment of bank line of credit............................   (81,950)         --
                                                              --------   ---------
          Net cash provided by financing activities.........       306      43,219
Effect of exchange rate changes on cash.....................      (818)       (918)
                                                              --------   ---------
Net increase (decrease) in cash and cash equivalents........    13,095     (47,694)
Cash and cash equivalents at beginning of period............    25,554     224,437
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $ 38,649   $ 176,743
                                                              ========   =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Interest paid.............................................  $    586   $     736
  Income taxes paid.........................................    20,735       8,333
  ESOP contribution funded with common stock................        --       6,050

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the nine-month period ended July 31, 1998 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

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

(3) COMMITMENTS

     The Company leases its corporate headquarters office buildings, of which two are currently being constructed on land owned by the Company. The Company is acting as construction agent for the lessor. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $94.5 million in purchase and construction costs through a combination of equity and debt. In the event any of the buildings are sold, the Company will guarantee a residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs.

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

RESULTS OF OPERATIONS

     The Company's third quarter operating income grew 123% to $25.7 million compared to $11.5 million for the third quarter last year. Net income for the quarter increased 150% to $18.1 million compared to $7.2 million last year, and third quarter diluted EPS increased to $.16 compared to $.07 for the same period last year. The operating income and net income growth for the third quarter of fiscal 1998 was primarily the result of a 47% increase in total revenue. The financial results reflect a continuation of the Company's strong position with mid-sized organizations, including divisions and business units of larger companies, with annual revenues between $100 million and $2.0 billion. The Company's direct sales force is continuing to focus efforts on this middle market as well as some larger customers whose needs can also be met by J.D. Edwards' solutions as evidenced by an increase in the number of larger transactions as compared to a year ago.

     Customers have increasingly accepted the OneWorld(TM) applications available for Windows NT(R) and UNIX(R) platforms in addition to the AS/400(R) platform. In the third quarter of fiscal 1998, 20% of license activity was from customers using the Windows NT or UNIX platforms. The Company released OneWorld version B73.2 for general availability at the end of March 1998, which provided enhancements including its supply chain solution, J.D. Edwards SCOREX (supply chain optimization and real-time extended execution). In July 1998, the Company began shipping OneWorld B73.2.1, providing further enhancements including expanded interoperability with third-party applications.

     For the first nine months of fiscal 1998, the Company's operating income grew 102% to $49.5 million compared to $24.5 million for the first nine months of fiscal 1997. Net income increased 156% to $36.8 million compared to $14.4 million for the same period last year, and diluted EPS increased to $.34 compared to $.15 for the first nine months last year primarily due to the 45% growth in total revenue for the nine-month period. Net income for the first three quarters of fiscal 1998 also benefited from an increase in interest income from the investment of proceeds from the Company's initial public offering ("IPO") in September 1997.

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of total revenue (except for gross margin data):

                                                          THREE MONTHS       NINE MONTHS
                                                         ENDED JULY 31,    ENDED JULY 31,
                                                         ---------------   ---------------
                                                          1997     1998     1997     1998
                                                         ------   ------   ------   ------
Revenue:
  License fees.........................................   36.3%    41.0%    35.0%    38.7%
  Services.............................................   63.7     59.0     65.0     61.3
                                                         -----    -----    -----    -----
          Total revenue................................  100.0    100.0    100.0    100.0
Costs and expenses:
  Cost of license fees.................................    4.9      4.7      5.8      4.9
  Cost of services.....................................   39.6     38.1     40.3     39.3
  Sales and marketing..................................   27.6     28.5     27.5     28.7
  General and administrative...........................   10.7      8.6     11.2      9.1
  Research and development.............................   10.2      9.4      9.5     10.1
                                                         -----    -----    -----    -----
          Total costs and expenses.....................   93.0     89.3     94.3     92.1
Operating income.......................................    7.0     10.7      5.7      7.9
Other income (expense), net............................    (.0)     1.2     (0.4)     1.4
                                                         -----    -----    -----    -----
Income before income taxes.............................    7.0     11.9      5.3      9.3
  Provision for income taxes...........................    2.6      4.4      2.0      3.4
                                                         -----    -----    -----    -----
Net income.............................................    4.4%     7.5%     3.3%     5.9%
                                                         =====    =====    =====    =====
Gross margin on license fee revenue....................   86.6%    88.6%    83.5%    87.4%
Gross margin on service revenue........................   37.9%    35.5%    38.0%    35.9%

     Total Revenue. Total revenue grew by 47% to $239.6 million for the quarter ended July 31, 1998 from $162.5 million for the quarter ended July 31, 1997. For the nine-month period in fiscal 1998, total revenue grew by 45% to $626.8 million from $431.2 million for the same period last year. The total increase in fiscal 1998 was due to growth in both software license transactions and services. The revenue mix between license fees and services was 41.0% and 59.0%, respectively, for the third quarter of fiscal 1998 compared to 36.3% and 63.7%, respectively, for the same quarter last year. For the first nine months of fiscal 1998, the revenue mix between license fees and services was 38.7% and 61.3%, respectively, compared to 35.0% and 65.0%, respectively, for the first nine months of fiscal 1997. The Company is continuing to execute its strategy to change its revenue mix by achieving greater license fee growth compared to services. During both the quarter and nine-month period in fiscal 1998, the Company increased the number of large license transactions and added a greater number of new customers as compared to the same periods last year. The Company expanded its installed base of customers by 13% compared to the end of the third quarter last year to approximately 4,700 at July 31, 1998. Additionally, the Company is pursuing a strategy of relying on third parties to contract directly with the Company's customers for OneWorld implementations and related services which may affect the revenue mix in future periods. However, there can be no assurance that the Company will be successful in implementing this strategy or that OneWorld will achieve substantial market acceptance.

     Geographically, the overall growth was led by strong performance in Europe, the Middle East and Africa (EMEA), with a 72% increase in total revenue for the third quarter of fiscal 1998 compared to the same period last year. The geographic areas defined as United States, EMEA and the rest of the world accounted for 60%, 24% and 16% of total revenue, respectively, for the quarter and 63%, 22% and 15% of total revenue, respectively, for the nine-month period ended July 31, 1998. Comparatively, during fiscal 1997, the United States, EMEA and the rest of the world accounted for 65%, 21% and 14% of total revenue, respectively, for the quarter and 64%, 20% and 16% of total revenue, respectively, for the nine-month period.

     License fees. License fee revenue grew by 66% to $98.1 million for the quarter ended July 31, 1998 from $59.0 million for the quarter ended July 31, 1997. For the nine months ended July 31, 1998, license fee revenue grew by 61% to $242.5 million from $151.0 million for the nine months ended July 31, 1997. During both the quarter and the nine-month period ended July 31, 1998, the Company continued to experience increasing market acceptance of its software products, particularly with targeted middle market customers. During the first nine months of fiscal 1998, the Company further increased its capacity to reach the market and had expanded its direct sales force by 31% as of July 31, 1998 compared to a year ago. In addition to new customers added, the Company continued to generate significant license revenue from its current installed base of customers whose needs have grown or who have decided to expand their usage of the Company's product. Additionally, the number of license transactions closed during the first nine months of fiscal 1998 that exceeded $1.0 million increased by approximately 26% compared to the same period last year.

     The OneWorld version of application suites expanded the Company's target market to include customers using Windows NT and UNIX platforms in addition to those using the AS/400 platform. During the quarter ended July 31, 1998, the percentage of license activity from customers using either Windows NT or UNIX platforms increased to 20% compared to 11% in the third quarter of the previous year. For the nine-month period ended July 31, 1998, 15% of license activity was from customers using either Windows NT or UNIX platforms compared to 8% for the same period last year. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year.

     During the first nine months of fiscal 1998, the Company expanded several channel opportunities in an effort to begin to derive an increasing percentage of license revenue through indirect channels in future periods. The Company's Genesis distribution channel, which is focused on companies with revenues of less than $100 million, broadened to also include international partners. A new distribution channel was established to focus on companies with revenues of less than $35 million, and the Company has begun partnering with other established software development vendors in key niche markets to focus on expansion outside the traditional ERP market.

     Services. Service revenue grew by 37% to $141.5 million for the quarter ended July 31, 1998 from $103.6 million for the quarter ended July 31, 1997. For the nine-month period, service revenue grew by 37%, as well, to $384.3 million from $280.2 million for the same period last year. The Company continued to experience increased demand for services in both the quarter and first nine months of fiscal 1998 compared to the same periods last year. The increase was primarily due to higher revenue from consulting, which is the largest component of services, although training and support revenue increased by greater percentages. Support revenue increased primarily as a result of the Company's growing installed base of customers. Training revenue increased primarily due to the increase in license transactions, expanded capacity, additional personnel resources and an increase in prices for certain courses. As a percentage of total revenue, services revenue declined in the 1998 periods compared to the same periods in the prior year. However, services revenue as a percentage of total revenue remained higher than license fee revenue due to continued demand and the Company's ongoing emphasis on providing consulting and training services that complement its software products. In any quarter, total service revenue is dependent upon license transactions closed during the current and proceeding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers attending training courses.

     The Company subcontracts a portion of its consulting and training services to third parties. The portion of such services revenue generated through subcontracted work accounted for 46% for the quarter and 44% for the nine-month period ended July 31, 1998 compared to 43% for the quarter and 41% for the nine-month period in fiscal 1997. While the subcontracted service work to business partners has increased from the prior year period due to increased demand for services, the Company is continuing to establish third-party alliance partners to contract directly with its customers for implementation of the OneWorld version of its applications suites. During the first nine months of fiscal 1998, new business alliances were established to achieve this objective, including an alliance with Arthur Andersen to jointly market implementation solutions to the middle market and the addition of Deloitte & Touche as a consulting alliance partner. Several of these partners are providing significantly more resources to implement OneWorld; however, to date the Company has referred only a limited number of its implementations to such third parties. To the extent the Company is successful in establishing this strategy, consulting revenue is likely to be a lower percentage of total revenue compared to the previous fiscal year. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

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

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company will apply the provisions of SOP 97-2 on a prospective basis for new software transactions beginning in the first quarter of fiscal 1999. However, the AICPA deferred certain provisions of SOP 97-2 for one year. Based upon the Company's interpretation of the information currently available, management believes that the adoption of this SOP will not have a material impact on its financial condition or results of operations and will not have a significant impact on its current licensing or revenue recognition practices.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of capitalized software development costs, documentation and software delivery expenses. The total dollar amount of cost of license fees increased 42% to $11.2 million for the quarter ended July 31, 1998 from $7.9 million for the quarter ended July 31, 1997. For the nine-month period, the total dollar amount of cost of license fees increased 22% to $30.5 million from $25.0 million for the same period last year. The increase in the dollar amount of costs for both the third quarter and nine months ended July 31, 1998 compared to the same period last year was primarily due to the volume of license transactions closed through business partners, resulting in higher commissions to the business partners. In future quarters, business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful with its expanded channel initiatives and business alliances that would drive an increase in expense and could reduced margins. The overall increase in costs for both the quarter and nine-month period were partially offset by the Company's renegotiation of certain royalty agreements effective in fiscal 1998 which lowered royalty expense in the current year compared to last year. Amortization of capitalized software development costs decreased 12% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. For the nine-month period ended July 31, 1998, the increase to $4.7 million compared to $4.3 million for the same period last year was the result of the timing of the start of amortization of the capitalized OneWorld development costs last year. The OneWorld costs will continue to be amortized through the first quarter of fiscal 2000.

     Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs. Additionally, the proportion of the Company's software products that are subject to royalty payments affects gross margin on license fees. Both the third quarter and nine-month period in fiscal 1998 were positively impacted by the overall increase in license fee revenue volume and the decrease in royalty expense. The gross margin on license fee revenue increased to 88.6% for the third quarter of 1998 from 86.6% for the third quarter of last year. For the first nine months of fiscal 1998, the gross margin on license fee revenue increased to 87.4% from 83.5% for the same period in fiscal 1997.

     Cost of services. Cost of services includes the personnel and related overhead costs for services, including support, training, consulting and implementation, as well as fees paid to third parties for subcontracted services. Cost of services increased to $91.3 million for the quarter ended July 31, 1998 from $64.3 million for the quarter ended July 31, 1997, representing an increase of 42%. For the nine-month period in fiscal 1998, cost of services increased to $246.4 million from $173.6 million for the same period in fiscal 1997, also a 42% increase. The dollar amount increase was primarily due to additional personnel and subcontracted service costs to support the growth in demand for implementation and consulting services as well as an increase in customer support staff. The Company invested additional resources for training on the OneWorld applications during the third quarter and the nine-month period. As a result, the gross margin on service revenue decreased to 35.5% for the quarter and 35.9% for the nine-month period ended July 31, 1998 from 37.9% and 38.0% for the quarter and nine-month period ended July 31, 1997, respectively.

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

     Sales and marketing. Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $68.3 million for the quarter ended July 31, 1998 from $44.9 million for the quarter ended July 31, 1997, representing 28.5% and 27.6% of total revenue, respectively. For the nine-month period, sales and marketing expense increased to $180.2 million in fiscal 1998 from $118.6 million in fiscal 1997, representing 28.7% and 27.5% of total revenue, respectively. The increase in the total dollar of expense was primarily the result of higher commissions from license revenue volume, additional personnel and increased advertising and promotion costs for the Company's expanded publicity activities. The total number of sales and marketing personnel increased 39% at July 31, 1998 compared to a year ago. The Company is continuing to recruit additional personnel in direct sales and supporting positions in order to meet the Company's sales goals and to address the Windows NT and UNIX market opportunities and growth from the OneWorld version of its application suites. This anticipated growth is expected to result in an increase in the amount of compensation and other related costs in future periods and may also result in an increase in sales and marketing expenses as a percentage of total revenue due to the competitive job market for needed personnel and potential differences between revenue growth and the timing of additional expenses.

     General and administrative. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense increased to $20.6 million for the quarter ended July 31, 1998 from $17.4 million for the quarter ended July 31, 1997, representing 8.6% and 10.7% of total revenue, respectively. For the nine-month period, general and administrative expense increased to $57.3 million in fiscal 1998 from $48.4 million in fiscal 1997, representing 9.1% and 11.2% of total revenue, respectively. The total dollar amount of expense was higher in the quarter and nine-month period ended July 31, 1998 compared to the same periods last year primarily due to an increase in personnel and subcontracted services to facilitate the growth in the Company's operations. General and administrative expenses as a percentage of total revenue declined primarily as a result of the growth in revenue volume and increased efficiencies within support functions to effectively manage the overall growth in the Company's operations. The growth in support personnel was less than planned as of July 31, 1998, and general and administrative expenses are likely to increase at a rate more comparable to the overall growth of the Company in future periods. As a result, future general and administrative expenses may represent a larger percentage of total revenue than in the third quarter and nine-month period of fiscal 1998.

     Research and development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $22.4 million for the quarter ended July 31, 1998 from $16.6 million for the quarter ended July 31, 1997, representing 9.4% and 10.2% of total revenue, respectively. For the nine-month period, research and development expense increased to $63.0 million in fiscal 1998 from $41.1 million in fiscal 1997, representing 10.1% and 9.5% of total revenue, respectively. Total research and development expenditures were higher in the quarter and nine-month period ended July 31, 1998 compared to last year primarily due to a substantial increase in personnel together with increases in related facilities and computer systems costs necessary to meet product development objectives. However, these costs increased at a rate less than the overall growth in revenue during the third quarter, resulting in lower costs when represented as a percentage of total revenue. Current undertakings include further enhancements of both the World and OneWorld software versions. The Company anticipates that the total dollar amount of research and development expense will continue to increase in future periods compared to prior year periods and may also increase as a percentage of total revenue. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and, as a result, there were no software development costs capitalized during fiscal 1998. For the nine-month period ended July 31, 1997, capitalized software development costs were $2.2 million.

     Other income (expense). Other income (expense) includes interest income on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $4.0 million and $11.4 million, respectively, for the quarter and nine-month periods ended July 31, 1998 and from $220,000 and $383,000, respectively, for the quarter and nine-month period ended July 31, 1997, primarily due to interest earned on the investment of proceeds from the Company's IPO. Foreign currency losses increased to $796,000 for the quarter ended July 31, 1998 compared to $299,000 for the quarter ended July 31, 1997. For the nine-month period, the Company incurred foreign currency losses of $1.6 million during both fiscal 1998 and 1997. The losses were primarily due to the strengthening of the U.S. dollar against many other currencies during both fiscal 1998 and 1997.

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

     Provision for income taxes. The Company's effective income tax rate decreased slightly to 37.0% for the first nine months of fiscal 1998 compared to 37.3% for the first nine months of fiscal 1997. For future quarters, the Company anticipates its effective tax rate will remain relatively stable at this rate, representing an improvement over the effective tax rate of 37.3% for the fiscal year ended October 31, 1997.

     Earnings per share. Diluted EPS increased 129% to $.16 for the quarter ended July 31, 1998 from $.07 for the quarter ended July 31, 1997 as a result of net income growth of 150% to $18.1 million from $7.2 million. For the nine months ended July 31, 1998, diluted EPS increased 127% to $.34 from $.15 for the same period last year as a result of net income growth of 156% to $36.8 million from $14.4 million. The growth in earnings per share was reduced by an increase in the Company's diluted weighted average number of shares outstanding to 110.9 million for the quarter and 109.5 million for the nine-month period ended July 31, 1998, from 96.8 million for the quarter and 95.3 million for the nine-month period ended July 31, 1997. The Company issued 12.8 million additional shares to the public through its IPO in September 1997, representing the majority of the increase in the number of shares. The remaining increase in shares outstanding was due to exercises of stock options, shares issued through the Employee Stock Purchase Plan ("ESPP"), the Employee Stock Ownership Plan ("ESOP") and changes in the dilutive effect of common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1998, the Company's principal sources of liquidity consisted of $176.7 million of cash and cash equivalents, $298.4 million of short-term and long-term investments and a $50.0 million, unsecured, revolving line of credit. No amounts were outstanding under the Company's bank line of credit during the nine-month period ended July 31, 1998. The Company had working capital of $175.2 million at July 31, 1998 and a current ratio of 1.6 to one. Included in determining such amounts are short-term unearned revenue and customer deposits of $124.2 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $299.4 million.

     The Company calculates accounts receivable days sales outstanding (DSO) by dividing its accounts receivable balance at the end of the quarter by the sum of revenue for the quarter plus the net change in unearned revenue divided by 90 days. The net change in unearned revenue is included in the calculation to better reflect sales activity timing rather than revenue recognition timing. Calculated as such, DSO was 84 days as of the quarter ended July 31, 1998 compared to 85 days as of the quarter ended July 31, 1997. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Variability of Quarterly Operating Results; Seasonality."

     The Company generated operating cash flow of $91.5 million during the nine-month period ended July 31, 1998 compared to $23.4 million during the nine-month period ended July 31, 1997. The increase in operating cash flow was due to the increased net income and higher unearned revenue, but was partially offset by increased accounts receivable. Tax deductions associated with stock option exercises during the first nine months of fiscal 1998 increased the deferred income tax asset and additional paid in capital on the balance sheet as of July 31, 1998.

     Financing activities provided $43.2 million in cash from exercises of common stock options and the ESPP activity. The Company issued a total of 8.8 million shares of common stock during the first nine months of fiscal 1998. The Company did not have other significant net financing activities for the first nine months of fiscal 1998 or during the same period last year.

     The Company used $181.5 million in cash for investing activities for the nine-month period ended July 31, 1998 compared to $9.8 million for the nine-month period ended July 31, 1997. The change was primarily due to the investment of the remaining IPO proceeds during the first quarter of 1998 which had not been completed by the end of fiscal 1997. During the first nine months of both fiscal 1998 and 1997, the Company purchased furniture, fixtures and equipment necessary to support its expanding operations. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and, as a result, there were no software development costs capitalized in the first nine months of fiscal 1998. The Company's cash utilized for investing activities was offset in part by $4.9 million and $8.6 million of proceeds from the sale of assets in the first nine months ended July 31, 1998 and 1997, respectively.

     The Company leases its corporate headquarters office buildings, of which two are currently being constructed on land owned by the Company, with financing up to $94.5 million in purchase and construction costs. In the event any of the buildings are sold, the Company will guarantee a residual value of each building up to approximately 85% of its original cost. See "Notes to Consolidated Financial Statements -- Note (3) Commitments."

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

IMPACT OF THE YEAR 2000 ISSUE

     The Company's business operations are significantly dependent upon the same proprietary software products it licenses to customers. Management believes it has successfully addressed the Year 2000 issues in its proprietary software products and does not anticipate any business interruptions associated with these applications. To address the company-wide internal Year 2000 readiness activities, the Company has implemented a corporate program to coordinate efforts across all business functions and geographic areas, which includes addressing risks associated with business partners and other third-party relationships. The following six-step process is being followed to prepare internally for the Year 2000: 1) Awareness, 2) Inventory, 3) Assessment, 4) Resolution, 5) Testing, and 6) Deployment. The Company is approximately halfway through these steps in addressing the readiness of its information technology ("IT") systems, excluding proprietary software products which management believes to be generally Year 2000 compliant currently. The Company is in the "inventory" or "assessment" phase with regard to its state of readiness for areas classified as non-IT systems and issues related to third parties with which the Company has a material relationship. Management expects to have substantially completed all six steps company-wide within the next twelve months. As of July 31, 1998, the direct costs incurred to remediate Year 2000 issues were not material. The Company is in the process of estimating the total cost and time associated with the impact of Year 2000 compliance, but it does not anticipate such costs will have a material impact on its results of operations.

     Significant uncertainty exists in the software industry concerning the potential effects associated with Year 2000 readiness. Although the Company currently offers software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. Additionally, third-party software and computer technology used internally may materially impact the Company if not Year 2000 compliant. The Company's operations may be at risk if its suppliers and other third parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third parties. This issue could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. To the extent that either the Company or a third-party vendor or service provider on which the Company relies does not achieve Year 2000 readiness, the Company's results of operations may be adversely impacted.

     As part of the six-step process outlined above, specific contingency plans are being developed in connection with the assessment and resolution to the risks identified. The Company has currently established certain IT contingency plans, and it is continuing to develop such plans regarding each specific area of risk associated with this issue as part of its Year 2000 program.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has determined that the adoption of recently issued SFAS No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits, No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SOP 97-2, "Software Revenue Recognition," will not have a material impact on its financial condition or results of operations. SOP 97-2 and SFAS Nos. 130, 131 and 132 are effective for fiscal 1999, and SFAS No. 133 is effective for fiscal 2000.

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

     Limited Deployment of OneWorld Version; Entering New Markets. The Company first shipped the OneWorld version of its application suites in late calendar 1996. The Company's future revenue growth is substantially dependent upon the market acceptance of OneWorld application suites and the ability of the Company to license OneWorld application suites to new customers who are not currently users of the Company's WorldSoftware. The Company does not expect to generate substantial OneWorld license fee revenue from its existing installed base of WorldSoftware users. The Company expects that it will take a longer time to implement the OneWorld version of its application suites than it takes to implement the WorldSoftware version, which typically takes six to 18 months. As of July 31, 1998, less than 20% of the Company's customers have licensed the OneWorld version of its application suites, and, due to the lengthy implementation process, less than 10% of those have completed implementation of some or all of the licensed OneWorld applications suites. Potential and existing customers may find it difficult, or be unable, to successfully implement OneWorld application suites, or may not purchase OneWorld application suites for a number of reasons, including a lack of implementation experience by the Company or its third-party implementation providers in complex multi-platform environments; a customer's lack of the necessary hardware, software or networking infrastructure; an absence of required functionality in OneWorld application suites; excessive time and cost of implementation; the failure of the OneWorld version to be competitive with other products on the market; defects or "bugs" in OneWorld application suites; and a failure to meet customer expectations. In addition, because the Company is using OneWorld application suites to target potential customers in new markets, the Company must overcome certain significant obstacles, including new competitors who have significantly more experience and name recognition with open systems customers, implementations and platforms; the Company's limited relationships with third-party implementation providers; the limited experience of the Company's sales and consulting personnel in the open systems environment; and the Company's limited existing reference accounts in the open systems market. If, for any reason, the Company is unable to successfully sell or implement OneWorld in the Windows NT or UNIX markets, the Company's reputation would be damaged, and such failure would have a material adverse effect on the Company's business, operating results and financial condition. Moreover, if the Company fails to meet the expectations of market analysts or investors with regard to sales or implementations of OneWorld application suites, the market price of the Company's Common Stock would likely be materially adversely affected.

     Dependence on IBM AS/400 Platform. Although the Company has recently released the OneWorld version of its application suites to run on leading Windows NT and UNIX servers, the Company is and, for an extended period, expects to remain substantially dependent upon the market for software products for the IBM AS/400 platform. The majority of the Company's revenue for fiscal 1997 and the first nine months of fiscal 1998 was derived from its software products and related services for the AS/400 market. The market for the AS/400 platform is expected to grow at a minimal rate; however, there can be no assurance that the AS/400 market will grow at all in the future. Similarly, there can be no assurance that AS/400 customers or prospective customers will respond favorably to the Company's future or enhanced software products or that the Company will continue to be successful in selling its software products or services in the AS/400 market. The Company's future growth will depend in part on its ability to gain market share in the AS/400 market; however, there can be no assurance that the Company will be able to achieve any such market share gains or maintain its current market share. Moreover, the Company's goal of gaining market share in the AS/400 market will be more difficult to achieve since the Company is also focusing on the Windows NT and UNIX markets. If the Company's AS/400 installed customer base erodes, resulting in a decline in recurring support and other service revenue, the Company's business, operating results and financial condition will be materially adversely affected.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of July 31, 1998, the Company had invested all of the net proceeds from the IPO in investment grade, short-term and long-term interest-bearing securities. The use of proceeds from the IPO does not represent a material change in the use of proceeds described in the Company's registration Statement on Form S-1 effective September 23, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     The Securities and Exchange Commission recently amended Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended. As amended Rule 14a-4(c)(1) provides that a proxy solicited by the Company may confer discretionary authority upon the Company to vote on a matter for an annual meeting of stockholders of the Company did not have notice of such matter at least (i) 45 days prior to the month and day of mailing of the prior year's proxy statement (the "Proxy Rules Date") or (ii) that amount of time required by the advance notice provisions of the Company's Bylaws (the "Bylaws Date"). The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on February 6, 1998; accordingly, the Proxy Rules Date is December 23, 1998. In addition, the Company's Bylaws establish an advance notice procedure with regard to stockholder proposals to be brought before an annual meeting of stockholders. For business to be properly brought before an annual meeting by a stockholder, the stockholder must give notice not less than 60 days prior to the meeting; provided, however, that in the event that less than 60 days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the seventh day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. The Company has not yet announced the date for its 1999 Annual Meeting of Stockholders. Therefore, if a stockholder does not notify the Company of a proposal for the 1999 Annual Meeting of Stockholders on or before the earlier of (i) the Proxy Rules Date or (ii) the Bylaws Date, the Company may use their discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Stockholders.

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

Dated: September 8, 1998

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

Dated: September 8, 1998

                                                                     SCHEDULE II

                             J.D. EDWARDS & COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS




                           Balance at      Additions
                          Beginning of     Charged To                         Translation       Balance At End
   Classification           Period         Operations        Write-Offs       Adjustments         of Period
----------------------------------------------------------------------------------------------------------------
Allowance For
Doubtful Accounts

Nine Months Ended:
July 31, 1997            $      5,600     $      4,322     $     (3,010)     $       (212)     $      6,700
July 31, 1998                   9,800            7,211           (3,146)               35            13,900

                                 EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


 11.1               Computation of Earnings Per Share


 27.1               Financial Data Schedule