Form 10-K
period 1998-10-31
EDWARDS J D & CO
filed 1999-01-26
CIK 798757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
(MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER 000-23091

                             J.D. EDWARDS & COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      84-0728700
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
    ONE TECHNOLOGY WAY, DENVER, COLORADO                           80237
  (Address of principal executive offices)                      (Zip code)

        Registrant's telephone number, including area code 303/334-4000
                             ---------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                    Common Stock, par value $0.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 15, 1999, there were 103,510,566 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on January 15, 1999) was approximately $1.1 billion. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on March 24, 1999 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about J.D. Edwards' industry, management's beliefs and certain assumptions made by J.D. Edwards' management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting the Company's Business, Operating Results, and Financial Condition" on pages 11 through 20. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

     J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product names used herein are trademarks or registered trademarks of their respective owners.

ITEM 1. BUSINESS.

OVERVIEW

     J.D. Edwards develops, markets and supports highly functional Enterprise Resource Planning ("ERP") software for managing the supply chain. The Company provides the core software products to run an entire business. These software solutions operate on multiple computing platforms and are designed to deliver the solutions that organizations need to maintain control of their business as circumstances, technologies and market environments change.

     One of the problems with complex ERP software systems is that once installed or implemented, the system becomes difficult to modify. In today's changing business environment, a customers' inability to change its business processes can be an impediment to growth. The Company's unique Idea to Action(TM) concept enabled through ActivEra(TM), a collection of tools, extends the capabilities of the Company's solutions and enables customers to change their technology as their business practices change and evolve. The Company's integrated software application suites give customers control over their manufacturing, finance, distribution/ logistics, human resources and customer service management operations for multi-site and multinational organizations. The Company also provides implementation, training and support services designed to enable customers to rapidly achieve the benefits of the Company's ERP solutions. The Company has developed and marketed ERP solutions for over 20 years, principally for operation on AS/400 and other IBM mid-range systems and, more recently, on leading Windows NT ("NT") and UNIX servers through Windows-and Internet browser-enabled desktop clients.

     The Company's family of application suites is designed to improve most organizations' core business processes and supply chain. In addition, the Company extends its application suites to address certain vertical markets with specific configurations, templates and additional software features designed to meet these industries' needs. The Company offers two versions of its application suites -- OneWorld(TM) and WorldSoftware(TM). OneWorld incorporates the Company's Configurable Network Computing(TM) ("CNC") architecture and operates on leading NT and UNIX servers, as well as the AS/400 platform. Through its CNC architecture, the Company's ERP software is specifically designed to enable customers to make business changes quickly and easily. The Company believes its network-centric CNC architecture provides a valuable extension beyond traditional client/server architectures by masking complexity, lowering cost of change and facilitating greater scalability. WorldSoftware operates in a host-centric environment on the AS/400 platform.

With the addition of the WorldVision(R) thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface. In addition, OneWorld and WorldSoftware are capable of operating together in a unified enterprise-wide environment. The Company also provides OneWorld and WorldSoftware toolsets to enable rapid implementation, customization and modification of its application suites.

     The Company distributes, implements and supports its products worldwide through 50 offices and more than 270 third-party business partners. To date, the Company has more than 5,000 customers with sites in over 100 countries.

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

THE J.D. EDWARDS SOLUTION

     The Company's ERP solutions are designed to offer the following customer benefits:

     DELIVER AND SUPPORT COMPREHENSIVE SOLUTIONS FOR GLOBAL ENTERPRISES. The Company's ERP software supports an organization's core business processes through a family of application suites, including manufacturing, finance, distribution/logistics, human resources and customer service management. These application suites are designed to enable a customer to integrate business information across its organization and throughout its supply chain; accommodate diverse business practices across a geographically dispersed organization; and support multiple languages, currencies and countries. The Company's experienced service organization provides training, support and a tested methodology to enable rapid implementation of its ERP solutions.

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

     OFFER TECHNOLOGY CHOICES FOR DIFFERENT MARKET SEGMENTS. Customers can select between two versions of the Company's application suites. The Company provides its OneWorld version to customers who want the accessibility of information and ease of use typically associated with client/server systems, without the burdens often associated with these complex systems. OneWorld's object-based technology is designed to enhance programmer productivity, facilitate modification of business practices and leverage network scalability. OneWorld, introduced in late 1996, operates on leading NT and UNIX servers, in addition to the AS/400 platform. The Company offers its WorldSoftware version to customers who seek the reliable performance and lower cost of ownership associated with host-centric systems. By offering two versions of its software, the Company addresses different segments and allows customers to maintain consistent business functionality while combining different technologies to meet their specific requirements.

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

PRODUCTS

  Application Suites

     The Company's family of application suites includes manufacturing, finance, distribution/logistics, human resources and customer service management. The Company's application suites accommodate different business practices across a geographically dispersed organization, as well as multiple languages, currencies and countries. Each suite can operate on a stand-alone basis, or can be integrated with other Company suites and selected third-party applications and systems. The majority of the Company's customers deploy multiple application suites.

     MANUFACTURING. The Company's manufacturing application suite is designed to enable organizations to optimize their manufacturing operations resources within a single plant or across multiple locations and to provide information links to other departments within the organization. This suite offers customers everything from product configuration to enterprise facilities planning to position themselves for the challenges faced in their manufacturing operations.

     FINANCE. The expanding markets and changing processes of today require flexible financial practices. The Company's finance application suite is designed to provide structure, security and the ability to audit a customer's financial systems without limiting the customer's ability to respond to operational and market changes. The application suite provides a central repository of financial information with simplified transaction processing. This suite enables customers to respond to the latest changes in management and market trends.

     DISTRIBUTION/LOGISTICS. The distribution/logistics process continues to face increasing demand for the fast delivery of customers' products, emphasis on value added services and pressure to control costs. The Company's distribution/logistics application suite is designed to address these changing needs. This suite offers an extensive breadth and depth of functionality that allows customers to meet the demands of their customers. The distribution/logistics suite includes features that enable customers to manage their warehouses, inventory and transportation for a single site or multiple sites around the world.

     HUMAN RESOURCES. The human resources department requires efficient solutions to meet its complex information needs. The Company's human resources application suite is designed to maximize the contributions of a customers' human resources staff. This suite enables customers to change operational processes to support shifting business strategies, as well as eliminate redundancies while providing immediate access to online information.

     CUSTOMER SERVICE MANAGEMENT. The Company offers the customer service management ("CSM") suite, which allows the Company's customers to communicate customer service information across the supply chain from a single information source, tailor a response to the needs of their customers, and streamline processes for increased productivity and rapid identification of new service opportunities. With CSM, the Company's customers receive the flexibility to manage workflow for the unique and changing requirements of their customers. CSM offers customer information management, installed-base management, service contract management, call center management, service order management and flexible reporting and online inquiry.

 Vertical Market Application Suites

     Over the last 20 years, the Company has acquired significant vertical market experience and expertise through developing, selling and deploying ERP solutions for over 5,000 customers across a variety of industries. The Company has recently enhanced its strategic focus on key vertical markets in order to better address customers' needs. The Company's new focus offers customers greater tailored solutions, faster implementation and broader industry-specific expertise. The Company believes that by aligning the sales and support organizations along vertical lines that it will be able to shorten the sales cycle, broaden industry offerings and better enable customers to quickly react to business changes. The Company currently targets the following industry sectors:

     - The industrial sector focuses on industrial fabrication and assembly, electronics and automotive supply solutions.

     - The consumer sector focuses on consumer-packaged goods, pharmaceuticals and energy and chemical solutions.

     - The service industries sector focuses on engineering, architecture, construction, real estate, mining and public services solutions.

     The Company intends to pursue solutions for retail, health care and service providers and other areas as appropriate during 1999.

     The Company plans to continue its strategy of customizing application suites and templates for these vertical markets. The Company also plans to offer industry specific training and services to these markets.

     The Company's application suites are licensed under perpetual, fully paid licenses. The prices for such licenses are based on the functionality of the application suite and the number and type of licensed users. Customers pay a base amount per application suite plus a per user amount.

  Solutions For Emerging Businesses

     The Company has created solutions for small emerging companies. These solutions were created to fit the operational needs and budgets of smaller businesses and offer fast startup and ease of use. The Company offers two solutions for emerging businesses: the Small Business Solution and the Genesis Channel.

     SMALL BUSINESS SOLUTIONS. The Company offers the Small Business Solution ("SBS") for companies with annual revenues of $35 million or less. This solution delivers the Company's WorldSoftware pre-loaded on the IBM AS/400 System 170. This allows customers to simply connect the system to their network and begin implementation. The SBS minimizes customers' costs and time to benefit through innovative online implementation tools and streamlined training processes. The online implementation methodology tools guide customers through a step by step setup process.

     GENESIS CHANNEL. The Company's Genesis channel focuses on mid-tier companies with revenues of $100 million or less and that face the constraints of smaller budgets and fewer dedicated information technology ("IT") staff and resources. This channel allows mid-tier customers to purchase the Company's solution and receive exclusive implementation tools from the Company's Genesis partners. By working through the Company's Genesis partners, customers can tailor and implement the software, receive dedicated service and support and benefit from the Genesis partners' expertise.

J.D. EDWARDS SCORE(X) (SUPPLY CHAIN OPTIMIZATION AND REAL-TIME EXTENDED
EXECUTION)

     The Company introduced the J.D. Edwards SCORE(X) solution in May 1998. This solution is designed to integrate and extend a company's business lifecycle and execute tailored supply chains for individual customers. It allows companies to effectively manage the dynamics of customer-centric supply chains with network-centric computing. The Company's functionally rich components and advanced architecture provide customer focused supply chain solutions that allow companies to understand the changing requirements of their customers and then make the changes to their business to meet those customer requirements. J.D. Edwards SCORE(X) gives companies the capability to take an order, price it, manufacture it, source it, package it and ship it the way the customer wants. J.D. Edwards SCORE(X) provides the comprehensive information backbone for managing processes and enterprise data between suppliers' suppliers and customers' customers.

TECHNOLOGY

  Architecture

     The Company offers two versions of its application suites -- OneWorld and WorldSoftware. OneWorld incorporates the Company's CNC architecture and operates on leading NT and UNIX servers, as well as the AS/400. WorldSoftware operates in a host-centric environment on the AS/400 platform. In addition, OneWorld and WorldSoftware are capable of operating together in a unified enterprise-wide environment.

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

     The OneWorld application layer contains the specific business functionality of the OneWorld manufacturing, finance, distribution/logistics, human resources and customer service management application suites. OneWorld application suites are composed of over 3,000 reusable objects. The applications are distributed by the OneWorld deployment server in object form to individual platforms where they are compiled and executed. A customer changes the application logic by modifying the objects or creating new objects using the OneWorld toolset. Applications containing the modified or newly created objects are then redistributed to individual platforms. The Company believes that this single-point-of-change architecture significantly reduces the cost of change compared to traditional client/server architectures.

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

     The OneWorld technology layer is designed to mask the differences between underlying platforms and provide a uniform interface for OneWorld applications. This uniformity allows a single object to execute on a wide variety of platforms, a "write once, run anywhere" capability. The technology layer is able to support IBM's AS/400 platform, Digital Equipment Corporation's Alpha- and Intel-based NT servers, IBM's RS/6000, Hewlett-Packard's 9000, Sun Microsystems' platform, as well as other NT servers from NEC and Fujitsu. Supported clients include personal computers running Windows 95 and Windows NT or any desktop system running an Internet browser. Supported databases include Oracle databases, the IBM DB2 family and Microsoft's SQL Server. The Company intends to continue to integrate additional platforms, servers and software as necessary to meet market demands.

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

  ActivEra Activators

     The ActivEra activators are discrete applications or utilities that facilitate changes to the system. The Company currently provides over 150 activators that allow customers to quickly react to changes in their business. The Company plans to continue to develop additional activators both internally and through third parties over the next several years. Third-party developed activators will be designed to "snap in" and operate within the Company's application suites. The Company has developed activators for both the business professional and technology professional. These separate activators allow each group to make changes to the system independently of the other group.

     BUSINESS ACTIVATORS. The business activators allow business professionals to shape the way applications work and the way the customer conducts its business. Business solutions can be visually composed in real-time with point-and-click, drag-and-drop ease. A selection of intuitive graphical navigators such as automated question and answer directors, flowcharts, menus and user defined shortcuts automatically direct the business professional to where they need to go in the system to make changes. The Company has designed three types of business activators: the work activators, application activators and process activators.

     The work activators are a series of activators designed to modify the way users interact with their individual working environment. By using these activators, the business professional can define how individual users are able to interact with the ERP applications and receive output. Work activators give users the ability to make immediate changes in the areas of user interface, navigation and output operations and choices.

     The application activators are a series of activators designed to modify the functional attributes of the ERP application. These activators reference application attributes running either locally on the client workstation or remotely on the ERP server and provide users with the ability to make modifications to the Company's applications. This enables users to respond to the changing business conditions within their environment.

     The process activators are a series of activators designed to modify the way ERP applications can be used to control business processes. These activators provide users with the ability to engage in business scripting. Business scripting is a guided path that provides users with a mechanism that enables or establishes company characteristics and processing rules to support the business process. Users are then lead through a set of questions and activities designed to gather specific information about the business process. Once completed, these activators implement the process changes that meet the business process requirements.

     TECHNOLOGY ACTIVATORS. The technology activators enable technology professionals to streamline management of the information system infrastructure. This allows the systems administrators, integrators and developers to work with a common set of activators that insulate applications programming and network configuration from the underlying applications database, operating system, hardware, messaging systems and telecommunications protocols. The Company has designed three types of technology activators: the system activators, integration activators and object activators.

     The system activators are a series of activators designed to modify the way ERP applications work with the computer system environment. These activators enable technology professionals to deploy changes and enhancements instantaneously across the entire network. This allows users to implement global modifications to the Company's system on a unified network environment.

     The integration activators are a series of activators designed to modify the way ERP applications communicate with other applications. These activators allow application integration by enabling applications to share logic and data. This interoperability allows users to leverage technology and to enhance the productivity of their employees. This means technology professionals can easily integrate third-party applications.

     The object activators are a series of activators designed to modify the way ERP applications increase their functionality by utilizing software objects and components. These activators provide users with a simple object scripting methodology. Object scripting allows business critical changes to be easily incorporated and deployed enterprise-wide automatically.

  ActivEra Console And Extension Architecture

     The ActivEra console, which will be released in 1999 as a part of the OneWorld application, acts as a window for systems users to view the actions required for implementing a change to the system. When a customer wants to make a change, they will use the ActivEra console to launch the appropriate wizard, which then walks them through the change process.

     The ActivEra extension architecture, which will be released in 1999, will allow customers to "snap in" third-party activators. This means that third parties can create and develop activators that meet customers' best business practices.

  Toolsets

     The Company's software application suites were developed with the Company's OneWorld and WorldSoftware toolsets. These toolsets are also used for the ongoing enhancement and modification of the Company's products. The Company believes the advantages of these toolsets include increased productivity, increased code consistency, self-documenting code and improved quality.

     The OneWorld and WorldSoftware toolsets are bundled with the OneWorld and WorldSoftware applications, respectively, providing customers the same productivity, consistency and quality benefits enjoyed by the Company's own developers, thus reducing the complexities typically associated with upgrades to new releases. Since modifications made by both the customers and the Company made with the same toolset, it is easier and faster to upgrade to new releases while preserving the customers' modifications. The Company believes that this capability enables customers to incorporate new functionality more rapidly, while also reducing the Company's support costs.

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

NETWORK APPLICATION SERVICES

     The Company announced during 1998 its Network Application Services ("NAS") program. This program allows customers to rent or outsource the Company's ERP software solutions. When customers subscribe to NAS, they gain access to the Company's application suites over a secure network line at an off-site computer center. Customers receive 24 hour access to their data and their systems are monitored by trained specialists who are available to answer questions at any time. The NAS solution allows for continuous system and application support for a fixed monthly per-user fee. By outsourcing through NAS, customers can take advantage of the latest technologies while reducing up-front capital investment and IT staffing costs. In addition, the user-based subscription fees are scaleable so customers only pay for what they currently require.

PRODUCT ALLIANCES

     One of the Company's on-going goals is to form relationships with organizations whose products enhance the Company's OneWorld and WorldSoftware solutions. This allows the Company to keep development costs down, while at the same time offering our customers the broadest spectrum of products and services needed. The Company's product alliance partners allow customers to benefit from well-rounded solutions and the assurance of compatible technology and qualified support. The Company currently has over 60 product alliance partners.

DIRECT IMPLEMENTATION SERVICES AND TRAINING

     The Company believes that delivery of its ERP software together with high quality consulting, implementation, support and training services enables the Company to achieve a high level of customer satisfaction, strong customer references and long-term relationships, as well as facilitate software improvement based on customer feedback. The Company offers extensive implementation and training services directly and through third parties to assist customers in rapidly achieving benefits from its ERP solutions. As of October 31, 1998, the Company had 1,571 employees in its customer services and training departments, located worldwide.

     The Company has designed an implementation process called J.D. Edwards OnTrack ("OnTrack"). OnTrack enables customers to implement quickly and gives customers the flexibility to meet their changing business needs. OnTrack includes a six-step process: define, train, model, configure, go live and refine. With the OnTrack shared implementation approach, accelerated implementation tools, custom built documentation and classroom training, the Company and its partners enable on-time, on-budget implementation.

     In addition to its standard implementation services, the Company also offers a full range of custom implementation services, including conversion programs, upgrade assistance, custom modifications and interfaces, and technical documentation. Implementation services are generally provided on a time and materials basis.

THIRD-PARTY IMPLEMENTATION PROVIDERS

     The Company seeks to provide its customers with high quality implementation services in the most efficient and effective manner. In some cases where the Company does not provide implementation services itself, it subcontracts such services through third parties. The Company also has relationships with a number third-party implementation providers that contract directly with customers for the implementation of the Company's software. The Company selects these third-party providers carefully to ensure that they have the ability and knowledge to represent the Company and implement its ERP solutions properly. Providers receive extensive training regarding the Company's application suites and its implementation process. In addition, the Company evaluates these providers on a regular basis to ensure quality service and support to its customers. The Company continues to move toward relying on more third-party implementation providers to contract directly with customers for the implementation of the OneWorld version of its applications suites. These relationships will enable the Company to provide implementation services through third-party personnel with extensive client/server expertise, while expanding its service capacity, focusing on license fee revenue generation and concentrating its own service resources on those activities it can perform most efficiently. The Company believes that this direct- and third-party customer service strategy will enable it to deliver comprehensive and timely services worldwide.

EDUCATION AND TRAINING

     The Company offers a comprehensive education and training program to its customers and to the Company's third party implementation providers. Classes are offered at the Company's in-house facilities located throughout the world, as well as at customer locations. The Company's instructors are certified for each course they teach, and their backgrounds generally include cross-functional experience in product testing, customer support and implementation services.

SUPPORT

     The Company believes that providing business solutions along with a high level of on-going support to its customers is a critical element in establishing long-term relationships and maintaining a high level of customer satisfaction. The Company provides support services for an annual fee, which entitles the customer to receive telephone customer support, as well as enhancements and updates to its licensed version of the Company's software. The Company provides customer support through three customer support centers located in Denver, London and Singapore, which are connected through a wide area network. Customer support from these centers is provided in nine languages on a 12-hour-per-day, five-day-per-week basis, and in English-only on a 24-hour-per-day, seven-day-per-week basis. Customer support personnel have the ability to access customer systems remotely to diagnose and resolve problems. As of October 31, 1998, the Company had 522 employees in its customer support department.

CUSTOMERS

     The Company, to date, has licensed its application suites to over 5,000 customers. During each of the last three fiscal years, no customer accounted for more than 10% of total revenue.

SALES AND MARKETING

     Selling the Company's software to multinational organizations typically requires the Company to engage in a lengthy sales cycle, generally between 6 and 15 months, and to expend substantial time, effort and money educating prospective customers regarding the use and benefits of the Company's products. However, the Company has recently begun to experience a shortening of the sales cycle. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Lengthy Sales Cycles." The Company sells its software and services through direct sales and business partner channels throughout the world. In addition, the Company utilizes more than 270 sales and consulting business partners worldwide as an indirect distribution channel to penetrate certain vertical markets and geographic areas, in particular those areas in which the Company has not invested resources to establish a direct presence. The Company expects to continue to rely on indirect channels in order to enhance its market penetration and implementation capabilities. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Management of Growth and Hiring of Qualified Personnel." International revenue as a percentage of total revenue ranged between 35% and 37% for each of the past three fiscal years, and the Company expects that revenue from international customers will continue to account for a significant portion of the Company's total revenue.

     The Company's marketing strategy is to position itself as a premier provider of ERP solutions and to increase recognition of the J.D. Edwards name. In support of this strategy, the Company's marketing programs include developing and maintaining industry analyst and public relations, developing databases of targeted customers, conducting advertising and direct mail campaigns, and maintaining a World Wide Web home page.

PRODUCT DEVELOPMENT

     The Company has invested and expects to continue to invest substantial resources in research and product development. The research and product development department is organized into three groups that work closely together: the development technologies group; the application development group; and the documentation, localization and translations group. The efforts of these groups are enhanced by cross-functional product management teams, frequent solicitation of customer feedback and close contact with customers through the Company's implementation services. As of October 31, 1998, the Company's research and product development operations included 889 employees, primarily located in Denver, Colorado. Research and development expenditures, which include capitalized software development costs, were $89.4 million, $62.8 million and $47.6 million for the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

     The Company's development technologies group is responsible for both the toolsets and underlying technologies of OneWorld and WorldSoftware. The OneWorld development technologies team focuses on enhancing the flexibility, simplicity and performance of the OneWorld toolset, as well as OneWorld's ActivEra Activators and CNC technology layer. The WorldSoftware development technologies team is primarily focused on maintaining and enhancing the toolset and underlying technologies for WorldSoftware. Both development technologies teams share responsibility for cross-functional coordination with sales and support, as well as with hardware and software suppliers with whom the Company has relationships, to identify, analyze, prioritize and schedule new features and functionalities.

     The application development group is responsible for developing, enhancing and maintaining the OneWorld and WorldSoftware application suites, including the vertical market application suites. Separate application development teams use the toolsets developed by the development technologies group to create and enhance each application suite. The Company has designed its toolsets to enable application programming to be performed by nonprogrammers responsible for business practices. These application development teams also work with customers and third-party implementation providers to identify, analyze, prioritize and schedule new functionality in the Company's existing application suites, as well as to establish specifications and priorities for new vertical markets.

     The Company's documentation, localization and translations group is responsible for the documentation, localization and translation of the Company's application suites for particular foreign markets, as well as the vertical market application suites and templates, for both OneWorld and WorldSoftware. The documentation, localization and translations group works closely with domestic and international customers and third-party implementation providers, as well as cross-functional Company teams of development, implementation, support and training professionals, to ensure that appropriate enhancements are incorporated into products, documentation and implementation processes. The Company's OneWorld application suites are currently translated into and operate in 18 languages and the Company's WorldSoftware application suites are currently translated into and operate in 21 languages. In addition, this group develops and maintains a single database for documentation, which is currently translated into eight languages. The Company intends to offer additional language translations in the future.

COMPETITION

     The Company competes in the ERP software solutions market. This market is highly competitive, subject to rapid technological change and significantly affected by new product introductions. The Company competes with a large number of independent software vendors in this market, as well as with suppliers of custom developed business application software. Some of the Company's competitors have significantly greater financial, technical, marketing and other resources and there can be no assurance that the Company will be able to successfully compete. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Competition."

PROPRIETARY RIGHTS AND LICENSING

     The Company's success depends, in part, on its ability to protect its proprietary rights. To protect these rights the Company relies primarily on a combination of copyright, trade secret and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions. While the Company seeks to protect its proprietary rights there can be no assurances that such protection is adequate. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Limited Protection of Proprietary Technology and Infringement Rights."

EMPLOYEES

     As of October 31, 1998, the Company had 4,950 full-time employees: 889 in research and development; 1,242 in sales and marketing; 1,571 in customer services and training; 522 in customer support; and 726 in management and administration. The Company believes that its continuing success will depend, in part, on its ability to retain a limited number of key employees and other members of senior management, as well as its ability to attract and retain highly skilled technical, marketing and management personnel, who are in great demand. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- Management of Growth and Hiring of Qualified Personnel." The Company has not had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     In addition to other information in this Annual Report on Form 10-K and in the documents incorporated by reference therein, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have significant impact in the future on the Company's business, operating results or financial conditions.

     For your convenience we have written our risk factors in Plain English.

     QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Our revenues and operating results have varied widely in the past and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including the following:

     - demand for our software products and services

     - the size and timing of our sales

     - the level of product and price competition that we encounter

     - the length of our sales cycle

     - the timing of our new product introductions and enhancements and those of our competitors

     - market acceptance of our new products

     - changes in our pricing policies and those of our competitors

     - announcements of new hardware platforms that may delay customer's purchases

     - variations in the length of our product implementation process

     - the mix of products and services sold

     - the mix of distribution channels through which we sell our software

     - the mix of international and domestic revenue

     - changes in our sales incentives

     - changes in the renewal rate of our support agreements

     - the life cycles of our products

     - software defects and other product quality problems

     - the expansion of our international operations

     - the general economic and political conditions

     - the budgeting cycles of our customers

     Our software products are typically shipped when we receive orders. Consequently, license backlog in any quarter generally represents only a small portion of that quarter's revenue. As a result, license fee revenue is difficult to forecast due to its dependence on orders received and shipped in that quarter. We also recognize a substantial amount of our revenue in the last month of each quarter and increasingly in the last week of the quarter. Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. The timing of large individual sales is also difficult for us to predict. In some cases, sales have occurred in quarters subsequent to those anticipated by us. To the extent one or more such sales are lost or occur later than we expected, operating results could be materially adversely affected. If our revenues fall below our expectations in any particular quarter, our business, operating results and financial condition could be materially adversely affected.

     We continue to experience significant seasonality with respect to software license revenues. We recognize a disproportionately greater amount of revenue for any fiscal year in our fourth quarter and an even greater proportion of net income in such quarter. As a result of this and our relatively fixed operating expenses, our operating margins tend to be significantly higher in the fourth fiscal quarter than other quarters. We believe this seasonality is primarily the result of the efforts of our direct sales force to meet or exceed fiscal year-end quotas and the tendency of certain of our customers to finalize sales contracts at or near our fiscal year end. Because revenue, operating margins and net income are greater in the fourth quarter, any shortfall in revenue, particularly license fee revenue, in the fourth quarter, would have a disproportionately large adverse effect on our operating results for the fiscal year. Additionally, our revenue and net income in the first quarter is historically lower than in the preceding fourth quarter. Our first fiscal quarter revenue also slows during the holiday season in November and December.

     As a result of the unpredictability of our sales cycle, increasing uncertainty in the ERP market attributed to many factors including global economic conditions, issues surrounding the Year 2000 and strong competitive forces, we continue to have reduced visibility of future revenue and operating results.

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below expectations of public market analysts or investors. In this event, the price of our common stock may fall.

     LIMITED DEPLOYMENT OF ONEWORLD AND ENTRANCE INTO NEW MARKETS. We first shipped the OneWorld version of our application suites in late calendar 1996. Our revenue growth depends on our ability to market OneWorld and to license it to new non-installed base customers. We do not anticipate generating much revenue of OneWorld sales from our current WorldSoftware users. We have also found that it takes longer to implement OneWorld than WorldSoftware. As of October 31, 1998, 120 of our customers have implemented OneWorld. We believe that certain customers may not license OneWorld or may find it difficult to implement OneWorld because:

     - customers may lack the necessary hardware, software or networking infrastructure

     - implementation may be too lengthy and/or costly for some customers

     - OneWorld may not be perceived as competitive with other products on the market

     - significant defects or "bugs" may exist in OneWorld

     - OneWorld may fail to meet our customer's expectations

     With the introduction of OneWorld, we also entered new markets -- the NT and UNIX markets. In order to be competitive in these markets, we must overcome obstacles such as competitors with significantly more experience and name recognition, continuing to establish relationships with third-party implementation providers, and limited reference accounts in the open systems market.

     If we are unable to successfully sell or implement OneWorld, our reputation would be damaged and we would suffer material adverse effects to our business, operating results and financial condition. Additionally, failure to achieve success in marketing OneWorld could result in a drop in our stock price.

     COMPANY DEPENDENCE ON IBM AS/400 PLATFORM. We continue to be substantially dependent upon the market for software products on the IBM AS/400 platform. All of our revenue in fiscal 1996 and most of the revenue for fiscal 1997 and a substantial portion for 1998 was derived from the sale of software products and related services for the AS/400 market. We will continue to offer enhanced software products for this market. There is no guarantee that our customers will buy or support these enhanced software products.

     The AS/400 market is expected to grow at a minimal rate and there can be no assurance that it will grow at all in the future. Our future growth depends, in part, on our ability to gain market share in this market. There can be no assurance that we can maintain or gain market share in the AS/400 market. As we continue to focus more on our OneWorld software version, it may become more difficult to gain market share in the AS/400 market. We introduced OneWorld in late calendar 1996 and it is our software version that runs on leading NT and UNIX servers. If we lose AS/400 installed base customers or market share in the AS/400 market, we may suffer material adverse affects to our business, operating results or financial condition.

     COMPETITION. We compete in the ERP software solutions market. This market is highly competitive, subject to rapid technological change and significantly affected by new products. Our products are designed and marketed for the AS/400 and NT and UNIX platforms. We compete with a large number of independent software vendors including:

     - companies offering products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft (SAP), Baan Company N.V. (Baan), PeopleSoft, Inc. (PeopleSoft) and Oracle Corporation (Oracle)

     - companies offering products on the AS/400 platform, such as System Software Associates, Inc., Marcam Corporation, Infinium Software, Inc. and JBA Holdings plc

     - companies offering either standard or fully customized products that run on mainframe computer systems, such as SAP.

     In addition, we compete with suppliers of custom developed business applications software, such as systems consulting groups of major accounting firms and IT departments of potential customers. There can be no assurances that we will be able to successfully compete with new or existing competitors or that such competition will not materially adversely effect our business, operating results or financial condition.

     Some of our competitors, SAP and Oracle in particular, have significantly greater financial, technical, marketing and other resources than we do. In addition, they have wider name recognition and a larger installed base. In contrast, we entered the NT and UNIX markets only two years ago. SAP, Baan, PeopleSoft and Oracle have significantly more experience and name recognition with NT and UNIX implementations and platforms and have more referenceable accounts. Such competitors also have substantially more customers than we have in the NT and UNIX markets. Additionally, several of our competitors have well-established relationships with our current or potential customers. These relationships may prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors have also announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. There can be no assurances that we can successfully compete against any of these competitors. Further, several of our competitors regularly and significantly discount prices on their products. If our competitors continue to discount or increase the frequency of their discounts, we may be required to similarly discount our products. This could have a material adverse effect on our operating margins.

     We continue to rely on a number of systems consulting and systems integration firms for implementation, customer support services, and recommendations of our products during the evaluation stage by potential customers. A number of our competitors have more well-established relationships with such firms, and as a result, such firms may be more likely to recommend our competitors' products over our products. It is also possible that these third parties will market software products that compete with our products in the future. If we are unable to maintain or increase our relationships with these third parties that recommend, implement or support our software, our business, operating results and financial condition will be materially adversely affected.

     We believe that the following are the principal competitive factors affecting the market for our software products:

     - responsiveness to customers' needs

     - product functionality

     - speed of implementation

     - ease of use

     - product performance and features

     - product quality and reliability

     - vendor and product reputation

     - quality of customer support

     - price

     We believe that we compete favorably with respect to the above factors. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors' innovations. We cannot guarantee that our products will continue to compete favorably or that we will be successful in facing the increasing competition from new products and enhancements introduced by our existing competitors or new companies entering the market.

     LENGTHY SALES CYCLE. Customers make a substantial capital investment in purchasing our software for division or enterprise-wide business critical purposes. Potential customers spend significant time and resources on determining which software to purchase. This requires us to spend substantial time, effort and money educating and convincing prospective customers to purchase our software over our competitors. Selling our products requires an extensive sales effort because the decision to license software generally involves evaluation by a significant number of customer personnel in various functional and geographic areas. We also have no control over which company a customer favors or if the customer chooses to delay or forego a purchase. Due to all of these factors, our sales cycle generally can range from six (6) to fifteen (15) months. Since the sales cycle is unpredictable, we cannot forecast the timing or amount of specific sales, and sales vary from quarter to quarter. Recently, we have experienced a shortening in our sales cycle and during fiscal 1998 our sales force closed more transactions within a time period toward the shorter end of this range. The delay to complete one or more large sales could have a material adverse effect on our business, operating results or financial condition.

     LENGTHY IMPLEMENTATION PROCESS. Our software is complex and affects many different business-critical functions across various functional or geographic areas of an enterprise. This results in a complex and lengthy implementation processes. The implementation process requires the involvement of significant resources of the customer and can result in significant risks. Our OneWorld implementation process is more complex than our WorldSoftware implementation process. Delays in implementation by us or our business partners, may result in customer dissatisfaction or damage to our reputation. This could result in material adverse effects to the our business, operating results and financial condition.

     RELIANCE ON THIRD PARTIES AND DEVELOPMENT OF THIRD-PARTY RELATIONSHIPS. We heavily rely on third-party implementation providers to implement the OneWorld version of our application suites. Additionally, we have adopted a strategy in which an increasing number of OneWorld implementations will be performed by third parties that contract directly with our customers. Executing this strategy requires our current third-party implementation providers to allocate additional resources to OneWorld implementations. In addition, we must continue to enter into additional third-party implementation relationships. Due to the limited resources and capacities of many third-party implementation providers, there can be no assurance that we will establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support the demand of our OneWorld customers. If we cannot obtain such resources, we will be required to perform the implementation services ourselves. There is no guarantee that we will have sufficient resources available for such purposes. If we are unable to establish and maintain effective long-term relationships with such third party implementation providers or if such providers do not meet our customers needs, our business, operating results and financial condition could be materially adversely affected.

     We have established relationships with a number of third parties, including consulting and system integration firms, hardware suppliers, and database, operating system and other independent software vendors to enhance our sales, marketing and customer service efforts. Many of these third parties also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing ERP software applications. Competition between us and these third parties could result in the deterioration in or the termination of our relationship. This could have a material adverse effect on our business, operating results or financial condition.

     DEPENDENCE ON SERVICE REVENUE. We license our software under non-cancelable license agreements and provide related services such as consulting, implementation, support and training. Until fiscal 1998, our service revenue as a percent of total revenue had increased as a result of our continued emphasis on providing consulting and training services that complement our software products and that benefit our growing installed base of customers. Historically, we have subcontracted a portion of our consulting and training services to third parties. We are currently pursuing a strategy of relying on third-party implementation providers to contract directly with our OneWorld customers for implementation and related services. To the extent we are successful with this strategy, revenue from subcontracted services and service revenue as a percentage of total revenue will most likely decrease. If such revenue decreases more than anticipated, our operating results will be materially adversely affected. There can be no assurances that we will be successful in implementing this strategy or that such services will achieve market acceptance. The failure of this could have a material adverse effect on our business, operating results and financial condition.

     MANAGEMENT OF GROWTH AND HIRING OF QUALIFIED PERSONNEL. Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Continued growth of our business may place a significant strain on our existing management systems and resources. To compete effectively and manage future growth, we must continue to evaluate and improve the adequacy of our management structure and existing procedures, including our financial and internal controls. If we are not successful, our business, operating results and financial condition would be materially adversely affected. Additionally, we have focused a significant amount of our resources on the NT and UNIX markets as a result of the development and release of the OneWorld version of our application suites. We must also continue to maintain a focus on the AS/400 market. If our efforts to maintain a focus on these markets are unsuccessful, our business, operating results and financial condition could be materially adversely affected.

     Our future performance depends, in part, on our ability to attract and retain highly skilled technical, managerial, sales, marketing, service and support personnel. We have experienced and expect to continue to experience difficulty in recruiting and hiring qualified personnel. If we are not able to hire qualified personnel on a timely basis, our business, operating results and financial condition would be materially adversely affected.

     YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results. Significant uncertainty exists in the software industry concerning the potential effects associated with the century change. Based on our assessments, we believe the current versions of our software products are generally Year 2000 compliant.

     We believe that our customers and potential customers purchasing patterns may be affected by Year 2000 issues in a number of ways. Many companies are expending significant resources to correct or "patch" their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those that we offer. Additionally, it is possible that certain of our customers are purchasing support contracts only to ensure that they are Year 2000 compliant, and once compliant, will cancel such contracts. We also believe that many potential customers may defer purchasing Year 2000 compliant products until it is absolutely necessary, accelerate purchasing Year 2000 compliant products, switch to other systems or suppliers, or purchase our products only as an interim solution. If any of the above were to happen, our business, operating results or financial condition could be materially adversely affected.

     We also need to ensure Year 2000 compliance of our own internal third-party computer systems. We do not expect the total cost of Year 2000 compliance issues to be material to our business, operating results or financial condition. We cannot provide assurances that we or our customers and suppliers will identify and remediate all significant Year 2000 problems on a timely basis. Remediation efforts may involve significant time and expense and unremediated problems could materially adversely effect our business, operating results and financial condition. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of the Year 2000 Issue."

     EURO CURRENCY. In January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. During the next three years, business in EMU member states will be conducted in both the existing national currency and the euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Although we currently offer software products that are designed to be euro currency enabled and we believe will be able to accommodate any required euro currency changes, there can be no assurance that our software will contain all the necessary changes or meet all of the euro currency requirements. If our software does not meet all the euro currency requirements our business, operating results and financial condition would be materially adversely affected. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Euro."

     INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS. We market and sell our products in the United States and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 29 international sales offices located throughout Canada, Europe, Asia, Latin America and Africa. We intend to continue to substantially expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization and marketing of our products in foreign markets, and the development of relationships with international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, our business, operating results and financial condition could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

     - imposition of governmental controls

     - export license requirements

     - restrictions on the export of certain technology

     - cultural and language difficulties

     - the impact of a recessionary environment in economies outside the United States

     - reduced protection for intellectual property rights in some countries

     - the potential exchange and repatriation of foreign earnings

     - political instability

     - trade restrictions and tariff changes

     - localization and translation of products

     - difficulties in staffing and managing international operations

     - difficulties in collecting accounts receivable and longer collection periods

     - the impact of local economic conditions and practices

     Our success in expanding our international operations depends, in part, on our ability to anticipate and effectively manage these and other risks. We cannot guarantee that these or other factors will not materially adversely affect our business, operating results or financial condition.

     We have assessed and continue to closely monitor our international business risks due to the deterioration of global economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions. Although we expect that the current worldwide economic conditions may negatively impact our business to some degree, we do not believe such impact will be material primarily due to the broad geographic diversity of our operations. Consistent with our historical results, we expect to continue to recognize a small percentage of our revenue and operating income from the Asian and other specific geographic areas that are currently being impacted by adverse economic conditions.

     A significant portion of our revenue is received in currencies other than United States dollars and as a result we have been subject to risks associated with foreign exchange rate fluctuations. We have recently broadened our foreign exchange hedging activities to limit our exposure risk. In fiscal 1998, 1997 and 1996, we incurred foreign exchange losses of approximately $2.8 million, $2.0 million and $1.7 million, respectively. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not a have a material adverse effect on our business, operating results or financial condition.

     RISKS ASSOCIATED WITH NEW VERSIONS AND PRODUCTS, RAPID TECHNOLOGY CHANGE AND DEFECTS. The software market in which we compete is characterized by rapid technological change, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our software products are difficult to estimate. To be successful, we must be able to enhance existing products, develop and introduce new products that keep pace with technological development, satisfy our customer's requirements and achieve market acceptance. There can be no assurances that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities or technologies developed by our competitors will not render our products obsolete. We have addressed the need to develop new products and enhancements primarily through internal development efforts, though on occasion we have licensed third-party technology and will consider acquiring technology. Licensing third-party technology is risky. See "Limited Protection of Proprietary Technology and Infringement Risks." If we are unable to develop new software products or enhancements, or if such products do not achieve market acceptance, our business, operating results or financial condition may be materially adversely affected.

     Historically, we have issued significant new releases of our software products periodically with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release date of new and/or enhanced products and we cannot provide any assurances that we will not miss future scheduled release dates. The delay of product releases or enhancements or the failure of such products or enhancements to achieve market acceptance could materially adversely affect our business, operating results or financial condition.

     Software products as complex as our products frequently contain undetected errors or "bugs" when first introduced or as new versions are released. Despite extensive testing, some bugs are not discovered until the product has been installed and used by our customers. To date, our business, operating results and financial condition have not been materially adversely affected by the release of products containing errors. There can be no assurance that any future errors will not result in the delay or loss of revenue, diversion of development resources, damage to our reputation, increased service or warranty costs or impaired market acceptance of these products. Any of these results could materially adversely effect our business, operating results or financial condition.

     FIXED-PRICE SERVICE CONTRACTS. We offer a combination of software, implementation and support services to our customers. We typically enter into service agreements with our customers that provide consulting and implementation services on a time and materials basis. We have, from time to time, entered into fixed-price service contracts with certain of our customers. These types of contracts specify that we must obtain certain milestones prior to payment, regardless of the actual costs incurred by us. We believe that such fixed price service contracts may be offered more frequently by our competitors to differentiate their products and services. As a result, we may be forced to enter into more of such contracts. We can offer no assurance that we can successfully complete these contracts on budget or that our inability to do so would not have a material adverse effect on our business, operating results and financial condition.

     DEPENDENCE ON KEY PERSONNEL. Our success depends, to a significant extent, upon a limited number of members of our senior management and other key employees. The loss of one or more of our key employees could result in a material adverse effect to our business. Although we maintain key man life insurance on C. Edward McVaney, chairman and co-founder, such insurance is minimal and is not maintained on our chief executive officer or other key personnel. In addition, we believe that our future success will depend, in part, on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance that we will be successful in attracting or retaining such personnel. The failure to do so, could have a material adverse effect on our business, operating results or financial condition.

     LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY AND INFRINGEMENT RISKS. Our success depends, in part, on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors and customers. We currently have 2 patents and 6 patent applications pending on various aspects of our software application suites. We pursue the registration of certain of our trademarks and service marks in the United States and in certain other countries. However, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. Nevertheless, we believe that the following factors are more essential to protecting our technology leadership position:

     - the technological and creative skills of our personnel

     - new product developments

     - frequent product enhancements

     - name recognition

     - customer training and support

     - reliable product support

     We generally enter into confidentiality or license agreements with our employees, consultants, and vendors. These agreements control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurances that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of others' proprietary rights, or to defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect our business, operating results or financial condition.

     We generally license our products to end users through our standard license agreement. Each agreement is negotiated individually and may contain variations. We also license our products to independent third-party distributors with a right to sub-license. Although we establish conditions under which our products are licensed by our distributors to end users, there can be no assurances that our distributors do not deviate from such conditions.

     We may receive notice of claims of infringement of other parties' proprietary rights in the normal course of business. Although we do not believe that our products infringe the proprietary rights of third parties, we cannot guarantee that such infringement or invalidity claims will not be asserted or prosecuted against us. Defending such claims, regardless of their validity, could result in significant costs and diversion of resources. Such assertions or defense of such claims may materially adversely affect our business, operating results or financial condition. In addition, such assertion could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results and financial condition. If such claims are asserted against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms.

     We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. In particular, we license the graphical user interface to our WorldSoftware, which we market as WorldVision. There can be no assurances that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any of these licenses, would result in delays or reductions in product shipments until we could identify, license or develop and integrate equivalent technology. Any such delays or reductions in product shipments would materially adversely affect our business, operating results or financial condition. Although we are generally indemnified by third parties against claims that such third parties' technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes the proprietary rights of others. As a result, we may face substantial exposure in the event that technology licensed from a third party infringes another party's proprietary rights. We currently do not maintain liability insurance to protect against this risk. There can be no assurance that such infringement claims will not be asserted against the company or that such claims would not materially adversely affect our business, operating results or financial condition. Defending such infringement claims, regardless of their validity, could result in significant costs and diversion of resources. Such assertions or defense of such claims may materially adversely effect our business, operating results or financial condition.

     RISKS OF SECURITY OF PRODUCTS. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users. Such break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Break-ins include such things as hackers bypassing firewalls and misappropriating confidential information. Addressing problems caused by such break-ins may have a material adverse effect on our business, operating results and financial condition.

     Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the defects listed above, such provisions may not be effective. Existing or future federal, state or local laws or ordinances or unfavorable judicial decisions could effect their enforceability. To date, we have not experienced any such product liability claims, but there can be no assurance that this will not occur in the future. Because our products are used in business-critical applications, a successful product liability claim could have a material adverse effect on our business, operating results and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on our business, operating results or financial condition.

     ECONOMIC AND MARKET CONDITION RISKS. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. In addition, there is increasing uncertainty in the ERP market attributed to many factors including global economic conditions, issues surrounding the Year 2000 and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results or financial condition.

     VOLATILITY OF COMMON STOCK PRICE. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, securities markets have experienced significant price and volume fluctuations and the market prices of high-tech companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the price they paid for it. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and diversion of management's attention and resources.

     CONTROL BY EXISTING SHAREHOLDERS. As of January 25, 1999, J.D. Edwards executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 52.1% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. Additionally, C. Edward McVaney, Robert C. Newman and Jack L. Thompson, the founders of J.D. Edwards, have entered into an Amended and Restated Stockholders Agreement. This agreement provides that Messrs. Newman and Thompson must cast their votes in the same proportion as the votes cast by Mr. McVaney with respect to certain significant corporate issues, including:

     - any revision to our Certificate of Incorporation

     - any merger, consolidation, share exchange or similar event

     - any sale or disposition of all or substantially all of our assets

     - any dissolution or liquidation

     - any bankruptcy filing

     As a result of this agreement, Mr. McVaney has substantial control over the approval of such matters. In addition, each founder must vote for the election of the other founders to the board of directors or a designee appointed by such other founder.

     ANTITAKEOVER EFFECTS AND DELAWARE LAW. Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. This could adversely affect the market price of our common stock.

ITEM 2. PROPERTIES.

     The Company's corporate headquarters and executive offices are in Denver, Colorado, where the Company leases approximately 750,000 square feet of space in multiple facilities. The leases on these facilities expire at various dates ranging from 1999 through 2012. The Company also leases approximately 250,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, the Company leases approximately 337,000 square feet of office space in countries outside the United States, used primarily for sales and support offices. Expiration dates on sales and support office leases range from fiscal 1999 to 2010. In addition, a third and fourth corporate facility of approximately 200,000 square feet each are being built. The Company will lease these buildings upon their scheduled completion in March and November 1999, respectively. The Company believes that its current domestic and international facilities will be sufficient to meet its needs for at least the next twelve months. See Note 7 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases and Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's recent financing activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages as of January 15, 1999 are as follows:

          NAME             AGE                           POSITION(S)
          ----             ---                           -----------
Douglas S. Massingill....  41    President and Chief Executive Officer
David E. Girard..........  43    Executive Vice President and Chief Operating Officer
Richard E. Allen.........  41    Senior Vice President, Finance and Administration and Chief
                                   Financial Officer
Paul E. Covelo...........  43    Senior Vice President
Michael A. Schmitt.......  41    Senior Vice President
Daniel B. Snyder.........  41    Senior Vice President
Pamela L. Saxton.........  46    Vice President of Finance, Controller and Chief Accounting
                                 Officer
Richard G. Snow, Jr. ....  53    Vice President, General Counsel and Secretary

     Douglas S. Massingill has been President and Chief Executive Officer of the Company since November 1998. From March 1997 to October 1998, he was Executive Vice President and Chief Operating Officer. From February 1994 to March 1997, he was Executive Vice President of Worldwide Operations, and from January 1993 to March 1994, Mr. Massingill was Vice President and General Manager of the South Area. He joined the Company in June 1990 as Account Executive for the Large Accounts Program. Mr. Massingill holds a B.A. in accounting from Shorter College and an M.B.A. from Georgia Southern University.

     David E. Girard has been Executive Vice President and Chief Operating Officer of the Company since November 1998. From November 1997 to October 1998, he was Senior Vice President. He was Vice President and General Manager of the East Area from May 1994 through October 1997. Mr. Girard holds a B.S. in marketing from University of Connecticut and attended the Columbia Executive Marketing Management Program at Columbia University.

     Richard E. Allen has been Senior Vice President, Finance and Administration since November 1997 and Chief Financial Officer, Treasurer and Assistant Secretary since January 1990. From January 1990 through October 1997, he was Vice President, Finance and Administration. From August 1985 to September 1994, Mr. Allen served as Controller of the Company and as Secretary from March 1986 to January 1990. Mr. Allen holds a B.S. in business administration from Colorado State University.

     Paul E. Covelo has been Senior Vice President since November 1997. From August 1994 to October 1997, he was Vice President of International Operations. He served as Vice President and General Manager of the West Area from January 1992 to September 1994 and Manager of the Newport Beach Region from July 1988 to January 1992. Mr. Covelo holds a B.A. in marketing from Loyola Marymount University.

     Michael A. Schmitt has been Senior Vice President since November 1997. From September 1996 to October 1997, he held the position of Vice President and General Manager of Central European operations, and from October 1994 to August 1996 he was Vice President and General Manager of the West area. Mr. Schmitt holds a B.S. in Business Administration from California Polytechnic State University.

     Daniel B. Snyder has been Senior Vice President since November 1997. He was Vice President and General Manager of the Midwest Area from March 1992 to October 1997, and from January 1992 to March 1992, he served as Director of Large Accounts for the Midwest Area. Mr. Snyder holds a B.S. in business administration from Arizona State University, and an M.B.A. in finance from University of Southern California.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

     (a) The Company made its initial public offering on September 23, 1997 at a price of $23.00 per share The Company's common stock is listed on the Nasdaq National Market under the symbol "JDEC." The following table sets forth the high and low closing sale prices per share of the Company's common stock for the periods indicated.

                                                               HIGH     LOW
                                                              ------   -----
1997
  Fourth Quarter (beginning September 23, 1997).............  40.375   31.00
1998
  First Quarter.............................................  35.19    26.31
  Second Quarter............................................  41.50    28.75
  Third Quarter.............................................  46.25    32.75
  Fourth Quarter............................................  49.38    26.25

     As of January 15, 1999, there were 469 holders of record of the Company's common stock. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividend on its common stock. Since the Company currently intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

     (b) In connection with J.D. Edwards' acquisition of substantially all of the assets of a privately-held company (the "Acquired Company"), which included
2.7 million shares of J.D. Edwards' Common Stock, the Company issued 2,707,316 shares of J.D. Edwards' Common Stock (the "New Shares") to the Acquired Company. The New Shares were issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Regulation D under Section 4(2) of the Securities Act. The stockholders of the Acquired Company were either accredited or sophisticated investors with access to all relevant information regarding J.D. Edwards necessary to evaluate the investment, and each stockholder represented that the New Shares were being acquired for investment intent. There was no general solicitation or advertising, and J.D. Edwards used reasonable care to assure that the stockholders of the Acquired Company were not underwriters.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data set forth below for the years ended October 31, 1996, 1997 and 1998 and the consolidated balance sheet data as of October 31, 1997 and 1998 are derived from, and are qualified by reference to, the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended October 31, 1994 and 1995 and the consolidated balance sheet data as of October 31, 1994, 1995 and 1996 are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period. The Company has never declared or paid any cash dividend on its Common Stock. See "Consolidated Financial Statements" under Item 14(a).

                                                                   YEAR ENDED OCTOBER 31,
                                                    ----------------------------------------------------
                                                      1994       1995       1996       1997       1998
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenue:
  License fees....................................  $107,561   $134,138   $180,366   $248,707   $386,081
  Services........................................   133,026    206,628    297,682    399,105    547,901
                                                    --------   --------   --------   --------   --------
         Total revenue............................   240,587    340,766    478,048    647,812    933,982
Costs and expenses:
  Cost of license fees............................    12,832     18,461     27,443     36,444     43,404
  Cost of services................................    87,826    128,144    184,846    244,640    349,689
  Sales and marketing.............................    76,169    102,310    128,759    176,031    261,400
  General and administrative......................    27,377     38,677     53,052     69,850     83,450
  Research and development........................    18,936     24,296     40,321     60,591     89,401
                                                    --------   --------   --------   --------   --------
         Total costs and expenses.................   223,140    311,888    434,421    587,566    827,344
                                                    --------   --------   --------   --------   --------
Operating income..................................    17,447     28,878     43,627     60,256    106,638
Other income (expense):
  Interest income.................................       483      1,697        629      1,686     15,294
  Interest expense................................      (101)      (576)      (899)      (829)      (843)
  Foreign currency losses and other, net..........      (486)      (411)    (1,403)    (1,787)    (2,886)
                                                    --------   --------   --------   --------   --------
Income before income taxes........................    17,343     29,588     41,954     59,326    118,203
  Provision for income taxes(1)...................     5,280     11,379     15,628     22,098     43,735
                                                    --------   --------   --------   --------   --------
Net income........................................  $ 12,063   $ 18,209   $ 26,326   $ 37,228   $ 74,468
                                                    ========   ========   ========   ========   ========
Net income per common share:(2)
  Basic...........................................  $   0.15   $   0.23   $   0.33   $   0.46   $   0.76
                                                    ========   ========   ========   ========   ========
  Diluted.........................................  $   0.15   $   0.22   $   0.30   $   0.39   $   0.68
                                                    ========   ========   ========   ========   ========
Shares used in computing per share amounts:
  Basic...........................................    80,872     79,139     79,044     80,546     98,264
  Diluted.........................................    82,253     82,504     87,667     96,500    109,993

                                                                        OCTOBER 31,
                                                    ----------------------------------------------------
                                                      1994       1995       1996     1997(3)      1998
                                                    --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........................  $ 28,615   $ 34,897   $ 25,554   $224,437   $183,115
Short- and long-term investments..................        --         --         --    138,560    351,194
Total assets......................................   127,131    175,191    243,786    643,037    950,473
Mandatorily redeemable shares, at redemption
  value...........................................    14,290     19,973     47,024         --         --
Stockholders' equity..............................    13,612     22,972     22,902    396,861    583,996

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1: Business -- Factors Affecting the Company's Business, Operating Results and Financial Condition."

OVERVIEW

     J.D. Edwards develops, markets and supports highly functional Enterprise Resource Planning ("ERP") software for managing the supply chain. The Company provides the core software products to run an entire business. These software solutions operate on multiple computing platforms and are designed to deliver the solutions that organizations need to maintain control of their businesses as circumstances, technologies and market environments change.

     The Company released the OneWorld version of its application suites in late calendar 1996 to take advantage of potential opportunities in the Windows NT and UNIX markets, as well as to enhance its position as a leader in the AS/400 market. The Company's software application suites had historically been designed to operate exclusively on certain mid-range computing platforms, most recently the IBM AS/400 platform. The WorldSoftware version of application suites for use on the AS/400 platform first shipped in 1988, and sales of such applications and related services accounted for substantially all of the Company's revenue until the most recent two fiscal years.

     The Company licenses software under non-cancelable license agreements and provides related services, including consulting, implementation, support and training. Revenue is recognized in accordance with Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Consulting, implementation and training services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant contractual obligations relating to this license have been satisfied. Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting, implementation and training services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period, and includes a portion of the related license fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 in January 1999. The Company will apply the provisions of SOP 97-2 on a prospective basis for new software transactions entered into beginning in the first quarter of fiscal 1999. Management believes that the adoption of this guidance will not have a material impact on its financial condition or results of operations and will not have a significant impact on its current licensing or revenue recognition practices. However, comprehensive interpretations and commonly accepted business practices for these statements have not yet been established. There can be no assurance that additional guidance and commonly accepted business practices pertaining to the new standards will not result in unexpected modifications to the Company's current revenue recognition practices which could materially adversely impact the Company's license fee revenue, results of operations and net income.

     The Company distributes its products and services through both direct and indirect sales channels. Currently, the Company has 50 direct sales and consulting offices located throughout the world. The Company also utilizes more than 270 outside sales and consulting partners with offices throughout the world as an indirect distribution channel to penetrate certain vertical markets or geographic areas. Generally, operating margins are higher on domestic revenue than on international revenue. Additionally, operating margins are generally higher in the geographic areas where the Company's operations are more established than in the geographic areas where the Company is investing new resources. International revenue as a percentage of total revenue ranged between 35% and 37% for each of the past three fiscal years.

     Total revenue from both license fees and services has increased from year to year. As a percentage of total revenue, service revenue is higher than license revenue primarily as a result of the Company's historical emphasis on providing consulting and training services that complement its software products and due to increased support revenue from the Company's growing installed base of customers. A change in the mix between license fee and service revenue could impact operating income as the gross margins on license fee revenue are generally higher than gross margins on service revenue. The revenue mix may change in future periods depending upon a number of factors, particularly the Company's success in penetrating the Windows NT and UNIX markets with the OneWorld version of its application suites and in its implementation strategy for OneWorld. The Company has historically subcontracted a substantial portion of its consulting and training services to third parties. Such subcontracted services accounted for 40%, 43% and 46% of this service revenue in fiscal 1996, 1997 and 1998, respectively. Currently, the Company is also pursuing a strategy of relying on third-party implementation providers to contract directly with its customers for OneWorld implementations and related services. See "Item 1:
Business -- Third Party Implementation Providers." To the extent the Company is successful in implementing this strategy and the OneWorld version of the Company's application suites achieves increased market acceptance in future periods, revenue from subcontracted services and total service revenue as a percentage of total revenue will likely decrease. However, there can be no assurance that the Company will be successful in implementing its strategy or that such products will achieve substantial market acceptance.

     The Company has reassessed, and continues to closely monitor, its international business risks due to the deterioration of global economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions. Although the Company expects that the current worldwide economic conditions may negatively impact its business to some degree, management does not believe such an impact will be material primarily due to the broad geographic diversity of its operations. The Company plans to continue to make investments in certain international areas as such opportunities are deemed appropriate and are consistent with the Company's overall growth strategies. Consistent with its historical results, the Company expects that during fiscal 1999 it will continue to recognize a small percentage of its revenue and operating income from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. The Company does not anticipate material changes in its projections of future revenue or operating income as a result of its international operations. However, there can be no assurance that the current economic conditions in Asia or other geographic areas will not worsen or that the situation will not have a material negative impact on the Company's financial condition or results of operations.

     The Company has experienced, and expects to continue to experience, a high degree of seasonality, with a disproportionately greater amount of its revenue and an even greater proportion of net income for any fiscal year being recognized in its fourth fiscal quarter. For example, in the fourth quarter of 1998, the Company recognized 32.9% of total revenue, 37.2% of license fee revenue, 29.9% of service revenue and 50.6% of net income. Because the Company's operating expenses are relatively fixed in the near term, the Company's operating margins have historically been significantly higher in its fourth fiscal quarter than in its other quarters. The Company believes that such seasonality is primarily the result of both the efforts of the Company's direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the Company's fiscal year end. Because total revenue, operating margins and net income are greater in the fourth quarter, any shortfall from anticipated revenue, particularly license fee revenue, in the fourth quarter would have a disproportionately large adverse effect on the Company's operating results for the fiscal year. The Company's first quarter revenue has historically slowed during the holiday season in November and December, and its total revenue, license fee revenue, service revenue and net income in its first fiscal quarter have historically been lower than those in the immediately preceding fourth quarter. For example, total revenue, license fee revenue, service revenue and net income in the first quarter of fiscal 1998 decreased 17.7%, 30.4%, 7.3% and 71.9%, respectively, from the fourth quarter of fiscal 1997.

     Historically, the sales cycle typically ranged between 6 and 15 months. During fiscal 1998, the Company experienced a shortening of the software sales cycle and the Company's sales force closed more transactions within a time period toward the shorter end of this range. Additionally there is increasing uncertainty in the ERP market attributed to a number of factors including global economic conditions, issues surrounding the Year 2000 and strong competitive forces which could reduce the growth in the Company's license fee revenue. Due to these factors the Company is experiencing reduced visibility of future revenue and operating results. As a result, there can be no assurance that the Company's future license fee revenue and operating results will not be adversely affected by these factors or that its financial condition, results of operations and market price of the Company's common stock will not be adversely impacted. (See "Item 1: Business -- Factors Affecting the Company's Business, Operating Results and Financial Condition -- Lengthy Sales Cycle and -- Competition.")

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of total revenue (except for gross margin data):

                                                               YEAR ENDED OCTOBER 31,
                                                              ------------------------
                                                               1996     1997     1998
                                                              ------   ------   ------
Revenue:
  License fees..............................................   37.7%    38.4%    41.3%
  Services..................................................   62.3     61.6     58.7
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Costs and expenses:
  Cost of license fees......................................    5.7      5.6      4.7
  Cost of services..........................................   38.7     37.8     37.4
  Sales and marketing.......................................   27.0     27.2     28.0
  General and administrative................................   11.1     10.8      8.9
  Research and development..................................    8.4      9.3      9.6
                                                              -----    -----    -----
          Total costs and expenses..........................   90.9     90.7     88.6
Operating income............................................    9.1      9.3     11.4
Other income (expense), net.................................    (.3)     (.2)     1.3
                                                              -----    -----    -----
Income before income taxes..................................    8.8      9.1     12.7
  Provision for income taxes................................    3.3      3.4      4.7
                                                              -----    -----    -----
Net income..................................................    5.5%     5.7%     8.0%
                                                              =====    =====    =====
Gross margin on license fee revenue.........................   84.8%    85.3%    88.8%
Gross margin on service revenue.............................   37.9%    38.7%    36.2%

  Fiscal Years Ended October 31, 1997 and 1998

     Total Revenue. Total revenue increased to $934.0 million for fiscal 1998 from $647.8 million for fiscal 1997, representing an increase of 44%. The Company has achieved a greater acceptance of its software products by mid-sized organizations in key domestic and international markets. Additionally, new releases of the Company's application suites, and enhanced services, support and custom programming capabilities have further increased such acceptance. The total revenue increase in fiscal 1998 was due to growth in both software license transactions and services, with higher growth in license fees than services. The revenue mix between license fees and services was 41.3% and 58.7%, respectively, compared to 38.4% and 61.6%, respectively, for fiscal 1997. The Company is pursuing a strategy to change its revenue mix by achieving greater license fee growth compared to services. The Company increased the number of large license transactions and the number of new customers as compared to fiscal 1997, expanding its installed base of customers by 16% compared to the end of last fiscal year to approximately 5,000 at October 31, 1998. Additionally, the Company is continuing with a strategy of relying on third parties to contract directly with the Company's customers for OneWorld implementations and related services which may affect the revenue mix in future periods. However, there can be no assurance that the Company will be successful in implementing this strategy or that OneWorld will achieve substantial market acceptance.

     Geographically, the overall growth was led by strong performance in Europe, the Middle East and Africa (EMEA), with a 61% increase in total revenue during fiscal 1998 compared to last year. The geographic areas defined as United States, EMEA and the rest of the world accounted for 63%, 22% and 15% of total revenue, respectively, for fiscal 1998. Comparatively, during fiscal 1997, the United States, EMEA and the rest of the world accounted for 63%, 20% and 17% of total revenue, respectively.

     License fees. License fee revenue increased to $386.1 million for fiscal 1998 from $248.7 million for fiscal 1997, representing an increase of 55%. The growth was primarily due to increases in the volume of license transactions, the number of new customers added during the year, and the number of large license transactions. The OneWorld version of application suites expanded the Company's target market to include customers using Windows NT and UNIX platforms in addition to those using the AS/400 platform. The portion of license fee revenue generated from customers using either Windows NT or UNIX platforms increased to 16% in fiscal 1998 from 11% in fiscal 1997. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous fiscal years.

     During fiscal 1998, the Company expanded several sales channel opportunities in an effort to increase license revenue generated through indirect sales channels in future periods. In addition to other international relationships, the Company's Genesis distribution channel, which is focused on companies with annual revenue of less than $100 million, expanded to also include international partners. A new distribution channel, the Small Business Solution, was established to focus on companies with annual revenue of less than $35 million. Also, the Company began partnering with other established software development vendors in key niche markets to focus on expansion outside the traditional ERP market.

     Services. Service revenue increased to $547.9 million for fiscal 1998 from $399.1 million for fiscal 1997, representing an increase of 37%. The Company continued to experience increased demand for services in fiscal 1998 compared to last year. The increase in total service revenue was led by higher revenue from consulting, the largest component of services, although training and support revenue also increased. Consulting revenue increased primarily due to the increase in license transactions and the demand for implementations as well as the expanded capacity from both internal personnel and business partner resources. Support revenue increased primarily as a result of the Company's growing installed base of customers. Training revenue increased primarily due to the increase in license transactions, expanded capacity, additional personnel resources and an increase in prices for certain courses. As a percentage of total revenue, services revenue remained higher than license fee revenue due to the continued increases in demand and the Company's ongoing commitment to provide consulting and training services that complement its software products. In any fiscal year, total service revenue is dependent upon license transactions closed during the current and preceding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and number of customers attending training courses.

     The Company subcontracts a portion of its consulting and training services to third parties. The portion of such service revenue generated through subcontracted work accounted for 46% in fiscal 1998 compared to 43% in fiscal 1997. In addition to subcontracting out some of its service work to business partners, the Company put a strategy in place during the previous fiscal year to utilize third parties to contract directly with its customers to implement the OneWorld version of its applications suites. During fiscal 1998, new business alliances were established to achieve this objective, and several existing alliance partners provided significantly more resources to implement OneWorld; however, to date the Company has referred only a limited number of its implementations to such third parties. The transition to this referral strategy had a limited impact on the fiscal 1998 results due to direct service contracts currently in place and established relationships with existing customers. To the extent the Company is successful in establishing this strategy, consulting revenue as a percentage of total revenue is likely to gradually decrease as compared to the previous fiscal year. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

     Cost of license fees. Cost of license fees includes royalties, business partner commissions, amortization of capitalized software development costs, documentation costs and software delivery expenses. Cost of license fees increased to $43.4 million for fiscal 1998 from $36.4 million for fiscal 1997. The increase in the dollar amount of costs in fiscal 1998 compared to last fiscal year was primarily due to the volume of license transactions closed through business partners, resulting in higher commissions to the business partners. In future periods, business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful with its expanded sales channel initiatives and business alliances that would drive an increase in expense. The overall increase in costs compared to fiscal 1997 were partially offset by the Company's renegotiation of certain royalty agreements effective in fiscal 1998 which lowered royalty expense in the current year compared to last year. Amortization of capitalized software development costs was relatively consistent at $6.1 million for fiscal 1998 compared to $6.0 million for fiscal 1997. Capitalized software costs primarily relate to the OneWorld applications and will continue to be amortized through the first quarter of fiscal 2000.

     The gross margin on license fee revenue increased to 88.8% in fiscal 1998 from 85.3% in fiscal 1997. Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs, the volume of license transactions closed through business partners, internal terms, and the proportion of the Company's software products that are subject to royalty payments. The fiscal 1998 results were positively impacted by the overall increase in license fee revenue volume and lower royalty expense on complementary third-party software products licensed through the Company in fiscal 1998 compared to fiscal 1997.

     Cost of services. Cost of services includes the personnel and related overhead costs for consulting, implementation, support and training services, together with fees paid to third parties for subcontracted services. Cost of services increased to $349.7 million for fiscal 1998 from $244.6 million for fiscal 1997. The dollar amount increase was primarily due to additional personnel and subcontracted service costs to support the growth in demand for implementation and consulting services as well as an increase in customer support staff. During fiscal 1998, the Company invested additional resources for training its personnel and business partners on the OneWorld applications and related computer platforms. As a result, the gross margin on service revenue decreased to 36.2% in fiscal 1998 from 38.7% in fiscal 1997.

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

     Sales and marketing. Sales and marketing expense consists of personnel and related overhead costs, including commissions, for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $261.4 million for fiscal 1998 from $176.0 million for fiscal 1997, representing 28.0% and 27.2% of total revenue, respectively. Increased license fee revenue impacted sales and marketing expenses during fiscal 1998 by driving higher sales commission expense as compared to fiscal 1997. The increase in the total dollar amount of expense was also the result of additional personnel and increased advertising and promotion costs for the Company's expanded publicity activities. The total number of sales and marketing personnel increased 52% at October 31, 1998 compared to a year ago. Sales and marketing expenses as a percentage of total revenue increased primarily as a result of outside costs associated with the Company's marketing, promotion, and advertising placement activity in fiscal 1998 as compared to last year. The Company expects to continue recruiting additional direct sales personnel in relation to the Company's future sales goals and the Windows NT and UNIX market opportunities with the OneWorld version of its application suites. Additional personnel may also be required to support the Company's marketing and promotion efforts. As a result, future compensation and other related costs are expected to increase. Additionally, sales and marketing expenses may continue to increase as a percentage of total revenue in future periods as a result of the Company's anticipated growth and potential timing differences between the anticipated revenue growth in relation to the additional expense from the new sales personnel.

     General and administrative. General and administrative expense includes personnel and related overhead costs for the support and administration functions of the Company. General and administrative expense increased to $83.5 million for fiscal 1998 from $69.9 million for fiscal 1997, representing 8.9% and 10.8% of total revenue, respectively. The total dollar amount of expense was higher in fiscal 1998 primarily due to an increase in personnel and subcontracted services to facilitate the growth in the Company's operations. General and administrative expenses as a percentage of total revenue declined primarily as a result of the growth in revenue volume and increased efficiencies within support functions to effectively manage the overall growth in the Company's operations. The growth in support personnel was less than planned as of October 31, 1998, and general and administrative expenses are likely to increase at a rate more comparable to the overall growth of the Company in subsequent periods. As a result, future general and administrative expenses are not expected to continue to decline substantially as a percentage of total revenue in future fiscal years as compared to fiscal 1998.

     Research and development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $89.4 million for fiscal 1998 from $60.6 million for fiscal 1997. In addition, no software development costs were capitalized in fiscal 1998 while $2.2 million was capitalized in fiscal 1997. Total research and development expenditures were higher in fiscal 1998 primarily due to a 37% increase in personnel, together with increases in related facilities and equipment costs. Development resources were primarily devoted to enhancements of both the Company's World and OneWorld application suites during both fiscal 1997 and 1998. Capitalized software development costs in fiscal 1997 primarily consisted of OneWorld development costs which the Company ceased capitalizing during the first half of fiscal 1997 following the release of the version in late calendar 1996. As a percentage of total revenue, research and development expenditures, including capitalized software development costs in fiscal 1997, were relatively consistent at 9.6% in fiscal 1998 and 9.7% in fiscal 1997. The Company anticipates that research and development expense will increase in subsequent periods.

     Other income (expense). Other income (expense) includes interest income on cash, cash equivalents and investments, interest expense on the Company's financing arrangements and its bank line of credit, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $15.3 million for fiscal 1998 from $1.7 million for fiscal 1997 primarily due to interest earned on the investment of proceeds from the Company's initial public offering completed in September 1997. Foreign currency losses increased to $2.8 million for fiscal 1998 from $2.0 million for fiscal 1997 primarily due to the strengthening of the U.S. dollar against certain foreign currencies.

     During late fiscal 1998, the Company broadened its foreign exchange hedging activities to help offset the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Such hedging activities cannot completely protect the Company from the risk of foreign currency losses due to the number of currencies in which the Company conducts business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure.

     The Company uses hedging instruments to mitigate certain currency risk of foreign denominated assets and liabilities. The primary hedging instruments are forward foreign exchange contracts with maturities of generally three months or less in term, and all contracts are entered into with major financial institutions. Gains and losses on these contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

  Fiscal Years Ended October 31, 1996 and 1997

     Total Revenue. Total revenue increased to $647.8 million for fiscal 1997 from $478.0 million for fiscal 1996, representing an increase of 36%. This increase was primarily a result of greater acceptance of the Company's software products by mid-sized organizations in key domestic and international markets, together with new releases of the Company's application suites, and enhanced services, support and custom programming capabilities. International revenue as a percentage of total revenue was 37.2% of total revenue in fiscal 1997 and 34.9% in fiscal 1996.

     License fees. License fee revenue increased to $248.7 million for fiscal 1997 from $180.4 million for fiscal 1996, representing an increase of 38%. The increase was primarily due to a greater volume of license transactions and an increase in average transaction size. During fiscal 1996, all license fee revenue was generated from customers operating on the AS/400 platform. The Company began generating some of its license fee revenue from customers operating on UNIX and NT platforms during fiscal 1997; however, the substantial majority of all license fee revenue was still generated from customers operating on the AS/400 platform.

     Services. Service revenue increased to $399.1 million for fiscal 1997 from $297.7 million for fiscal 1996, representing an increase of 34%. This increase was primarily due to higher revenue from consulting, which is the largest component of services, although support and training revenue also increased. Total service revenue is dependent upon the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and average training course sizes. Service revenue as a percentage of total revenue was 61.6% for fiscal 1997 compared to 62.3% for fiscal 1996. The consistent demand for services resulted from the Company's emphasis on providing consulting and training services that complement its software products and the growth in its installed base of customers.

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

     Sales and marketing. Sales and marketing expense increased to $176.0 million for fiscal 1997 from $128.8 million for fiscal 1996, representing 27.2% and 27.0% of total revenue, respectively. The increase was primarily the result of the addition of direct sales personnel necessary to support the Company's selling efforts, especially the OneWorld version of its application suites.

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

                                                                   THREE MONTHS ENDED
                                 ---------------------------------------------------------------------------------------
                                 JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,
                                   1997       1997        1997       1997       1998       1998        1998       1998
                                 --------   ---------   --------   --------   --------   ---------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  INCOME DATA:
Revenue:
  License fees.................  $ 40,934   $ 51,129    $ 58,983   $ 97,661   $ 67,990   $ 76,424    $ 98,122   $143,545
  Services.....................    81,887     94,725     103,551    118,942    110,266    132,567     141,480    163,588
                                 --------   --------    --------   --------   --------   --------    --------   --------
        Total revenue..........   122,821    145,854     162,534    216,603    178,256    208,991     239,602    307,133
Costs and expenses:
  Cost of license fees.........     7,698      9,386       7,900     11,460     11,119      8,185      11,199     12,901
  Cost of services.............    51,493     57,813      64,306     71,028     70,588     84,559      91,283    103,259
  Sales and marketing..........    34,706     39,029      44,881     57,415     50,421     61,440      68,334     81,205
  General and administrative...    14,772     16,315      17,352     21,411     18,439     18,211      20,639     26,161
  Research and development.....    10,142     14,391      16,567     19,491     19,938     20,640      22,399     26,424
                                 --------   --------    --------   --------   --------   --------    --------   --------
        Total costs and
          expenses.............   118,811    136,934     151,006    180,805    170,505    193,035     213,854    249,950
Operating income...............     4,010      8,920      11,528     35,798      7,751     15,956      25,748     57,183
Other income (expense), net....      (313)    (1,178)        (22)       583      2,449      3,620       2,907      2,589
                                 --------   --------    --------   --------   --------   --------    --------   --------
Income before income taxes.....     3,697      7,742      11,506     36,381     10,200     19,576      28,655     59,772
  Provision for income taxes...     1,368      2,893       4,286     13,551      3,774      7,243      10,602     22,116
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net income.....................  $  2,329   $  4,849    $  7,220   $ 22,830   $  6,426   $ 12,333    $ 18,053   $ 37,656
                                 ========   ========    ========   ========   ========   ========    ========   ========
Net Income per common share
  Basic........................  $   0.03   $   0.06    $   0.09   $   0.27   $   0.07   $   0.13    $   0.18   $   0.37
                                 ========   ========    ========   ========   ========   ========    ========   ========
  Diluted......................  $   0.02   $   0.05    $   0.07   $   0.23   $   0.06   $   0.11    $   0.16   $   0.34
                                 ========   ========    ========   ========   ========   ========    ========   ========
Shares used in computing per
  share amounts:
  Basic........................    79,094     79,112      79,146     84,789     93,413     96,975     100,522    102,145
  Diluted......................    93,520     95,544      96,799    100,107    108,116    109,525     110,867    111,466
AS A PERCENTAGE OF TOTAL
  REVENUE:
Revenue:
  License fees.................      33.3%      35.1%       36.3%      45.1%      38.1%      36.6%       41.0%      46.7%
  Services.....................      66.7       64.9        63.7       54.9       61.9       63.4        59.0       53.3
                                 --------   --------    --------   --------   --------   --------    --------   --------
        Total revenue..........     100.0      100.0       100.0      100.0      100.0      100.0       100.0      100.0
Costs and expenses:
  Cost of license fees.........       6.3        6.4         4.9        5.3        6.2        3.9         4.7        4.2
  Cost of services.............      41.9       39.6        39.6       32.8       39.6       40.5        38.1       33.6
  Sales and marketing..........      28.2       26.8        27.6       26.5       28.3       29.4        28.5       26.5
  General and administrative...      12.0       11.2        10.7        9.9       10.4        8.7         8.6        8.5
  Research and development.....       8.3        9.9        10.2        9.0       11.2        9.9         9.4        8.6
                                 --------   --------    --------   --------   --------   --------    --------   --------
        Total costs and
          expenses.............      96.7       93.9        93.0       83.5       95.7       92.4        89.3       81.4
Operating income...............       3.3        6.1         7.0       16.5        4.3        7.6        10.7       18.6
Other income (expense), net....       (.3)       (.8)        (.0)        .3        1.4        1.7         1.2        0.9
                                 --------   --------    --------   --------   --------   --------    --------   --------
Income before income taxes.....       3.0        5.3         7.0       16.8        5.7        9.3        11.9       19.5
  Provision for income taxes...       1.1        2.0         2.6        6.3        2.1        3.4         4.4        7.2
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net income.....................       1.9%       3.3%        4.4%      10.5%       3.6%       5.9%        7.5%      12.3%
                                 ========   ========    ========   ========   ========   ========    ========   ========
Gross margin on license fee
  revenue......................      81.2%      81.6%       86.6%      88.3%      83.6%      89.3%       88.6%      91.0%
Gross margin on service
  revenue......................      37.1%      39.0%       37.9%      40.3%      36.0%      36.2%       35.5%      36.9%

     In the last eight quarters, expenses and operating income as a percentage of total revenue have varied primarily due to seasonality, which has resulted in disproportionately higher license fee revenue in the fourth fiscal quarter. Expenses as a percentage of revenue have decreased in the fourth quarter due to seasonally higher license fee revenue. Gross margin on license fee revenue has varied quarterly from 81.2% to 91.0% within the last eight quarters due to fluctuations in license volume and the mix of fixed and variable costs of licenses. Gross margin on service revenue has declined moderately primarily due to the investment in resources for training personnel and business partners on OneWorld applications and has decreased in the first quarters of fiscal 1997 and fiscal 1998 due to lower service revenue during the holiday season in November and December.

     Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1998, the Company's principal sources of liquidity consisted of $183.1 million of cash and cash equivalents, $351.2 million of short-term and long-term investments and a $50.0 million, unsecured, revolving line of credit which can be utilized for working capital requirements and other general corporate purposes. As of October 31, 1998, the Company had working capital of $171.4 million and no amounts were outstanding under the Company's bank line of credit. Short-term deferred revenue and customer deposits totaling $121.1 million are included in determining this amount. The short-term deferred revenue primarily represents annual support payments billed to customers that is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $292.5 million, and including short-term and long-term investments working capital would have been $643.7 million.

     The Company calculates accounts receivable days sales outstanding (DSO) by dividing its accounts receivable balance at the end of the quarter by the sum of revenue for the quarter plus the net change in unearned revenue divided by 90 days. The net change in unearned revenue is included in the calculation to better reflect sales activity timing rather than revenue recognition timing. Calculated as such, DSO was 81 days as of October 31, 1998 compared to 77 days as of the previous fiscal year end. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Quarterly Financial Results are Subject to Significant Fluctuations."

     The Company generated operating cash flow of $150.8 million for fiscal 1998 and $74.2 million and $42.4 million for fiscal 1997 and 1996, respectively. The increases in operating cash flow from year to year were due primarily to increased net income. During these periods, growth in operating assets such as accounts receivable has been funded by similar growth in operating liabilities, primarily deferred revenue and accrued liabilities. Tax deductions associated with stock option exercises during fiscal 1998 increased the deferred income tax asset and additional paid-in capital in the balance sheet as of October 31, 1998.

     The Company utilized cash for investing activities of $241.2 million, $154.6 million and $51.2 million for fiscal 1998, 1997 and 1996, respectively. The increased net levels in fiscal 1998 and 1997 were due to the investment of cash from the initial public offering. During each of these fiscal years, the Company purchased furniture, fixtures and equipment that were necessary to support its expanding operations. In fiscal 1998 and 1997, the Company's cash utilized for investing activities was offset in part by $7.7 million and $8.7 million, respectively, of proceeds from the sale of assets. In fiscal 1996, the Company invested $19.4 million to purchase land in Denver, Colorado, a portion of which is being used by the Company for a headquarters facility.

     Financing activities provided $47.8 million in cash from exercises of common stock options and the Employee Stock Purchase Plan activity. The Company issued a total of 9.9 million shares of common stock during fiscal 1998. In September 1997, the Company completed its initial public offering of 18.2 million shares of common stock, of which 12.8 million were issued by the Company, generating net proceeds of $276.5 million. Additionally, during fiscal 1997, the Company issued 941,000 shares of common stock upon the exercise of options and received $3.2 million in proceeds. The Company did not have other significant net financing activities for fiscal 1998, 1997, or 1996. The Company utilized its bank line of credit for working capital and other general corporate purposes during fiscal 1997 and 1996 but repaid all amounts borrowed within each of these periods.

     Management believes its cash and cash equivalents balance, short-term and long-term investments, amounts available under existing credit facilities and funds generated from operations will be sufficient to meet its cash needs for at least the next twelve months. Additionally, the Company may also use a portion of its short and long-term investments to acquire businesses, products or technologies that are complementary to those of the Company or to acquire treasury stock. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is a result of computer systems and other electronic equipment using processors or embedded chips which use only two digit entries in the date code field and may not be able to distinguish whether "00" means 1900 or 2000. The potential for system errors and failures involves all aspects of the Company's operations, including computer systems, voice and data networks and the infrastructure of its facilities.

     To address the company-wide internal Year 2000 readiness activities, the Company established a corporate readiness program during fiscal 1998 to coordinate efforts already underway in the information technology ("IT") and software development departments and to expand the program to include all business functions and geographic areas. The program is addressing internal operational and financial risks as well as those associated with business partners and other third-parties. Status reports on this program are presented to the Company's senior management and to the audit committee of the board of directors periodically.

     State of Readiness. The Company's business operations are significantly dependent upon the proprietary software products it licenses to customers. Management believes it has already successfully addressed the Year 2000 issues in the current versions of its proprietary software products and does not anticipate any business interruptions associated with these applications. Certain custom software applications used internally are not yet Year 2000 ready, and the Company plans to finish the programming of needed revisions, testing and implementation by its fourth quarter in fiscal 1999. An internal upgrade to product versions of third-party software that are Year 2000 ready is also expected to be completed by its fourth quarter in fiscal 1999. The Company is working with all service providers to protect its operations from the potential effects of a third-party failing to become Year 2000 ready, and the Company has been encouraging its customers to migrate to current product versions that are Year 2000 ready.

     The following six-step process is being followed to assess the Company's internal state of readiness and to direct preparations for the Year 2000:

          1) Awareness -- Make all levels of the organization aware of Year 2000 issues.

          2) Inventory -- Obtain complete detailed lists of specific issues from representatives in every area of the Company's business.

          3) Assessment -- Complete a detailed inventory review to determine and prioritize areas of exposure; identify mission critical processes and systems; initiate certification of Year 2000 compliance for vendors/suppliers/landlords; establish contingency plans.

          4) Resolution -- Decide which systems to replace, retrofit or retire; initiate conversion to systems that are Year 2000 ready.

          5) Testing -- Obtain assurance that conversions were completed properly and that the systems and processes will function correctly; implement contingency plans.

          6) Deployment -- Implement modified systems and processes back into normal production; monitor contingency plans.

     Overall, the Company had accomplished a 48% completion of its readiness process to date, excluding any issues related to the current versions of its proprietary software products which management believes to be generally Year 2000 compliant. The Company had finished the first three steps of the process and had completed 30% of the "resolution" phase in its readiness of IT systems. In relation to its state of readiness for non-IT areas and issues related to third parties with which the Company has a material relationship, the Company had completed the "awareness" and "inventory" phases and was 98% complete with the "assessment" phase. Management expects to be substantially Year 2000 ready company-wide no later than December 1999.

     Costs. The Company estimates the direct costs to remediate Year 2000 issues will total $2.4 million and does not anticipate such costs will have a material impact on its results of operations. Such costs include the budget for the Company's corporate readiness programs, IT and non-IT costs, legal expenses, and expenses associated with a field readiness task force and equipment purchases. Such costs do not include an estimate for labor, overhead or other resources that are associated with the impact of Year 2000 compliance but are not directly involved in the project. To date, the direct costs incurred to remediate Year 2000 issues were less than $500,000.

     Risks. Failure to correct mission critical Year 2000 problems could cause a serious interruption in business operations and could have a material impact on the Company's results of operations, liquidity and financial condition. The actions currently being taken are expected to significantly reduce the risks of an adverse impact. However, due to the scope of the Company's operations and the extent of Year 2000 risks, it is likely that the Company will not be able to eliminate all potential problems before they arise.

     Significant uncertainty exists in the ERP software industry concerning the potential effects associated with Year 2000 readiness. Management believes that customers and potential customers purchasing patterns may be affected in a number of ways. Many companies are expending significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Additionally, it is possible that certain of our customers are purchasing support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many potential customers may defer purchasing Year 2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company's products only as an interim solution. Although the Company currently offers software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

     The Company mailed information regarding the Year 2000 issue along with a questionnaire to its customers in March 1998 to assist them in preparations for the century change as well as to help the Company assess its customer service demands. Based upon the number of responses received and the number of customers that originally licensed recent product versions, the Company estimated that over 80% of its customer base is currently operating with a version of its software applications that is Year 2000 ready. However, the Company could be faced with an inability to meet the demand for services to upgrade its existing installed base of customers or to meet increased demand from potential customers who still need to address their Year 2000 issues.

     Factors outside the Company's control could also cause significant disruptions of business activities and affect the Company's ability to be ready for the Year 2000 such as the failure of its third-party business partners, suppliers, government entities, customers, and others to adequately prepare. Additionally, third-party software and computer technology used internally may materially impact the Company if not Year 2000 compliant. The Company's operations may be at risk and a material adverse impact to the Company's results of operations, liquidity and financial condition could result if any third-parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third-parties.

     Contingency Plans. As part of the six-step process outlined above, specific contingency plans are being developed in connection with the assessment and resolution to the mission critical risks identified. Such planning is complicated by the risk of multiple Year 2000 problems and the fact that many of the Company's risks reside with third parties who may not successfully address their own risks. However, the Company has currently established certain contingency plans for both IT and non-IT systems, and it is continuing to develop such plans regarding all its specific mission critical functions. Such plans include backup power generators for the Company's facilities, explicit manual "workaround" procedures and the identification of key contacts worldwide who will be responsible for addressing specific issues and implementing such plans.

EURO

     In January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. During the next three years, business in EMU member states will be conducted in both the existing national currency and the euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Although the Company currently offers software products that are designed to be euro currency enabled and management believes it will be able to accommodate any required euro currency changes, there can be no assurance that the software will contain all the necessary changes or meet all of the euro currency requirements. If the Company's software does not meet all the euro currency requirements of our business, operating results and financial condition would be materially adversely affected. The Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EMU countries.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company will be required to apply recently issued accounting standards in its future consolidated financial statements. Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income in financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SOP 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" provide additional guidance regarding software revenue recognition. The Company has determined that the adoption of these recently issued standards will not have a material impact on its financial condition or results of operations. SOPs 97-2 and 98-4 and SFAS Nos. 130, 131 and 132 are effective for fiscal 1999. SOP 98-9 and SFAS No. 133 will be effective for the Company's first quarter of fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

     Foreign currency exchange rates. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During fiscal 1998, 37% of the Company's total revenue was generated from its international operations, and the net assets of the Company's foreign subsidiaries totaled 2% of consolidated net assets as of October 31, 1998. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly-owned subsidiaries in Europe, Africa, Asia, Canada and Latin America. These foreign subsidiaries use the local currency or, more recently, the euro as their functional currency as sales are generated and expenses are incurred in such currencies.

     The Company enters into forward foreign exchange contracts to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Such hedging activities cannot completely protect the Company from the risk of foreign currency losses due to the number of currencies in which the Company conducts business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure.

     The Company prepared sensitivity analyses of its exposures from foreign net asset and forward foreign exchange contracts as of October 31, 1998 and its exposure from anticipated foreign revenue in fiscal 1999 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in foreign currency rates from the 1998 fiscal year end rates would not have a material adverse effect on the Company's results of operations, cash flows or financial condition for the next fiscal year.

     Interest rates. Investments, including cash equivalents, consist of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of up to thirty months. All investments are classified as held-to-maturity as defined in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and accordingly are carried at amortized cost. Additionally, the Company has lease obligations calculated as a return on the lessor's costs of funding based on LIBOR and adjusted from time to time to reflect any changes in the Company's leverage ratio. Changes in interest rates could impact the Company's anticipated interest income and lease obligations or could impact the fair market value of its investments.

     The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment and borrowing levels for fiscal 1999 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 1998 fiscal year end rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows or financial condition for the next fiscal year.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Information About Nominees and Other Directors and Directors' Compensation" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 1998, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Compensation of Executive Officers" in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Owners and Management's Ownership of J.D. Edwards' Stock" in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements.

          The following consolidated financial statements of J.D. Edwards & Company are filed as part of this report:

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................   F-1
Consolidated Balance Sheets.................................   F-2
Consolidated Statements of Income...........................   F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   F-4
Consolidated Statements of Cash Flows.......................   F-5
Notes to Consolidated Financial Statements..................   F-6

          2. Consolidated Financial Statements Schedules.

          The following financial statement schedule of the Company for each of the years ended October 31, 1998, 1997 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                               PAGE NUMBER
                                                               -----------
Schedule II -- Valuation and Qualifying Accounts............       S-1

          Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

          3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company in the fourth quarter ended October 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26 day of January 1999.

                                            J.D. EDWARDS & COMPANY

                                            By:  /s/ RICHARD G. SNOW, JR.
                                              ----------------------------------
                                                  Name: Richard G. Snow, Jr.
                                                Title: Vice President, General
                                                            Counsel
                                                        and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on January 26, 1999 on behalf of the Registrant and in the capacities indicated.

                        NAME                                               TITLE
                        ----                                               -----

              /s/ DOUGLAS S. MASSINGILL                President, Chief Executive Officer and
-----------------------------------------------------  Director (principal executive officer)
                Douglas S. Massingill

                /s/ RICHARD E. ALLEN                   Chief Financial Officer, Senior Vice
-----------------------------------------------------  President, Finance and Administration and
                  Richard E. Allen                     Director (principal financial officer)

                /s/ PAMELA L. SAXTON                   Vice President of Finance, Controller and
-----------------------------------------------------  Chief Accounting Officer (principal accounting
                  Pamela L. Saxton                     officer)

                /s/ C. EDWARD MCVANEY                  Chairman of the Board
-----------------------------------------------------
                  C. Edward McVaney

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

                /s/ MICHAEL J. MAPLES                  Director
-----------------------------------------------------
                  Michael J. Maples

                /s/ TRYGVE E. MYHREN                   Director
-----------------------------------------------------
                  Trygve E. Myhren

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of J.D. Edwards & Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. on page 38 present fairly, in all material respects, the financial position of J.D. Edwards & Company and its subsidiaries at October 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Broomfield, Colorado
November 30, 1998

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------

Current assets:
  Cash and cash equivalents.................................  $224,437   $183,115
  Short-term investments....................................    30,464     28,667
  Accounts receivable, net of allowance for doubtful
     accounts of $9,800 and $12,900 at October 31, 1997 and
     1998, respectively.....................................   174,532    265,704
  Prepaid and other current assets..........................    21,436     32,823
                                                              --------   --------
          Total current assets..............................   450,869    510,309
Long-term investments.......................................   108,096    322,527
Property and equipment, net.................................    55,705     60,689
Software development costs, net.............................    11,879      5,821
Non-current portion of deferred income taxes................    10,646     43,658
Deposits and other assets...................................     5,842      7,469
                                                              --------   --------
                                                              $643,037   $950,473
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 34,915   $ 60,366
  Unearned revenue and customer deposits....................    67,104    121,092
  Accrued liabilities.......................................   110,565    157,473
                                                              --------   --------
          Total current liabilities.........................   212,584    338,931
Unearned revenue, net of current portion, and other.........    33,592     27,546
                                                              --------   --------
          Total liabilities.................................   246,176    366,477
Commitments and contingencies (Note 7)......................        --         --
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................        --         --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 92,822,186 and 102,681,608 issued and
     outstanding as of October 31, 1997 and 1998,
     respectively...........................................        93        103
  Additional paid-in capital................................   294,278    406,886
  Retained earnings.........................................   102,856    177,324
  Cumulative translation adjustments and other, net.........      (366)      (317)
                                                              --------   --------
          Total stockholders' equity........................   396,861    583,996
                                                              --------   --------
                                                              $643,037   $950,473
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
Revenue:
  License fees..............................................  $180,366   $248,707   $386,081
  Services..................................................   297,682    399,105    547,901
                                                              --------   --------   --------
          Total revenue.....................................   478,048    647,812    933,982
Costs and expenses:
  Cost of license fees......................................    27,443     36,444     43,404
  Cost of services..........................................   184,846    244,640    349,689
  Sales and marketing.......................................   128,759    176,031    261,400
  General and administrative................................    53,052     69,850     83,450
  Research and development..................................    40,321     60,591     89,401
                                                              --------   --------   --------
          Total costs and expenses..........................   434,421    587,556    827,344
Operating income............................................    43,627     60,256    106,638
Other income (expense):
  Interest income...........................................       629      1,686     15,294
  Interest expense..........................................      (899)      (829)      (843)
  Foreign currency losses and other, net....................    (1,403)    (1,787)    (2,886)
                                                              --------   --------   --------
Income before income taxes..................................    41,954     59,326    118,203
  Provision for income taxes................................    15,628     22,098     43,735
                                                              --------   --------   --------
Net income..................................................  $ 26,326   $ 37,228   $ 74,468
                                                              ========   ========   ========
Net income per common share:
  Basic.....................................................  $   0.33   $   0.46   $   0.76
                                                              ========   ========   ========
  Diluted...................................................  $   0.30   $   0.39   $   0.68
                                                              ========   ========   ========
Shares used in computing per share amounts:
  Basic.....................................................    79,044     80,546     98,264
  Diluted...................................................    87,667     96,500    109,993

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    COMMON STOCK
                               (INCLUDING MANDATORILY                                   ADJUSTMENT FOR
                                 REDEEMABLE SHARES)     ADDITIONAL                       MANDATORILY
                               ----------------------    PAID-IN     RETAINED             REDEEMABLE
                                  SHARES      AMOUNT     CAPITAL     EARNINGS   OTHER       SHARES
                               ------------   -------   ----------   --------   -----   --------------
Balance, October 31, 1995....   79,038,820     $ 79      $  3,593    $ 39,302   $ (29)     $(19,973)
Purchase of common stock.....      (25,200)      --          (152)         --      --           152
Increase in share redemption
  value of mandatorily
  redeemable ESOP shares.....           --       --            --          --      --       (23,903)
Increase in founders' stock
  purchase obligation........           --       --            --          --      --        (3,300)
Stock option exercises.......       79,450       --           228          --      --            --
Net income...................           --       --            --      26,326      --            --
Change in cumulative
  translation adjustment and
  other, net.................           --       --            --          --     579            --
                               -----------     ----      --------    --------   -----      --------
Balance, October 31, 1996....   79,093,070       79         3,669      65,628     550       (47,024)
Purchase of common stock.....       (1,403)      --           (15)         --      --            --
Issuance of shares in public
  offering, net..............   12,790,004       13       276,452          --      --            --
Lapse of mandatorily
  redeemable provision on
  ESOP shares................           --       --            --          --      --        47,024
Tax benefit from stock
  compensation...............           --       --        10,137          --      --            --
Stock option exercises.......      940,515        1         3,230          --      --            --
Net income...................           --       --            --      37,228      --            --
Change in cumulative
  translation adjustment and
  other, net.................           --       --           805          --    (916)           --
                               -----------     ----      --------    --------   -----      --------
Balance, October 31, 1997....   92,822,186       93       294,278     102,856    (366)            0
Stock options exercises and
  issuances under employee
  stock purchase plan........    9,853,606       10        53,096          --      --            --
Tax benefit from stock
  compensation...............           --       --        58,262          --      --            --
Other stock issuances, net of
  shares acquired............        5,816       --         1,250          --      --            --
Net income...................           --       --            --      74,468      --            --
Change in cumulative
  translation adjustment and
  other, net.................           --       --            --          --      49            --
                               -----------     ----      --------    --------   -----      --------
Balance, October 31, 1998....  102,681,608     $103      $406,886    $177,324   $(317)     $      0
                               ===========     ====      ========    ========   =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                             --------------------------------
                                                               1996       1997        1998
                                                             --------   ---------   ---------
Operating activities:
Net income.................................................  $ 26,326   $  37,228   $  74,468
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation.............................................    13,166      15,649      22,701
  Amortization of software development costs...............     2,568       6,022       6,058
  Benefit from deferred income taxes.......................    (1,854)     (6,554)     (1,933)
  Other....................................................     2,216       1,692       3,433
Changes in operating assets and liabilities:
  Accounts receivable, net.................................   (35,164)    (59,398)    (93,096)
  Prepaid and other current assets.........................    (2,876)     (2,790)    (11,744)
  Accounts payable.........................................    12,138       2,830      25,361
  Unearned revenue and customer deposits...................    13,655      29,669      48,471
  Accrued liabilities......................................    12,185      49,882      77,119
                                                             --------   ---------   ---------
          Net cash provided by operating activities........    42,360      74,230     150,838
Investing activities:
  Purchase of investments..................................        --    (138,560)   (286,116)
  Proceeds from maturities of investments..................        --          --      73,481
  Purchase of property and equipment.......................   (41,135)    (22,436)    (36,270)
  Proceeds from sale of assets.............................        --       8,661       7,728
  Capitalized software development costs...................    (7,320)     (2,244)         --
  Other....................................................    (2,695)         --          --
                                                             --------   ---------   ---------
          Net cash used for investing activities...........   (51,150)   (154,579)   (241,177)
Financing activities:
  Proceeds from issuance of common stock, net..............        --     279,696      47,824
  Proceeds from bank line of credit........................    85,100      81,950          --
  Repayment of bank line of credit.........................   (85,100)    (81,950)         --
  Purchase of common stock and other, net..................       (69)        (15)         --
                                                             --------   ---------   ---------
          Net cash provided by (used for) financing
            activities.....................................       (69)    279,681      47,824
Effect of exchange rate changes on cash....................      (484)       (449)      1,193
                                                             --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents.......    (9,343)    198,883     (41,322)
Cash and cash equivalents at beginning of period...........    34,897      25,554     224,437
                                                             --------   ---------   ---------
Cash and cash equivalents at end of period.................  $ 25,554   $ 224,437   $ 183,115
                                                             ========   =========   =========
Supplemental disclosure of other cash and non-cash
  investing and financing transactions
  Interest paid............................................  $    899   $     829   $     843
  Income taxes paid........................................     8,061      17,168      12,447
  ESOP contribution funded with common stock...............        --          --       6,050

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     J.D. Edwards develops, markets and supports highly functional Enterprise Resource Planning ("ERP") software for managing the supply chain. The Company provides the core software products to run an entire business. These software solutions operate on multiple computing platforms and are designed to deliver the solutions that organizations need to maintain control of their businesses as circumstances, technologies and market environments change. The Company provides implementation, training and support services designed to enable customers to rapidly achieve the benefits of the Company's ERP solutions. The Company has developed and marketed ERP solutions for over 20 years, principally for operation on AS/400 and other IBM mid-range systems and, more recently, on leading Windows NT and UNIX servers using Windows- and Internet browser-enabled desktop clients. The Company operates primarily in the United States, Canada, Europe, Asia, Latin America and Africa.

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

  Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides related services, including consulting, implementation, support and training. Revenue is recognized in accordance with Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Consulting, implementation and training services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant contractual obligations relating to this license have been satisfied. Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting, implementation and training services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded

                             J.D. EDWARDS & COMPANY
as unearned revenue and is recognized ratably over the support service period, and includes a portion of the related license fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial reporting issues related to SOP 97-2 in January 1999. The Company will apply the provisions of SOP 97-2 on a prospective basis for new software transactions entered into beginning in the first quarter of fiscal 1999. Management believes that the adoption of this guidance will not have a material impact on its financial condition or results of operations and will not have a significant impact on its current licensing or revenue recognition practices. However, comprehensive interpretations and commonly accepted business practices for these statements have not yet been established. Unexpected modifications to the Company's current revenue recognition practices resulting from such clarifications of the new standards could cause its future license fee revenue, results of operations and net income to be materially adversely impacted.

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

     Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) are expensed as incurred. The cost of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

  Foreign Currency Translation

     The functional currency of each subsidiary is the local currency. Translation of balance sheet amounts to U.S. dollars is based on exchange rates as of each balance sheet date. Income statement and cash flow statement amounts are translated at the average exchange rates for the period. Cumulative currency translation adjustments, net of related deferred taxes, are presented as a separate component of stockholders' equity. Transaction gains and losses and unrealized gains and losses on short-term intercompany receivables and payables are included in income as incurred. Accumulated foreign currency translation losses were $23,000 and $360,000, at October 31, 1997 and 1998, respectively.

  Accounting for Derivative Instruments and Hedging Activities

     During late fiscal 1998, the Company broadened its foreign exchange hedging activities. The Company uses hedging instruments to mitigate certain foreign currency risk of foreign denominated assets and liabilities. The primary hedging instruments are forward foreign exchange contracts with maturities of generally three months or less in term, and all contracts are entered into with major financial institutions. Gains and losses on

                             J.D. EDWARDS & COMPANY
these contracts are netted with foreign currency gains and losses and recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

     At October 31, 1998, the Company had approximately $71.9 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities held in foreign currency. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Included in other income and expense are net foreign exchange transaction losses and expenses of $1.7 million, $2.0 million and $2.8 million in fiscal 1996, 1997, and 1998, respectively.

     SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998 and will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for the Company in the first quarter of fiscal 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

  Cash and Cash Equivalents, Short-term Investments and Long-term Investments

     All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Investments consist of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of up to thirty months. All investments are classified as held-to-maturity as defined in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and accordingly are carried at amortized cost.

     At October 31, 1997 and 1998, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows (in thousands):

                                                                                 GROSS        GROSS
                                                     AMORTIZED    AGGREGATE    UNREALIZED   UNREALIZED
                                                     COST BASIS   FAIR VALUE     GAINS        LOSSES
                                                     ----------   ----------   ----------   ----------
FISCAL 1997:
Debt securities issued by states of the U.S. and
  political subdivisions of the states.............   $260,272     $260,255      $   49        $66
Corporate debt securities..........................     65,588       65,577           1         12
Other debt securities..............................      9,500        9,500           0          0
                                                      --------     --------      ------        ---
          Total cash investments...................   $335,360     $335,332      $   50        $78
                                                      ========     ========      ======        ===
FISCAL 1998:
Debt securities issued by the U.S. Treasury and
  other U.S. government corporations and
  agencies.........................................   $ 14,178     $ 14,178      $    0        $ 0
Debt securities issued by states of the U.S. and
  political subdivisions of the states.............    382,751      384,800       2,078         29
Corporate debt securities..........................     61,825       61,819          34         40
Other debt securities..............................     17,000       17,000           0          0
                                                      --------     --------      ------        ---
          Total cash investments...................   $475,754     $477,797      $2,112        $69
                                                      ========     ========      ======        ===

                             J.D. EDWARDS & COMPANY

     In connection with certain lease transactions discussed in Note 7, management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At October 31, 1998, long-term marketable securities totaling $66.6 million were designated as collateral for these leases.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Management believes the risk with respect to trade receivables is mitigated to some extent by the fact that the Company's customer base is widespread geographically and is highly diversified. No single customer accounted for ten percent or more of revenue for fiscal 1996, 1997 or 1998 or of accounts receivable at October 31, 1997 or 1998.

  Property and Equipment

     Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are as follows:

Furniture and fixtures......................................   5-7 years
Computer equipment..........................................     2 years

  Stock-based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB No. 25 and, accordingly, has included the pro forma disclosures required under SFAS No. 123 in Note 5.

  Income Taxes

     Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets may be reduced by a valuation allowance if current evidence indicates that it is likely that these benefits will not be realized.

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation.

  Earnings Per Common Share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," beginning in the first quarter of fiscal 1998. Prior period earnings per common share ("EPS") were restated to conform with the new statement. This pronouncement established new standards for computing

                             J.D. EDWARDS & COMPANY
and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously required primary and fully-diluted EPS. The basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for each period have been adjusted to include all common shares issuable under stock options using the treasury stock method. All shares owned by the J.D. Edwards & Company Employee Stock Ownership Plan ("ESOP") were included in the weighted average common shares outstanding. Anti-dilutive stock options that were excluded from the denominator of diluted EPS were immaterial.

     The computation of basic and diluted net income per share was as follows (in thousands, except per share amounts):

                                                            YEAR ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------   -------   -------
Numerator:
  Net income............................................  $26,326   $37,228   $74,468
                                                          =======   =======   =======
Denominator:
  Basic income per share -- weighted average shares
     outstanding........................................   79,044    80,546    98,264
  Dilutive effect of common stock equivalents...........    8,623    15,954    11,729
                                                          -------   -------   -------
  Diluted net income per share -- adjusted weighted
     average shares outstanding, assuming conversion of
     common stock equivalents...........................   87,667    96,500   109,993
                                                          =======   =======   =======
Basic net income per common share.......................  $  0.33   $  0.46   $  0.76
Diluted net income per common share.....................  $  0.30   $  0.39   $  0.68

  Other Recently Issued Accounting Pronouncements

     The Company will be required to apply recently issued standards in its future consolidated financial statements. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income in financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans.

                             J.D. EDWARDS & COMPANY

(2) BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows (in thousands):

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
PROPERTY AND EQUIPMENT:
  Furniture and fixtures....................................  $ 44,220   $ 66,094
  Computer equipment........................................    38,778     49,359
  Land......................................................    16,559      8,990
                                                              --------   --------
                                                                99,557    124,443
  Less: accumulated depreciation............................   (43,852)   (63,754)
                                                              --------   --------
                                                              $ 55,705   $ 60,689
                                                              ========   ========
SOFTWARE DEVELOPMENT COSTS:
  Software development costs................................  $ 26,636   $ 26,636
  Less: accumulated amortization............................   (14,757)   (20,815)
                                                              --------   --------
                                                              $ 11,879   $  5,821
                                                              ========   ========
ACCRUED LIABILITIES:
  Accrued compensation and related expenses.................  $ 68,803   $ 97,377
  Income taxes payable......................................    15,261     19,780
  Other accrued expenses....................................    26,501     40,316
                                                              --------   --------
                                                              $110,565   $157,473
                                                              ========   ========

(3) BANK LINE OF CREDIT

     The Company has a $50 million, unsecured, revolving line of credit (the "Revolver") with a syndication of banks. The Revolver expires on July 31, 1999. Borrowings under the Revolver are for working capital requirements and other general corporate purposes and bear tiered interest rates as determined by the Company's defined leverage ratio. The maximum rate of interest is the bank's prime rate plus .50% or LIBOR plus 1.75% at the option of the Company. The credit agreement associated with the Revolver requires that the Company remain in compliance with certain affirmative and negative covenants and representations and warranties. The financial covenants include liquidity, leverage, and coverage ratios, capital expenditure limitations and profitability requirements. Non-financial covenants include, but are not limited to, certain restrictions on additional indebtedness, contingent liabilities, mergers and acquisitions and investments. At October 31, 1997 and 1998, the Company was in full compliance with all covenants under the credit agreement, and there were no borrowings outstanding.

(4) STOCKHOLDERS' EQUITY

  Founders' Stock

     The founders of the Company currently own or control a majority of the Company's issued and outstanding common stock. Under the terms of a shareholder agreement (the "Original Shareholder Agreement"), the Company had certain redemption obligations prior to the completion of the Company's IPO. The Original Shareholder Agreement provided for the Company's repurchase of a limited amount of the founders' stock in the event of their deaths. In accordance with the requirements of the SEC, the share redemption obligations under the Original Shareholder Agreement were reflected in the balance sheets prior to the IPO as mandatorily redeemable shares with the offsetting adjustment included as a reduction of stockholders' equity. In August 1997, the founders of the Company entered into an agreement which replaced

                             J.D. EDWARDS & COMPANY
the Original Shareholder Agreement effective upon the completion of the IPO (the "New Shareholder Agreement"). The New Shareholder Agreement has no provisions which obligate the Company to purchase any shares of the founders' stock, and, accordingly, the mandatorily redeemable amounts were reclassified to stockholders' equity.

     During the year ended October 31, 1996, the Company was notified of a contractual arrangement whereby two founders would sell 3.5 million shares of stock to certain identified third parties. Under the terms of the Original Shareholder Agreement, such stock was required to be offered to the Company at the pending sales price prior to the sale to the third parties. The Company assigned its right-to-purchase these shares to the ESOP, which purchased the 3.5 million shares of common stock from the founders for $10.4 million.

  Other Stock Transactions

     In September 1998, the Company purchased substantially all of the assets of a privately-held company, which included 2.7 million shares of the Company's common stock and cash, through the issuance of a slightly greater number of shares of the Company's common stock. The treasury shares acquired through this purchase were immediately retired, and the Company received a total of $1.25 million in cash for a net issuance of 5,816 shares of common stock.

(5) EMPLOYEE RETIREMENT SAVINGS PLAN AND STOCK-BASED BENEFIT PLANS

  Employee Retirement Savings Plan

     The Company established the J.D. Edwards & Company Retirement Savings Plan (the "401(k) Plan") subject to the provisions of ERISA in 1988 and made certain amendments during fiscal 1998. The 401(k) Plan is an Internal Revenue Code
Section 401(k) plan, commonly known as a salary reduction retirement plan. Employees are eligible to participate in the 401(k) Plan on the first day of the calendar quarter following one complete calendar month of service effective in calendar 1999. The 401(k) Plan allows for both matching and discretionary contributions. Generally, the Company matches 50% of an employee's eligible contributions to the 401(k) Plan, up to a maximum match of 3% of eligible compensation for each calendar year. The Company's matching contributions are fully vested when made for all participants. Employees must complete 1,000 hours of service and be employed by the Company on the last day of the calendar year to receive the matching contribution. Discretionary contributions to the 401(k) Plan are subject to a five-year vesting schedule based on number of years of service with the Company. No discretionary contributions have been made to the 401(k) Plan. The Company recognized expense for matching contributions of $200,000, $2.1 million and $5.4 million for fiscal 1996, 1997 and 1998, respectively. In August 1998, the Company merged the U.S. employee portion of its ESOP into the 401(k) Plan.

  ESOP and Mandatorily Redeemable ESOP Shares

     The Company established the ESOP effective January 1, 1989, subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made discretionary contributions of cash and/or shares of common stock of the Company to the ESOP trust fund maintained in the form of individual participant accounts that vest over a seven-year period. Allocations to these accounts were made on the basis of each participant's proportionate share of total compensation paid by the Company to all ESOP participants during each calendar year. At the discretion of the Company, unvested shares forfeited by a terminated participant could be used to offset future Company contributions to the ESOP or be reallocated to the remaining participants of the ESOP. With certain limitations, Company employees in the United States who were at least 21 years old and had completed one year of service were eligible ESOP participants.

     Upon termination of employment, the ESOP provided that a terminating employee would receive his or her vested shares. Prior to the Company's IPO, a terminating employee could elect to receive a distribution of

                             J.D. EDWARDS & COMPANY

Company common stock for shares vested or require the Company to purchase such vested shares. In the event the Company was required to purchase such shares from a terminating employee, the Company would purchase the vested shares at the fair value determined by independent appraiser annually. In accordance with the requirements of the SEC, the redemption value of shares held by the ESOP was reflected in the balance sheets prior to completion of the IPO as mandatorily redeemable shares with the offsetting adjustments included as a reduction of stockholders' equity. Upon completion of the IPO, the Company's obligation to purchase the ESOP shares terminated, and the amount related to the mandatorily redeemable shares was reclassified to stockholders' equity.

     Compensation cost was measured as the estimated fair value of shares contributed to or committed to be contributed to the ESOP plus the cash contributed to or committed to be contributed to the ESOP. For the years ended October 31, 1996, 1997 and 1998, the Company recognized as compensation cost $5.9 million, $5.3 million, and $7.3 million, respectively. The ESOP owned 8,558,270 and 7,888,494 shares of common stock at October 31, 1997 and 1998, respectively. All shares owned by the ESOP had been allocated to participants. In August 1998, a total of 8,108,373 shares owned by the ESOP were transferred to individual frozen accounts in the 401(k) Plan for all U.S. participants. Remaining shares in the Plan for non-U.S. participants may be maintained in the account up to the end of calendar year 2000.

  Equity Incentive Plans

     In August 1997, the Company established an Equity Incentive Plan (the "1997 Plan"). A total of 10,000,000 shares of common stock are reserved for issuance under the 1997 Plan, of which 5,430,410 were available for grant as of October 31, 1998. The number of shares of common stock reserved for issuance is increased on each anniversary date of the adoption of the 1997 Plan by a number of shares equal to the number of shares needed to restore the maximum aggregate number of shares to 10,000,000 or a lesser amount determined by the Company's Board of Directors. The 1997 Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options and stock purchase rights to employees, directors and consultants.

     In November 1992, the Company established an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the "1992 Option Plans"). A total of 35,000,000 shares of common stock are authorized for issuance under the 1992 Option Plans, of which 12,783,350 and 12,982,200 shares were available for grant as of October 31, 1997 and 1998, respectively. The Company does not anticipate granting additional options under the 1992 Option Plans. Options granted vest over a period of time ranging from four to five years with a term of not more than ten years.

  Employee Stock Purchase Plans

     In August 1997, the Company established employee stock purchase plans (the "Employee Stock Purchase Plans") which took effect upon completion of the IPO. A total of 2,000,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plans. An annual increase will be made to the Employee Stock Purchase Plans on each anniversary date of the plans in an amount equal to the number of shares of common stock required to restore the maximum number of shares reserved for issuance to 2,000,000, or a lesser amount determined by the Company's Board of Directors. The Employee Stock Purchase Plans permit eligible employees to purchase common stock totaling up to 10% of an employee's compensation through payroll deductions. The Employee Stock Purchase Plan for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Code. The price of common stock to be purchased will be 85% of the lower of the fair market value of the common stock on the first or last day of each purchase period. During the year ended October 31, 1998, a total of 864,000 shares were issued under the Employee Stock Purchase Plans, generating total proceeds to the Company of $16,995,000. At October 31, 1998, a total of $6.8 million

                             J.D. EDWARDS & COMPANY
had been withheld from employees' payroll for the purchase offering periods ending on December 31, 1998. Subsequent six-month purchase offering periods will commence on January 1, 1999 and June 1, 1999.

  Stock-based Compensation

     The Company records compensation expense related to its stock plans using the intrinsic value based method and includes a pro forma disclosure in the footnotes for compensation value measured using the fair value accounting treatment. Generally, stock options are granted with an exercise price equal to the fair value at the date of grant. For the fair value disclosure below, compensation value is estimated for each option grant under the 1992 and 1997 Option Plans on the date of grant using a Black-Scholes option pricing model. The following assumptions were used for grants in fiscal 1996, 1997 and 1998: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 5.1% to 5.8% in fiscal 1996, 5.8% to 6.1% in fiscal 1997, and 4.7% to 5.7% in fiscal 1998; expected dividend yield of 0% for all periods; volatility factor of zero in fiscal 1996 and the period in fiscal 1997 prior to the Company's IPO, 46% for the period in fiscal 1997 following the IPO, and 50% in fiscal 1998; and expected lives of approximately one year beyond vest dates for all periods. Each share issued through the Employee Stock Purchase Plans during fiscal 1998 was valued with a minimum value pricing model using the following assumptions: risk-free rates ranging from 5.1% to 5.4%, expected dividend yield of 0% and lives ranging from 3.2 to 9.2 months, corresponding with the appropriate purchase period.

     Based on calculations using a Black-Scholes option pricing model, the weighted-average grant date fair value of options was $1.12, $2.67 and $16.24 in fiscal 1996, 1997 and 1998, respectively. The weighted-average grant date fair value of shares issued through the Employee Stock Purchase Plans in fiscal 1998 was $3.52. The pro forma impact on the Company's net income and net income per share had compensation cost been recorded as determined under the fair value method is shown below (in thousands, except per share data).

                                                            YEAR ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------   -------   -------
Net income:
  As reported...........................................  $26,326   $37,228   $74,468
  Pro forma.............................................   25,328    35,058    58,183
Basic net income per share:
  As reported...........................................     0.33      0.46      0.76
  Pro forma.............................................     0.32      0.44      0.59
Diluted net income per share:
  As reported...........................................     0.30      0.39      0.68
  Pro forma.............................................     0.29      0.36      0.53

                             J.D. EDWARDS & COMPANY

     The status of total stock options outstanding and exercisable under the 1992 and 1997 Option Plans as of October 31, 1998 follows:

             STOCK OPTIONS OUTSTANDING                 STOCK OPTIONS EXERCISABLE
----------------------------------------------------   --------------------------
                               WEIGHTED
                               AVERAGE      WEIGHTED                   WEIGHTED
   RANGE OF                   REMAINING     AVERAGE                     AVERAGE
   EXERCISE     NUMBER OF    CONTRACTUAL    EXERCISE    NUMBER OF      EXERCISE
    PRICES        SHARES     LIFE (YEARS)    PRICE        SHARES         PRICE
   --------     ----------   ------------   --------   ------------   -----------
$ 2.66 -  3.44   6,122,431       5.6         $ 2.97     3,211,191       $ 2.89
     6.24        3,987,660       7.3           6.24     1,003,560         6.24
    10.71        2,106,235       8.1          10.71       247,035        10.71
 23.00 - 34.13     209,607       7.4          31.99        16,400        30.32
 34.75 - 46.25   4,366,983       7.4          38.81            --           --
                ----------                              ---------
$ 2.66 - 46.25  16,792,916       6.8         $14.40     4,478,186       $ 4.17
                ==========                              =========

     Activity of the 1992 and 1997 Option Plans is summarized in the following table:

                                                              WEIGHTED                       WEIGHTED
                                              NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                                SHARES     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                              ----------   --------------   -----------   --------------
Options outstanding, October 31, 1995.......  15,140,370       $ 2.89        3,046,750        $2.70
  Options granted...........................   5,572,560         6.18
  Less: options exercised...................     (79,450)        2.87
  Less: options forfeited...................    (698,600)        4.01
                                              ----------
Options outstanding, October 31, 1996.......  19,934,880         3.77        5,895,960         2.79
  Options granted...........................   2,506,500        11.40
  Less: options exercised...................    (940,515)        3.44
  Less: options forfeited...................    (249,340)        6.15
                                              ----------
Options outstanding, October 31, 1997.......  21,251,525         4.66        8,964,695         3.15
  Options granted...........................   4,648,590        38.57
  Less: options exercised...................  (8,769,329)        3.37
  Less: options forfeited...................    (337,870)       19.11
                                              ----------
Options outstanding, October 31, 1998.......  16,792,916        14.40        4,478,186         4.17
                                              ==========

(6) INCOME TAXES

     Income before income taxes consists of the following (in thousands):

                                                            YEAR ENDED OCTOBER 31,
                                                         ----------------------------
                                                          1996      1997       1998
                                                         -------   -------   --------
Domestic...............................................  $24,770   $34,667   $ 89,624
Foreign................................................   17,184    24,659     28,579
                                                         -------   -------   --------
                                                         $41,954   $59,326   $118,203
                                                         =======   =======   ========

                             J.D. EDWARDS & COMPANY

     Components of the provision for income taxes are as follows (in thousands):

                                                            YEAR ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------   -------   -------
Current provision:
  U.S. Federal..........................................  $ 8,737   $ 9,342   $24,146
  State.................................................    1,259     1,798     4,417
  Foreign...............................................    7,486    17,512    17,105
                                                          -------   -------   -------
                                                           17,482    28,652    45,668
                                                          -------   -------   -------
Deferred provision (benefit):
  U.S. Federal..........................................   (4,951)   (6,292)     (324)
  State.................................................       --      (715)      (36)
  Foreign...............................................    3,097       453    (1,573)
                                                          -------   -------   -------
                                                           (1,854)   (6,554)   (1,933)
                                                          -------   -------   -------
          Total provision for income taxes..............  $15,628   $22,098   $43,735
                                                          =======   =======   =======

     The provisions for income taxes are different from the amounts computed by applying the federal statutory rate to income before income taxes. The amounts are reconciled as follows (in thousands):

                                                            YEAR ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------   -------   -------
Statutory rate..........................................  $14,684   $20,764   $41,371
Foreign income taxed at higher rates....................    3,018     3,915     7,119
Non-deductible expenses/non-taxable income..............    1,676       563    (1,067)
State income taxes, net of federal benefit..............      818     1,431     2,847
Income tax credits......................................   (3,844)   (5,796)   (5,590)
Other...................................................     (724)    1,221      (945)
                                                          -------   -------   -------
Provision for income taxes..............................  $15,628   $22,098   $43,735
                                                          =======   =======   =======

                             J.D. EDWARDS & COMPANY

     Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Deferred tax assets:
  Revenue deferred for book purposes........................  $  9,403   $ 10,219
  Foreign tax credit carryforwards..........................    14,290     15,818
  Allowance for doubtful accounts...........................     3,638      3,388
  Vacation and other accruals...............................     2,587      4,499
  Fixed assets..............................................     1,440      4,560
  Unrealized currency losses................................       536        278
  Foreign income currently subject to U.S. tax..............     2,815        515
  Research and development credit carryforward..............     2,636      6,591
  Net operating loss carryforward...........................     3,400     28,241
  Other.....................................................       809      1,254
                                                              --------   --------
          Total deferred tax assets.........................    41,554     75,363
                                                              --------   --------
Deferred tax liabilities:
  Capitalized software development costs....................    (4,425)    (2,168)
  Revenue deferred for tax..................................    (7,258)    (8,610)
  Other.....................................................      (877)        --
                                                              --------   --------
          Total deferred tax liabilities....................   (12,560)   (10,778)
                                                              --------   --------
Less -- valuation allowance for foreign tax credits.........    (9,651)    (9,651)
                                                              --------   --------
Net deferred tax asset......................................  $ 19,343   $ 54,934
                                                              ========   ========
Current portion of deferred taxes...........................  $  8,697   $ 11,276
Non-current portion of deferred taxes.......................    10,646     43,658
                                                              --------   --------
Net deferred tax asset......................................  $ 19,343   $ 54,934
                                                              ========   ========

     The Company has available approximately $15.8 million of foreign tax credit carryforwards of which $4.6 million will expire in 2001, $6.3 million will expire in 2002 and $4.9 million will expire in 2003. The Company has a net operating loss carryforward of approximately $75.5 million of which $6.2 million will expire in 2012 and $69.3 will expire in 2013. Additionally, a research and development credit carryforward of approximately $6.6 million is available, of which $2.4 million will expire in 2012 and $4.2 million will expire in 2013.

     At October 31, 1997 and 1998, unremitted earnings of foreign subsidiaries totaled $10.3 million and $17.7 million, respectively, and were deemed to be permanently invested. The unrecognized deferred tax liability for such earnings is immaterial.

     The Company has provided a valuation allowance of $9.7 million relating to foreign tax credits due to the fact that the Company could not utilize such credits in the current year and there is uncertainty that the credits will be utilized prior to expiration in 2002 and 2003. The valuation allowance may be adjusted in future periods to the extent evidence becomes available that these foreign tax credits will be utilized before they expire.

                             J.D. EDWARDS & COMPANY

(7) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases equipment and office space under various operating leases. Rent expense on these leases for fiscal 1996, 1997 and 1998 was $21.6 million, $27.9 million, and $42.8 million respectively.

     Minimum future non-cancelable commitments under these leases as of October 31, 1998, are as follows (in thousands):

FISCAL YEAR                                                    AMOUNT
-----------                                                   --------
1999........................................................  $ 42,787
2000........................................................    28,758
2001........................................................    18,862
2002........................................................    14,963
2003........................................................    12,786
Thereafter..................................................    40,035
                                                              --------
                                                              $158,191
                                                              ========

     The Company leases its corporate headquarters office buildings, of which two are currently being constructed on land owned by the Company. The Company is acting as construction agent for the lessor. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $94.5 million in purchase and construction costs through a combination of equity and debt. In the event any of the buildings are sold, the Company will guarantee a residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. In connection with the lease transactions, the Company is collateralizing up to 97% of the financing with investments as discussed in Note 1.

  Legal Matters

     The Company is involved in certain disputes and legal actions as a result of its normal operations. In management's opinion, none of these disputes and legal actions are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(8) GEOGRAPHICAL INFORMATION

     The following is an analysis of the Company's operations by geographical region (in thousands):

                                                                             ASIA, LATIN
                                                                 EUROPE,       AMERICA
                                                               MIDDLE EAST       AND
                                                    DOMESTIC   AND AFRICA      CANADA       TOTAL
                                                    --------   -----------   -----------   --------
YEAR ENDED OCTOBER 31, 1996
  Total revenue...................................  $311,238    $ 99,021      $ 67,789     $478,048
  Operating income................................    22,307      14,123         7,197       43,627
  Total assets....................................   199,489      23,354        20,943      243,786
YEAR ENDED OCTOBER 31, 1997
  Total revenue...................................   406,521     128,878       112,413      647,812
  Operating income................................    41,171      11,196         7,889       60,256
  Total assets....................................   584,713      26,376        31,948      643,037
YEAR ENDED OCTOBER 31, 1998
  Total revenue...................................   591,887     206,922       135,173      933,982
  Operating income................................    86,380      14,584         5,674      106,638
  Total assets....................................   870,249      42,643        37,581      950,473

                             J.D. EDWARDS & COMPANY

     Total revenue for each geographic region represents revenue from unaffiliated customers only. Operating income includes intercompany royalty and cost allocation arrangements that were in effect for each year. Total revenue shown above for the Company's foreign regions includes software that was shipped from the United States. The total amount of these export sales was $36.9 million, $50.9 million and $84.1 million for Europe, Middle East, and Africa and, $27.2 million, $59.4 million and $61.9 million for Asia, Latin America, and Canada for fiscal 1996, 1997 and 1998, respectively.

(9) SUBSEQUENT EVENTS

  Commitments

     In November 1998, the Company entered into a six-year agreement to lease an office building to be constructed on a portion of land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and the bank collectively committed to finance up to $34.0 million in construction costs through a combination of equity and debt financing. The Company is acting as agent for the lessor to design and undertake construction of the building and land improvements. The Company's lease obligation will be calculated as a return on the lessor's costs of funding and will be based on a spread over LIBOR, adjusted from time to time to reflect any changes in the Company's leverage ratio. At any time during the lease term, in the event the building is sold, the Company will guarantee a residual value of the building up to approximately 85% of the building's original cost.

     In connection with the above lease transaction, management intends to collateralize up to 97% of the financing with investments. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement.

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's quarterly financial information for fiscal 1997 and 1998 is as follows (in thousands, except per share data):

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
YEAR ENDED OCTOBER 31, 1997:
Total revenue......................................  $122,821   $145,854   $162,534   $216,603
  Less: costs and expenses.........................   118,811    136,934    151,006    180,805
                                                     --------   --------   --------   --------
Operating income...................................     4,010      8,920     11,528     35,798
                                                     --------   --------   --------   --------
Income before income taxes.........................     3,697      7,742     11,506     36,381
Net income.........................................     2,329      4,849      7,220     22,830
Net income per common share:
  Basic............................................  $   0.03   $   0.06   $   0.09   $   0.27
  Diluted..........................................  $   0.02   $   0.05   $   0.07   $   0.23
YEAR ENDED OCTOBER 31, 1998:
Total revenue......................................  $178,256   $208,991   $239,602   $307,133
  Less: costs and expenses.........................   170,505    193,035    213,854    249,950
                                                     --------   --------   --------   --------
Operating income...................................     7,751     15,956     25,748     57,183
                                                     --------   --------   --------   --------
Income before income taxes.........................    10,200     19,576     28,655     59,772
Net income.........................................     6,426     12,333     18,053     37,656
Net income per common share:
  Basic............................................  $   0.07   $   0.13   $   0.18   $   0.37
  Diluted..........................................  $   0.06   $   0.11   $   0.16   $   0.34

                                                                     SCHEDULE II

                             J.D. EDWARDS & COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT    ADDITIONS                                BALANCE AT
                                     BEGINNING OF   CHARGED TO                TRANSLATION        END
          CLASSIFICATION                PERIOD      OPERATIONS   WRITE-OFFS   ADJUSTMENTS     OF PERIOD
          --------------             ------------   ----------   ----------   -----------   -------------
Allowance For Doubtful Accounts
Fiscal Year Ended:
  October 31, 1996.................     $5,700        $1,387      $(1,496)       $   9         $5,600
  October 31, 1997.................      5,600         8,434       (4,078)        (156)         9,800
  October 31, 1998.................      9,800         7,211       (4,527)         416         12,900

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
         3.1(i)          -- Amended and Restated Certificate of Incorporation of
                            Registrant, which is incorporated herein by reference to
                            Exhibit 3.1(i) to the Registrant's Statement on Form S-1,
                            Registration No. 333-30701, as amended ("Registrant's
                            Form S-1").
         3.1(ii)         -- Bylaws of Registrant which, is incorporated herein by
                            reference to Exhibit 3.1(ii) to the Registrant's Form
                            S-1.
         4.1             -- Specimen stock certificate of Registrant's Common Stock, which is incorporated herein by reference to Exhibit 4.1
                            to the Registrant's Form S-1.
        10.1             -- Original Software Vendor Marketing and License Agreement
                            between Seagull Business Software and J.D. Edwards &
                            Company dated August 19, 1994, which is incorporated
                            herein by reference to Exhibit 10.1 to the Registrant's
                            Form S-1.
        10.2             -- Amended and Restated Credit Agreement by and Between
                            Wells Fargo Bank (Colorado), N.A., as Lender and as Agent
                            Bank, Harris Trust and Savings Bank, as Lender, Key Bank
                            of Colorado, as Lender, and J.D. Edwards & Company, as a
                            Borrower, J.D. Edwards World Solutions Company, as a
                            Borrower, J.D. Edwards World Source Company, as a
                            Borrower dated as of July 25, 1997, which is incorporated
                            herein by reference to Exhibit 10.2 to the Registrant's
                            Form S-1.
        10.3             -- Form of Indemnification Agreement entered into between
                            the Registrant and each of its officers and directors,
                            which is incorporated herein by reference to Exhibit
                            10.13 to the Registrant's Form S-1.
        10.4             -- J.D. Edwards & Company Retirement Savings Plan, Amended
                            and Restated as of January 1, 1997
        10.5             -- J.D. Edwards & Company 1992 Incentive Stock Option Plan,
                            which is incorporated herein by reference to Exhibit
                            10.16 to the Registrant's Form S-1.
        10.6             -- J.D. Edwards & Company 1992 Nonqualified Stock Option
                            Plan, which is incorporated herein by reference to
                            Exhibit 10.17 to the Registrant's Form S-1.
        10.7             -- Restricted Stock Grant Plan for employees of J.D. Edwards
                            & Company, which is incorporated herein by reference to
                            Exhibit 10.18 to the Registrant's Form S-1.
        10.8             -- Stock Plan for Employees of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 10.19 to
                            the Registrant's Form S-1.
        10.9             -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan,
                            which is incorporated herein by reference to Exhibit
                            10.20 to the Registrant's Form S-1.
        10.10            -- J.D. Edwards & Company 1997 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.21 to
                            the Registrant's Form S-1.
        10.11            -- Amended and Restated Stockholders Agreement between C.
                            Edward McVaney, Jack L. Thompson, Robert C. Newman and
                            the Registrant dated as of August 20, 1997, which is
                            incorporated herein by reference to Exhibit 10.22 to the
                            Registrant's Form S-1.
        10.12            -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan
                            for Non-U.S. Employees, which is incorporated herein by
                            reference to Exhibit 10.23 to the Registrant's Form S-1.
        21.1             -- Subsidiaries of Registrant
        23.1             -- Consent of PricewaterhouseCoopers LLP
        27.1             -- Financial Data Schedule for fiscal year ended October 31,
                            1998
        27.2             -- Financial Data Schedule for fiscal year ended October 31,
                            1997
        27.3             -- Financial Data Schedule for fiscal year ended October 31,
                            1996