Form 10-Q
period 1999-01-31
EDWARDS J D & CO
filed 1999-03-12
CIK 798757

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                   TO                   .

                       COMMISSION FILE NUMBER: 000-23091

                             J.D. EDWARDS & COMPANY
             (exact name of registrant as specified in its charter)

                  DELAWARE                                       84-0728700
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification Number)
               or organization)
       ONE TECHNOLOGY WAY, DENVER, CO                               80237
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (303) 334-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 8, 1999, there were 105,440,879 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         NO.
                                                                         ----
PART I     FINANCIAL INFORMATION
  Item 1.  Financial Statements........................................    3
           Consolidated Balance Sheets as of October 31, 1998 and
           January 31, 1999............................................    3
           Consolidated Statements of Income for the Three Months Ended
           January 31, 1998 and 1999...................................    4
           Consolidated Statements of Cash Flows for the Three Months
           Ended January 31, 1998 and 1999.............................    5
           Notes to Consolidated Financial Statements..................    6
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    8
PART II    OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   24
  Item 2.  Changes in Securities and Use of Proceeds...................   24
  Item 3.  Defaults upon Senior Securities.............................   24
  Item 4.  Submission of Matters to a Vote of Security Holders.........   24
  Item 5.  Other Information...........................................   24
  Item 6.  Exhibits and Reports on Form 8-K............................   24
SIGNATURES

J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product and service names used are trademarks or registered trademarks of their respective owners.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 31,   JANUARY 31,
                                                                 1998          1999
                                                              -----------   -----------
Current assets:
  Cash and cash equivalents.................................   $183,115      $178,750
  Short-term investments....................................     28,667        37,224
  Accounts receivable, net of allowance for doubtful
     accounts of $12,900 at October 31, 1998 and $11,400 at
     January 31, 1999, respectively.........................    265,704       275,208
  Prepaid and other current assets..........................     32,823        35,491
                                                               --------      --------
          Total current assets..............................    510,309       526,673
Long-term investments.......................................    322,527       321,815
Property and equipment, net.................................     60,689        64,420
Software development costs, net.............................      5,821         4,558
Non-current portion of deferred income taxes................     43,658        48,080
Deposits and other assets...................................      7,469         5,721
                                                               --------      --------
                                                               $950,473      $971,267
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 60,366      $ 43,167
  Unearned revenue and customer deposits....................    121,092       161,178
  Accrued liabilities.......................................    157,473       140,581
                                                               --------      --------
          Total current liabilities.........................    338,931       344,926
Unearned revenue, net of current portion, and other.........     27,546        21,541
                                                               --------      --------
          Total liabilities.................................    366,477       366,467
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................         --            --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 102,681,608 and 103,957,614 issued and
     outstanding as of October 31, 1998 and January 31,
     1999, respectively.....................................        103           104
  Additional paid-in capital................................    406,886       424,044
  Deferred compensation.....................................       (677)         (647)
  Retained earnings.........................................    177,324       181,592
  Accumulated other comprehensive income: foreign currency
     translation adjustments................................        360          (293)
                                                               --------      --------
          Total stockholders' equity........................    583,996       604,800
                                                               --------      --------
                                                               $950,473      $971,267
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

                             J.D. EDWARDS & COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Revenue:
  License fees..............................................  $ 67,990    $ 69,599
  Services..................................................   110,266     153,338
                                                              --------    --------
          Total revenue.....................................   178,256     222,937
Costs and expenses:
  Cost of license fees......................................    11,119       5,291
  Cost of services..........................................    70,588      99,462
  Sales and marketing.......................................    50,421      69,413
  General and administrative................................    18,439      24,389
  Research and development..................................    19,938      22,715
                                                              --------    --------
          Total costs and expenses..........................   170,505     221,270

Operating income............................................     7,751       1,667
Other income (expense):
  Interest income...........................................     3,659       5,344
  Interest expense..........................................      (545)       (203)
  Foreign currency losses and other, net....................      (665)        (34)
                                                              --------    --------
Income before income taxes..................................    10,200       6,774
  Provision for income taxes................................     3,774       2,506
                                                              --------    --------
Net income..................................................  $  6,426    $  4,268
                                                              ========    ========
Net income per common share:
  Basic.....................................................  $   0.07    $   0.04
                                                              ========    ========
  Diluted...................................................  $   0.06    $   0.04
                                                              ========    ========
Shares used in computing per share amounts:
  Basic.....................................................    93,413     103,111
  Diluted...................................................   108,116     111,549

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Operating activities:
Net income..................................................  $  6,426    $  4,268
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     8,360       5,732
  Amortization of software development costs................     1,636       1,263
  Provision for deferred income taxes.......................    (3,798)       (345)
  Other.....................................................     1,121         736
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (39,031)    (12,910)
  Prepaid and other assets..................................    (6,506)     (2,216)
  Accounts payable..........................................    (4,459)    (16,159)
  Unearned revenue and customer deposits....................    54,048      34,625
  Accrued liabilities.......................................    (9,274)    (14,727)
                                                              --------    --------
          Net cash provided by operating activities.........     8,523         267
Investing activities:
  Purchase of investments...................................   (48,856)    (45,610)
  Proceeds from maturities of investments...................        --      37,765
  Purchase of property and equipment........................    (8,630)    (10,406)
  Proceeds from sale of assets and other, net...............     4,808          76
                                                              --------    --------
          Net cash used for investing activities............   (52,678)    (18,175)
Financing activities:
  Proceeds from issuance of common stock....................    11,089      13,792
                                                              --------    --------
          Net cash provided by financing activities.........    11,089      13,792
Effect of exchange rate changes on cash.....................      (839)       (249)
                                                              --------    --------
Net decrease in cash and cash equivalents...................   (33,905)     (4,365)
Cash and cash equivalents at beginning of period............   224,437     183,115
                                                              --------    --------
Cash and cash equivalents at end of period..................  $190,532    $178,750
                                                              ========    ========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Interest paid.............................................  $    545    $    203
  Income taxes paid.........................................     1,585       5,638

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     INTERIM FINANCIAL STATEMENTS. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the three-month period ended January 31, 1999 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER COMMON SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for each period have been adjusted to include all common shares issuable under stock options using the treasury stock method. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding. Anti-dilutive stock options that were excluded from the denominator of diluted EPS were immaterial.

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Numerator:
  Net income................................................  $  6,426   $  4,268
                                                              ========   ========
Denominator:
  Basic income per share -- weighted average shares
     outstanding............................................    93,413    103,111
  Dilutive effect of common stock equivalents...............    14,703      8,438
                                                              --------   --------
  Diluted net income per share -- adjusted weighted average
     shares outstanding, assuming conversion of common stock
     equivalents............................................   108,116    111,549
                                                              ========   ========
Basic net income per share..................................  $   0.07   $   0.04
Diluted net income per share................................  $   0.06   $   0.04

(3) COMMITMENTS AND CONTINGENCIES

     The Company leases two corporate headquarters office buildings and has entered into agreements to lease two additional buildings currently being constructed on land owned by the Company once construction is completed. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $127.7 million in purchase and construction costs through a combination of equity and debt.

                             J.D. EDWARDS & COMPANY

The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At January 31, 1999, investments totaling $83.9 million were designated as collateral for these leases.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses hedging instruments to mitigate foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. Gains and losses on these contracts are included with foreign currency gains and losses on the transactions being hedged and are recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

     At January 31, 1999, the Company had approximately $53.0 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income and expense are net foreign exchange transaction losses of $746,000 and $4,000 for the first quarters of fiscal 1998 and 1999, respectively.

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998 and will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for the Company in the first quarter of fiscal 2000. The Company currently anticipates that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

(5) COMPREHENSIVE INCOME

     The Company implemented SFAS No. 130 "Reporting Comprehensive Income," in the first quarter of fiscal 1999. This standard requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings. Accordingly, the Company's comprehensive income, comprised of net income and foreign currency translation adjustments, was $5.5 million and $3.9 million for the first quarters of fiscal 1998 and 1999, respectively.

(6) SUBSEQUENT EVENT

     In February 1999, the Company completed an acquisition of The Premisys Corporation, a privately-held Illinois corporation in the business of providing visual configuration software and consulting services. Technology acquired from The Premisys Corporation will be integrated with OneWorld(TM), the Company's multi-platform applications. The purchase price was paid with a combination of J.D. Edwards' common stock and cash. The acquisition is being accounted for as a purchase and, accordingly, the purchase price will be allocated to the acquired assets and liabilities at their fair values as of the consummation date of the merger. Such assets include amounts allocated to capitalized software and other intangibles which will be amortized on a straight-line basis over three- to four-year periods. Additionally, a portion of the purchase price will be allocated to in-process research and development, and the Company will incur a one-time charge to earnings of approximately $2.0 to $2.5 million for the write-off of this unproven technology. Future consideration that may be paid in fiscal 2001 based upon certain future events will be recorded as compensation expense through the second quarter of fiscal 2001. The acquisition is not material to the Company and, accordingly, pro forma financial statements have not been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT J.D. EDWARDS' INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY J.D. EDWARDS' MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 UNDER "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 11 THROUGH 20. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORT ON FORM 8-K.

RESULTS OF OPERATIONS

     The Company's fiscal 1999 first quarter operating income was $1.7 million compared to $7.8 million for the first quarter last fiscal year. Net income for the quarter was $4.3 million compared to $6.4 million last year, and first quarter diluted EPS decreased to $0.04 compared to $0.06 for the same period last year. The results for the first quarter of fiscal 1999 were impacted by external market and competitive factors as well as the slower than expected realization of benefits from internal operational changes. Compared to the same period last year, operating expenses increased 30% in the first quarter of fiscal 1999 which exceeded total revenue growth of 25%.

     Factors that affected the Company's performance for the first quarter of 1999 included a slowing of software purchases resulting from market focus on Year 2000 preparations, the continued downturn in global economic conditions and intensified competitive pressures. Additionally, the Company realigned its sales force along vertical industries and invested in hiring and training sales account executives, marketing consultants and vertical marketing support personnel during the first quarter of fiscal 1999. While operational changes affected the Company's productivity, these were investments for the long-term from which the Company believes it will benefit in the future.

     The Company is actively addressing its future operating plans given the uncertainty in the enterprise resource planning ("ERP") market. The sales force hiring and training programs were completed by the end of the first quarter, and the Company is currently focused on controlling expenses by closely reviewing headcount additions and adding only personnel in critical positions. Controls over discretionary expenses have also been tightened throughout the Company.

     Due to the deterioration of global economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions, the Company is closely monitoring its investments in certain international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall growth strategies. Consistent with its historical results, the Company expects that during fiscal 1999 it will continue to recognize a relatively small percentage of its revenue from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company being impacted by the global economic conditions and increased market focus on Year 2000 compliance, risks associated with these international investments may not be mitigated by the broad geographic diversity of its operations. As a result, the Company's investment in certain international areas could have a material negative impact on its financial condition and results of operations should such conditions continue or worsen.

     The Company has also reassessed its financial expectations and operating plans for the remainder of fiscal 1999. The uncertainty in the ERP market has resulted in reduced visibility to software transactions and has made forward looking projections even more challenging. There can be no assurance of the level of revenue growth that will be achieved or that the Company's financial condition, results of operations and market price of the Company's common stock will not continue to be adversely impacted by unfavorable factors.

     The Company has experienced, and expects to continue to experience, a high degree of seasonality, with a disproportionately greater amount of its revenue and an even greater proportion of net income for any fiscal year being recognized in its fourth fiscal quarter. For example, in the fourth quarter of 1998, the Company recognized 32.9% of total revenue, 37.2% of license fee revenue, 29.9% of services revenue and 50.6% of net income. Because the Company's operating expenses are relatively fixed in the near term, the Company's operating margins have historically been significantly higher in its fourth fiscal quarter than in its other quarters. The Company believes that such seasonality is primarily the result of both the efforts of the Company's direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near software vendors' fiscal year ends. The Company's first quarter revenue has historically slowed during the holiday season in November and December, and its total revenue, license fee revenue, services revenue and net income in its first fiscal quarter have historically been lower than those in the immediately preceding fourth quarter. For example, total revenue, license fee revenue, services revenue and net income in the first quarter of fiscal 1998 decreased 17.7%, 30.4%, 7.3% and 71.9%, respectively, from the fourth quarter of fiscal 1997. Comparatively, total revenue, license fee revenue, services revenue and net income in the first quarter of fiscal 1999 decreased 27.4%, 51.5%, 6.3% and 88.7%, respectively, from the fourth quarter of fiscal 1998. However, there can be no assurance that the fourth quarter of fiscal 1999 will have the same degree of seasonality in revenue and net income as in prior years due to the current adverse market conditions and increased market focus on the Year 2000 issues.

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of total revenue (except for gross margin data):

                                                              THREE MONTHS
                                                                  ENDED
                                                               JANUARY 31,
                                                              -------------
                                                              1998    1999
                                                              -----   -----
Revenue:
  License fees..............................................   38.1%   31.2%
  Services..................................................   61.9    68.8
                                                              -----   -----
          Total revenue.....................................  100.0   100.0
Costs and expenses:
  Cost of license fees......................................    6.2     2.4
  Cost of services..........................................   39.6    44.6
  Sales and marketing.......................................   28.3    31.2
  General and administrative................................   10.4    10.9
  Research and development..................................   11.2    10.2
                                                              -----   -----
          Total costs and expenses..........................   95.7    99.3
Operating income............................................    4.3     0.7
Other income (expense), net.................................    1.4     2.3
                                                              -----   -----
Income before income taxes..................................    5.7     3.0
  Provision for income taxes................................    2.1     1.1
                                                              -----   -----
Net income..................................................    3.6%    1.9%
                                                              =====   =====
Gross margin on license fee revenue.........................   83.6%   92.4%
Gross margin on services revenue............................   36.0%   35.1%

     TOTAL REVENUE. Total revenue grew by 25% to $222.9 million for the quarter ended January 31, 1999 from $178.3 million for the quarter ended January 31, 1998. The increase in total revenue for fiscal 1999 was primarily from growth in services revenue, largely due to the license transactions closed during prior fiscal quarters. The revenue mix between license fees and services was 31.2% and 68.8%, respectively, for the first quarter of fiscal 1999 compared to 38.1% and 61.9%, respectively, for the same quarter last year. The significant change in revenue mix was primarily due to the minimal license fee growth and an increase in services revenue in the first quarter of fiscal 1999. There can be no assurance that the Company's revenue will not continue to be adversely affected by the downturn in global economic conditions and the increased market focus on Year 2000 compliance.

     Geographically, the overall revenue growth was led by sales performance in Europe, the Middle East and Africa (EMEA), with a 51% increase in total revenue for the first quarter of fiscal 1999 compared to the same period last year. The geographic areas defined as United States, EMEA and the rest of the world accounted for 61%, 24% and 15% of total revenue, respectively, for the three-month period ended January 31, 1999. Comparatively, for the three-month period of 1998, the United States, EMEA and the rest of the world accounted for 66%, 20% and 14% of total revenue, respectively.

     LICENSE FEES. License fee revenue grew by 2% to $69.6 million for the quarter ended January 31, 1999 from $68.0 million for the quarter ended January 31, 1998. The license fee growth was minimal primarily as the result of a decline in the number of transactions over $1.0 million and a decline in the average transaction size. While the total volume of license transactions increased, the number of users licensed for non-AS/400(R) platforms decreased primarily due to an increased portion of licenses for the Windows NT(R)platform, which typically involve fewer users than licenses for the UNIX platform. Additionally, the number of users licensed for the AS/400 platform declined and the percentage of revenue from existing customers also declined. As previously discussed, during the quarter ended January 31, 1999 the Company experienced increasing uncertainty in its business due to external market and competitive factors, as well as a slower than anticipated realization of benefits from internal operational changes. During this period, the Company invested in its capacity to achieve future license revenue growth by expanding its direct sales force by 58% at the end of the first quarter of fiscal 1999 compared to a year ago. New hires to the sales force are generally not expected to begin generating incremental license revenue for six to nine months. Additionally, the Company realigned the sales force along vertical industries and increased resources in vertical marketing and support. There can be no assurance that the Company's license fee growth, results of operations and financial condition will not continue to be adversely affected in future periods as a result of the continued downturn in global economic conditions, intensified competitive pressures and an increasing focus in the market on Year 2000 readiness or that the Company's operational investments for the long-term will be successful.

     The Company expanded its number of customers by 15% compared to the end of the first quarter last year to approximately 5,050 at January 31, 1999, and customers have increasingly accepted the OneWorld(TM) applications available for Windows NT and UNIX(R) platforms in addition to the AS/400 platform. In the first quarter of fiscal 1999, 27% of license activity was from customers using the Windows NT or UNIX platforms compared to 10% in the first quarter of the previous year. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year.

     SERVICES. Services revenue grew by 39% to $153.3 million for the quarter ended January 31, 1999 from $110.3 million for the quarter ended January 31, 1998. The Company continued to experience increased demand for services in the first quarter of fiscal 1999 compared to the same period last year. The increase was primarily due to higher revenue from consulting, which is the largest component of services, although training and support revenue increased as well. The increase in consulting revenue for the first quarter of fiscal 1999 compared to the same period in fiscal 1998 was primarily the result of license fee growth in prior quarters. Support revenue increased primarily as a result of the Company's growing installed base of customers compared to the previous year. Training revenue increased primarily due to the increase in license transactions from previous quarters and an increase in prices for training courses effective in the first quarter of fiscal 1999, as well as additional personnel resources available to teach the training courses.

     As a percentage of total revenue, services revenue increased in the first quarter of fiscal 1999 compared to the same period in the prior year and services revenue as a percentage of total revenue remained higher than license fee revenue. This was due to minimal license fee growth coupled with continued demand for services and the Company's ongoing emphasis on providing consulting and training services that complement its software products. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers referred to alliance partners for consulting and training services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers attending training courses.

     Historically, the Company has been the primary service provider for its customers, either directly or through subcontracted services from its business partners. Subcontracted consulting and training services revenue from business partners increased 62% in the 1999 first quarter over the 1998 first quarter and direct services increased 16% in the 1999 quarter over the 1998 quarter. The services revenue generated through subcontracted work for the 1999 quarter accounted for 49% compared to 43% for the first quarter of fiscal 1998. In addition to subcontracting out a substantial portion of its service work to business partners, the Company is continuing to pursue a strategy of relying on third-party alliance partners to contract directly with the Company's customers under a referral arrangement for OneWorld implementations and related services. During fiscal 1998 new alliances were established to achieve this objective, and several existing alliance partners began providing significantly more resources to complete extensive training programs and to begin implementing OneWorld. However, the migration to this model is taking longer than originally anticipated. The transition to this referral strategy had a limited impact on financial results through the first quarter of fiscal 1999 due to direct service contracts currently in place, the limited number of experienced alliance partner resources and established relationships with existing customers. While the number of transactions involving the alliance partners who contracted directly with the Company's customers increased during the first quarter of 1999 compared to the same period last year, the number of implementations referred to alliance partners to date under this arrangement remains relatively limited. To the extent the Company is successful in establishing this strategy, consulting revenue as a percentage of total revenue is likely to gradually decrease as compared to the previous fiscal year. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

     REVENUE RECOGNITION. The Company licenses software under non-cancelable license agreements and provides related services, including consulting, implementation, support and training. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 in January 1999. The Company applied the provisions of SOP 97-2 on a prospective basis for new software transactions entered into from the beginning of the first quarter of fiscal 1999. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations and did not have a significant impact on its current licensing or revenue recognition practices. However, comprehensive interpretations and commonly accepted business practices for these statements have not yet been established. There can be no assurance that additional guidance and commonly accepted business practices pertaining to the new standards will not result in unexpected modifications to the Company's current revenue recognition practices which could materially adversely impact the Company's future license fee revenue, results of operations and net income.

     Revenue is currently recognized in accordance with SOP 97-2, "Software Revenue Recognition." Consulting, implementation and training services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting, implementation and training services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

     COST OF LICENSE FEES. Cost of license fees includes business partner commissions, royalties, amortization of capitalized software development costs, documentation and software delivery expenses. The total dollar amount incurred for the cost of license fees decreased 52% to $5.3 million for the quarter ended January 31, 1999 from $11.1 million for the quarter ended January 31, 1998. The decrease in costs for the three months ended January 31, 1999 compared to the same period last year was primarily due to lower royalty expenses. In future quarters, royalties may increase depending upon the portion of the Company's software products that are subject to such payments. Additionally, business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful with certain expanded sales channel initiatives and business alliances that would increase expenses and could reduce margins. Amortization of capitalized software development costs decreased 22% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 as certain software development costs were fully amortized during fiscal 1998. The capitalized OneWorld costs will continue to be amortized through the first quarter of fiscal 2000. The Company anticipates that it will capitalize software development costs of approximately $2.0 to $3.0 million during the second quarter of fiscal 1999 in connection with its acquisition of The Premisys Corporation which it will begin to amortize over a three-year period beginning in the second quarter of fiscal 1999. Software delivery expenses are also expected to increase beginning the second quarter of fiscal 1999 due to the opening of a software reproduction and distribution facility located in Dublin, Ireland. Therefore, the total cost of license fees is expected to increase over the remainder of fiscal 1999.

     Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs, and the portion of the Company's software products that are subject to royalty payments and the amounts negotiated for such royalties. The first quarter of fiscal 1999 was positively impacted primarily by the decrease in royalty expense. The gross margin on license fee revenue increased to 92.4% for the first quarter of 1999 from 83.6% for the first quarter of last year. However, due to the expected increase in the amortization of capitalized software development costs and software delivery expenses, as well as possible increases in certain other costs, it is likely that the gross margin on license fee revenue will decline over the remainder of fiscal 1999.

     COST OF SERVICES. Cost of services includes the personnel and related overhead costs for services, including support, training, consulting and implementation, as well as fees paid to third parties for subcontracted services. Cost of services increased 41% to $99.5 million for the quarter ended January 31, 1999 from $70.6 million for the quarter ended January 31, 1998. The increase was primarily due to subcontracted business partner service costs and additional personnel to support the growth in demand for implementation and consulting services as well as an increase in customer support staff. During the quarter ended January 31, 1999, a larger portion of services revenue was generated through subcontracted work, which increased the related costs in the first quarter of fiscal 1999 compared to the same period last year. As a result, the gross margin on services revenue decreased to 35.1% for the quarter ended January 31, 1999 from 36.0% for the quarter ended January 31, 1998.

     Generally, the gross margin on support revenue is higher than on consulting and training revenue, and any change in the mix in types of services will affect the gross margin on total services revenue. In particular, the extent to which the Company is successful in implementing its strategy of relying on third parties to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on services revenue. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

     SALES AND MARKETING. Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $69.4 million for the quarter ended January 31, 1999 from $50.4 million for the quarter ended January 31, 1998, representing 31.2% and 28.3% of total revenue, respectively. The increase in expense was primarily the result of additional personnel and increased advertising and promotion costs for the Company's expanded publicity activities. The total number of sales and marketing personnel increased 57% as of January 31, 1999 compared to a year ago. The Company continued to recruit additional personnel in direct sales and supporting positions during the first quarter in order to meet the Company's future sales goals, to support the new vertical industry sales force alignment and to address the Windows NT and UNIX market growth opportunities from the OneWorld version of its application suites.

     GENERAL AND ADMINISTRATIVE. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense increased to $24.4 million for the quarter ended January 31, 1999 from $18.4 million for the quarter ended January 31, 1998, representing 10.9% and 10.4% of total revenue, respectively. The total dollar amount of expense was higher in the quarter ended January 31, 1999 compared to the same period last year primarily due to an increase in personnel to facilitate expansion of the Company's operations. General and administrative expenses as a percentage of total revenue increased primarily due to the lower than expected license fee growth, offset in part by increased efficiencies within support functions to effectively manage the overall growth in the Company's operations.

     RESEARCH AND DEVELOPMENT. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $22.7 million for the quarter ended January 31, 1999 from $19.9 million for the quarter ended January 31, 1998, representing 10.2% and 11.2% of total revenue, respectively. The total dollar amount of research and development expenses was higher in the quarter ended January 31, 1999 compared to the same period last year primarily due to a substantial increase in personnel together with increases in related facilities and computer systems costs necessary to meet product development objectives. However, these costs increased at a rate less than the overall growth in revenue during the first quarter, resulting in lower costs when represented as a percentage of total revenue.

     Development resources were primarily devoted to enhancements of both the Company's World and OneWorld application suites during the first quarters of both fiscal 1998 and 1999. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and, as a result, there were no software development costs capitalized either during fiscal 1998 or the first quarter of fiscal 1999. The Company anticipates that future research and development expenses will increase in subsequent periods as enhancements are made in e-commerce and new modules such as sales force automation and advanced planning and scheduling are developed. Technology acquired in the Company's purchase of The Premisys Corporation will be integrated with OneWorld, furthering enhancements to the Company's SCORE(X) (Supply Chain Optimization and Real-Time Extended Execution) solution. In connection with the purchase of The Premisys Corporation, the Company anticipates a one-time charge of $2.0 to $2.5 million during the second quarter of fiscal 1999 for the portion of the purchase price allocated to in-process research and development.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest income earned on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $5.3 million for the quarter ended January 31, 1999 from $3.7 million, for the quarter ended January 31, 1998, primarily due to interest earned on the Company's short-and long-term investments which had increased year over year. Due to effective hedging activities during the current year, foreign currency losses were minimal during the quarter ended January 31, 1999 compared to a net loss of $746,000 for the quarter ended January 31, 1998. The losses were primarily due to the strengthening of the U.S. dollar against many other currencies during the first quarter of both fiscal years.

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

     The Company uses hedging instruments to mitigate foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. Gains and losses on these contracts are included with foreign currency gains and losses on the transactions being hedged and are recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1999, the Company's principal sources of liquidity consisted of $178.8 million of cash and cash equivalents, $359.0 million of short-term and long-term investments and an unsecured, revolving line of credit. No amounts were outstanding under the line of credit during the three-month periods ended January 31, 1999 or 1998. The Company had working capital of $181.7 million at January 31, 1999 and a current ratio of 1.5 to one. Included in determining such amounts are short-term unearned revenue and customer deposits of $161.2 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $342.9 million.

     The Company's accounts receivable days sales outstanding ("DSO") was 111 at January 31, 1999 compared to 107 at January 31, 1998. The Company also calculates DSO by dividing its accounts receivable balance at the end of the quarter by the sum of revenue for the quarter plus the net change in unearned revenue divided by 90 days. The net change in unearned revenue is included in the calculation to better reflect sales activity timing rather than revenue recognition timing. Calculated as such, DSO was 96 days as of the quarter ended January 31, 1999 compared to 82 days as of the quarter ended January 31, 1998. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Quarterly Financial Results are Subject to Significant Fluctuation."

     The Company generated operating cash flow of $267,000 during the three-month period ended January 31, 1999 compared to $8.5 million during the three-month period ended January 31, 1998. The decrease in operating cash flow was due to the decreased net income and a decrease in deferred revenue, which was somewhat offset by a decline in accounts receivable. Tax deductions associated with stock option exercises during the first three months of fiscal 1999 increased the deferred income tax asset and additional paid-in capital on the balance sheet as of January 31, 1999.

     Financing activities provided $13.8 million in cash from exercises of common stock options and the Employee Stock Purchase Plan. The Company issued a total of 1.3 million shares of common stock during the first three months of fiscal 1999. The Company did not have other significant net financing activities for the first three months of fiscal 1999 or during the same period last year.

     The Company used $18.2 million in cash for investing activities for the three-month period ended January 31, 1999 compared to $52.7 million for the three-month period ended January 31, 1998. The decrease from the prior year was primarily due to the investment of the remaining IPO proceeds during the first quarter of 1998 which had not been completed by the end of fiscal 1997. During the first three months of both fiscal years, the Company purchased furniture, fixtures and equipment necessary to support its expanding operations. The Company's cash utilized for investing activities was offset in part by $4.8 million of proceeds from the sale of assets in the first three months of fiscal 1998.

     The Company leases two corporate headquarters office buildings and has entered into agreements to lease two additional buildings currently being constructed on land owned by the Company once construction is completed. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $127.7 million in purchase and construction costs through a combination of equity and debt. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At January 31, 1999, investments totaling $83.9 million were designated as collateral for these leases.

     Management believes its cash and cash equivalents balance, short-term and long-term investments, funds generated from operations and amounts available under existing credit facilities will be sufficient to meet its cash needs for at least the next twelve months. The Company may use a portion of its short-term and long-term investments to acquire businesses, products or technologies that are complementary to those of the Company or to acquire treasury stock. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is a result of computer systems and other electronic equipment using software processors or embedded chips which use only two digit entries in the date code field and may not be able to distinguish whether "00" means 1900 or 2000. The potential for system errors and failures involves all aspects of the Company's internal operations, including computer systems, voice and data networks and the infrastructure of its facilities.

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

     Certain custom software applications used internally are not yet Year 2000 ready, and the Company plans to finish the programming of needed revisions, testing and implementation by the fourth quarter of fiscal 1999. An internal upgrade to product versions of third-party software that are Year 2000 ready is also expected to be completed by its fourth quarter in fiscal 1999. Additionally, the Company is working with all service providers to protect its operations from the potential effects of a third-party failing to become Year 2000 ready.

     The following six-step process is being followed to assess the Company's internal state of readiness and to direct preparations for the Year 2000:

          1) Awareness -- Make all levels of the organization aware of Year 2000 issues.

          2) Inventory -- Obtain detailed lists of specific issues from representatives in every area of the Company's business.

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

          5) Testing -- Obtain assurance that conversions were completed properly and that the systems and processes will function correctly; finalize contingency plans.

          6) Deployment -- Implement modified systems and processes back into normal production; implement contingency plans where appropriate.

     Overall, the Company estimates it has completed 58% of its readiness process to date, excluding any issues related to the current versions of its proprietary software products which management believes to be generally Year 2000 compliant. The Company has completed 100% of the "awareness," "inventory" and "assessment" phases, 98% of the "resolution" phase and 12% of the "testing" phase in its readiness of IT systems. In relation to its state of readiness for non-IT areas and issues related to third parties with which the Company has a material relationship, the Company has completed 100% of the first three phases and 75% of the "resolution" phase. Management expects to be substantially Year 2000 ready company-wide no later than December 1999.

     COSTS. The Company estimates the direct costs to remediate Year 2000 issues will total $2.7 million and does not anticipate such costs will have a material impact on its results of operations. Such costs include the budget for the Company's corporate readiness programs, IT and non-IT costs, including legal expenses, and expenses associated with a field readiness task force and equipment purchases. Such costs do not include an estimate for labor, overhead or other resources that are associated with the impact of Year 2000 compliance but are not directly involved in the project. To date, the direct costs incurred to remediate Year 2000 issues were less than $1.0 million.

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

     Factors outside the Company's control could cause significant disruptions of business activities and affect the Company's ability to be ready for the Year 2000 such as the failure of its third-party business partners, suppliers, government entities, customers, and others to adequately prepare. Additionally, third-party software and computer technology used internally may materially impact the Company if not Year 2000 compliant. The Company's operations may be at risk and a material adverse impact to the Company's results of operations, liquidity and financial condition could result if any third-parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third-parties.

     CONTINGENCY PLANS. As part of the six-step process previously outlined, specific contingency plans are being developed in connection with the assessment and resolution to the mission critical risks identified. Such planning is complicated by the risk of multiple Year 2000 problems and the fact that many of the Company's risks reside with third parties who may not successfully address their own risks. However, the Company has currently established certain contingency plans for both IT and non-IT systems, and it is continuing to develop such plans regarding all its specific mission critical functions. Such plans include backup power generators for the Company's facilities, explicit manual "workaround" procedures and the identification of key contacts worldwide who will be responsible for addressing specific issues and implementing such plans.

EURO

     In January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all participating EMU countries are expected to be operating with the euro as their single currency. During the next three years, business in participating EMU member states will be conducted in both the existing national currency and the euro. As a result, companies operating in or conducting business in these EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Although the Company currently offers software products that are designed to be euro currency enabled and management believes it will be able to accommodate any required euro currency changes, there can be no assurance that the software will contain all the necessary changes or meet all of the euro currency requirements. If the Company's software does not meet all the euro currency requirements of our business, its operating results and financial condition would be materially adversely affected. The Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EMU countries.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company will be required to apply recently issued accounting standards in its future consolidated financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," provides additional guidance regarding software revenue recognition. The Company has determined that the adoption of these recently issued standards will not have a material impact on its financial condition or results of operations. SFAS Nos. 131 and 132 are effective for disclosures to be included in the Company's financial statements for the fiscal year ending October 31, 1999. SOP 98-9 and SFAS No. 133 will be effective for the Company's first quarter of fiscal 2000.

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

     FOREIGN CURRENCY EXCHANGE RATES. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first quarter of fiscal 1999, 39% of the Company's total revenue was generated from its international operations, and the net assets of the Company's foreign subsidiaries totaled 22% of consolidated net assets as of January 31, 1999. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly-owned subsidiaries in Europe, Africa, Asia, Canada and Latin America. These foreign subsidiaries use the local currency or, more recently in Europe, the euro as their functional currency as sales are generated and expenses are incurred in such currencies.

     The Company enters into forward foreign exchange contracts to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Such hedging activities cannot completely protect the Company from the risk of foreign currency losses due to the number of currencies in which it conducts business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. At January 31, 1999, the Company had approximately $53.0 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency.

     The Company prepared sensitivity analyses of its exposures from forward foreign exchange contracts as of January 31, 1999 to assess the impact of hypothetical changes in foreign currency rates. The Company's analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At January 31, 1999, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1998. Based upon the results of these analyses, a 10% adverse change in foreign currency rates from the January 31, 1999 rates would not materially impact the Company's results of operations, cash flows or financial condition for the full fiscal year ending October 31, 1999. However, such an adverse change in foreign currency rates could result in a material adverse effect on the Company's results of operations, cash flows or financial condition within a future quarter.

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

At January 31, 1999, there was not a material change in the sources or the estimated effects of interest rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1998. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the January 31, 1999 rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows or financial condition for the fiscal year ending October 31, 1999.

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

     We continue to experience significant seasonality with respect to software license revenues. We recognize a disproportionately greater amount of revenue for any fiscal year in our fourth quarter and an even greater portion of net income in the fourth quarter. As a result of this and our relatively fixed operating expenses, our operating margins tend to be significantly higher in the fourth fiscal quarter than other quarters. We believe this seasonality is primarily the result of the efforts of our direct sales force to meet or exceed fiscal year-end quotas and the tendency of certain of our customers to finalize sales contracts at or near our fiscal year end.

Because revenue, operating margins and net income are greater in the fourth quarter, any shortfall in revenue, particularly license fee revenue, in the fourth quarter, would have a disproportionately large adverse effect on our operating results for the fiscal year. Additionally, our revenue and net income in the first quarter is historically lower than in the preceding fourth quarter. Our first fiscal quarter revenue also slows during the holiday season in November and December. However, there can be no assurance that the fourth quarter of fiscal 1999 will have the same degree of seasonality in revenue and net income as in prior years given the adverse market conditions and increased market focus on the Year 2000.

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

     LIMITED DEPLOYMENT OF ONEWORLD AND ENTRANCE INTO NEW MARKETS. We first shipped the OneWorld version of our application suites in late calendar 1996. Our revenue growth depends on our ability to market OneWorld and to license it to new non-installed base customers. We do not anticipate generating much revenue of OneWorld sales from our current WorldSoftware users. We have also found that it takes longer to implement OneWorld than WorldSoftware. As of January 31, 1999, 189 of our customers had implemented OneWorld. We believe that certain customers may not license OneWorld or may find it difficult to implement OneWorld because:
     - customers may lack the necessary hardware, software or networking infrastructure
     - implementation may be too lengthy and/or costly for some customers
     - OneWorld may not be perceived as competitive with other products on the market
     - significant defects or "bugs" may exist in OneWorld
     - OneWorld may fail to meet our customers' expectations

     With the introduction of OneWorld, we also entered new markets -- the NT and UNIX markets. In order to be competitive in these markets, we must overcome obstacles such as competitors with significantly more experience and name recognition, the pursuit to continue establishing relationships with third-party implementation providers, and limited reference accounts in the open systems market.

     If we are unable to successfully sell or implement OneWorld, our reputation would be damaged and we would suffer material adverse effects to our business, operating results and financial condition. Additionally, failure to achieve success in marketing OneWorld could result in a drop in our stock price.

     COMPANY DEPENDENCE ON IBM AS/400 PLATFORM. We continue to be substantially dependent upon the market for software products on the IBM AS/400 platform. All of our revenue in fiscal 1996, most of the revenue for fiscal 1997 and a substantial portion for fiscal 1998 and the first quarter of fiscal 1999 was derived from the sale of software products and related services for the AS/400 market. We will continue to offer enhanced software products for this market. There is no guarantee that our customers will buy or support these enhanced software products.

     The AS/400 market is expected to grow at a minimal rate and there can be no assurance that it will grow at all in the future. Our future growth depends, in part, on our ability to gain market share in this market. There can be no assurance that we can maintain or gain market share in the AS/400 market. As we continue to focus more on our OneWorld software version, it may become more difficult to gain market share in the AS/400 market. We introduced OneWorld in late calendar 1996 and it is our software version that runs on leading NT and UNIX servers. If we lose AS/400 installed base customers or relative share in the AS/400 market, we may suffer material adverse affects to our business, operating results or financial condition.

     COMPETITION. We compete in the ERP software solutions market. This market is highly competitive, subject to rapid technological change and significantly affected by new products. Our products are designed and marketed for the AS/400 and NT and UNIX platforms. We compete with a large number of independent software vendors including:
     - companies offering products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft (SAP), Baan Company N.V. (Baan), PeopleSoft, Inc. (PeopleSoft) and Oracle Corporation (Oracle)
     - companies offering products on the AS/400 platform, such as System Software Associates, Inc., Marcam Corporation, Infinium Software, Inc. and JBA Holdings plc
     - companies offering either standard or fully customized products that run on mainframe computer systems, such as SAP

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

     Some of our competitors, SAP and Oracle in particular, have significantly greater financial, technical, marketing and other resources than we do. In addition, they have wider name recognition and a larger installed base. In contrast, we entered the NT and UNIX markets only two years ago. SAP, Baan, PeopleSoft and Oracle have significantly more experience and name recognition with NT and UNIX implementations and platforms and have more referenceable accounts. Such competitors also have substantially more customers than we have in the NT and UNIX markets. Additionally, several of our competitors have well-established relationships with our current or potential customers. These relationships may prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors have also announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. There can be no assurances that we can successfully compete against any of these competitors. Further, several of our competitors regularly and significantly discount prices on their products. If our competitors continue to discount or increase the frequency of their discounts, we may be required to similarly discount our products. This could have a material adverse effect on our operating margins. In addition, we believe that we encountered increased competition during this first quarter because our main competitors were completing their fiscal years. This resulted in increased competitive pricing pressures.

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

     We have assessed and continue to closely monitor our international business risks due to the deterioration of global economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions. Consistent with our historical results, we expect to continue to recognize a small percentage of our revenue and operating income from the Asian and other specific geographic areas that are currently being impacted by adverse economic conditions. With our worldwide performance being impacted by adverse economic conditions and the increased market focus on Year 2000 compliance, our international investments may not be mitigated by the broad geographic diversity of our operations. As a result, our investment in certain international areas could have a material adverse effect on our financial condition and results of operations if such conditions continue or worsen.

     A significant portion of our revenue is received in currencies other than United States dollars and as a result we have been subject to risks associated with foreign exchange rate fluctuations. We have recently broadened our foreign exchange hedging activities to limit our exposure risk. In the first quarters of fiscal 1998 and 1999, we incurred foreign exchange losses of approximately $742,000 and $4,000, respectively. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not a have a material adverse effect on our business, operating results or financial condition.

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

     OTHER RISKS. For a more complete description of these risk factors see "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     In February 1999, the Company completed an acquisition of The Premisys Corporation, a privately-held Illinois corporation in the business of providing visual configuration software and consulting services. Technology acquired from The Premisys Corporation will be integrated with OneWorld, the Company's multi-platform applications. The purchase price was paid with a combination of J.D. Edwards' common stock and cash. The acquisition is being accounted for as a purchase and, accordingly, the purchase price will be allocated to the acquired assets and liabilities at their fair values as of the consummation date of the merger. The acquisition is not material to the Company and, accordingly, pro forma financial statements have not been included.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27.1  Financial Data Schedule

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

Dated: March 9, 1999

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

Dated: March 9, 1999