Form 10-Q
period 1999-04-30
EDWARDS J D & CO
filed 1999-06-14
CIK 798757

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of June 9, 1999, there were 105,944,529 shares of the Registrant's Common Stock outstanding.

================================================================================

                             J.D. EDWARDS & COMPANY

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                     NO.
                                                                                                    ----
                PART I        FINANCIAL INFORMATION

                  Item 1.     Financial Statements................................................    3
                              Consolidated Balance Sheets as of October 31, 1998
                              and April 30, 1999..................................................    3
                              Consolidated Statements of Operations for the Three and
                              Six Months Ended April 30, 1998 and 1999............................    4
                              Consolidated Statements of Cash Flows for the Six Months
                              Ended April 30, 1998 and 1999.......................................    5
                              Notes to Consolidated Financial Statements..........................    6
                  Item 2.     Management's Discussion and Analysis of Financial Condition
                              and Results of Operations...........................................    9

                PART II       OTHER INFORMATION

                  Item 1.     Legal Proceedings...................................................   24
                  Item 2.     Changes in Securities and Use of Proceeds...........................   24
                  Item 3.     Defaults upon Senior Securities.....................................   24
                  Item 4.     Submission of Matters to a Vote of Security Holders.................   24
                  Item 5.     Other Information...................................................   24
                  Item 6.     Exhibits and Reports on Form 8-K....................................   25

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS

                                                                            OCTOBER 31,     APRIL 30,
                                                                               1998           1999
                                                                            -----------     ---------
Current assets:
  Cash and cash equivalents                                                  $ 183,115      $ 114,394
  Short-term investments                                                        28,667         55,490
  Accounts receivable, net of allowance for doubtful accounts of $12,900
     at October 31, 1998 and $10,700 at April 30, 1999, respectively           265,704        253,767
  Prepaid and other current assets                                              32,823         40,601
                                                                             ---------      ---------
          Total current assets                                                 510,309        464,252
Long-term investments                                                          322,527        347,143
Property and equipment, net                                                     60,689         75,993
Software development costs, net                                                  5,821          5,852
Non-current portion of deferred income taxes                                    43,658         55,157
Deposits and other assets                                                        7,469         12,366
                                                                             ---------      ---------
                                                                             $ 950,473      $ 960,763
                                                                             =========      =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $  60,366      $  49,913
  Unearned revenue and customer deposits                                       121,092        142,340
  Accrued liabilities                                                          157,473        132,642
                                                                             ---------      ---------
          Total current liabilities                                            338,931        324,895
Unearned revenue, net of current portion, and other                             27,546         24,179
                                                                             ---------      ---------
          Total liabilities                                                    366,477        349,074
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized; none
     outstanding                                                                  --             --
  Common stock, $.001 par value; 300,000,000 shares authorized;
     102,681,608 and 105,796,979 issued and outstanding as of
     October 31, 1998 and April 30, 1999, respectively                             103            106
  Additional paid-in capital                                                   406,886        440,468
  Deferred compensation                                                           (677)          (472)
  Retained earnings                                                            177,324        171,192
  Accumulated other comprehensive income:
     foreign currency translation adjustments                                      360            395
                                                                             ---------      ---------
          Total stockholders' equity                                           583,996        611,689
                                                                             ---------      ---------
                                                                             $ 950,473      $ 960,763
                                                                             =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                       CONSOLIDATED STATEMENTS OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        APRIL 30,                    APRIL 30,
                                                ------------------------      ------------------------
                                                  1998           1999           1998           1999
                                                ---------      ---------      ---------      ---------
Revenue:
  License fees                                  $  76,424      $  67,204      $ 144,414      $ 136,803
  Services                                        132,567        164,387        242,833        317,725
                                                ---------      ---------      ---------      ---------
          Total revenue                           208,991        231,591        387,247        454,528
Costs and expenses:
  Cost of license fees                              8,185          7,556         19,304         12,847
  Cost of services                                 84,559        106,663        155,147        206,125
  Sales and marketing                              61,440         83,458        111,861        152,871
  General and administrative                       18,211         25,487         36,650         49,876
  Research and development                         20,640         31,183         40,578         53,898
                                                ---------      ---------      ---------      ---------
          Total costs and expenses                193,035        254,347        363,540        475,617

Operating income (loss)                            15,956        (22,756)        23,707        (21,089)
Other income (expense):
  Interest income                                   3,749          5,612          7,408         10,956
  Interest expense                                   (119)          (416)          (664)          (620)
  Foreign currency losses and other, net              (10)         1,053           (675)         1,020
                                                ---------      ---------      ---------      ---------
Income (loss) before income taxes                  19,576        (16,507)        29,776         (9,733)
  Provision for (benefit from) income taxes         7,243         (6,107)        11,017         (3,601)
                                                ---------      ---------      ---------      ---------
Net income (loss)                               $  12,333      $ (10,400)     $  18,759      $  (6,132)
                                                =========      =========      =========      =========
Net income (loss) per common share:
  Basic                                         $    0.13      $   (0.10)     $    0.20      $   (0.06)
                                                =========      =========      =========      =========
  Diluted                                       $    0.11      $   (0.10)     $    0.17      $   (0.06)
                                                =========      =========      =========      =========
Shares used in computing per share amounts:
  Basic                                            96,975        105,333         95,194        104,222
  Diluted                                         109,525        105,333        108,821        104,222


        The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                     APRIL 30,
                                                                              ------------------------
                                                                                1998           1999
                                                                              ---------      ---------
Operating activities:
Net income (loss)                                                             $  18,759      $  (6,132)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Depreciation                                                                   12,580         11,754
  Amortization of software development costs                                      3,242          2,609
  Benefit from deferred income taxes                                             (2,884)        (6,347)
  Write-off of in-process research and development assets acquired                 --            2,141
  Other                                                                             549          3,316
Changes in operating assets and liabilities, net of acquisition:
  Accounts receivable, net                                                      (50,502)         5,219
  Prepaid and other assets                                                       (7,516)       (11,252)
  Accounts payable                                                                2,541         (8,790)
  Unearned revenue and customer deposits                                         62,283         19,490
  Accrued liabilities                                                            14,678        (16,435)
                                                                              ---------      ---------
          Net cash provided (used) by operating activities                       53,730        (4,427)
Investing activities:
  Purchase of investments                                                      (117,556)      (138,942)
  Proceeds from maturities of investments                                        22,155         87,503
  Purchase of property and equipment                                            (14,943)       (27,682)
  Payment for purchase of acquired company, net of cash balances                   --           (4,263)
  Proceeds from sale of assets and other, net                                     4,938            (79)
                                                                              ---------      ---------
          Net cash used for investing activities                               (105,406)       (83,463)
Financing activities:
  Proceeds from issuance of common stock                                         28,142         20,059
                                                                              ---------      ---------
          Net cash provided by financing activities                              28,142         20,059

Effect of exchange rate changes on cash                                            (783)          (890)
                                                                              ---------      ---------
Net decrease in cash and cash equivalents                                       (24,317)       (68,721)
Cash and cash equivalents at beginning of period                                224,437        183,115
                                                                              ---------      ---------
Cash and cash equivalents at end of period                                    $ 200,120      $ 114,394
                                                                              =========      =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Interest paid                                                               $     664      $     620
  Income taxes paid                                                               4,630         10,667
  Retirement Savings Plan contribution funded with common stock                   6,050          4,694
  Common stock issued for acquired company                                         --            3,166


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    INTERIM FINANCIAL STATEMENTS. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the six-month period ended April 30, 1999 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER COMMON SHARE

    Basic earnings (loss) per share excludes the dilutive effect of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for the fiscal 1998 periods have been adjusted to include all common shares issuable under stock options using the treasury stock method. Diluted loss per share amounts for the fiscal 1999 periods exclude potentially dilutive shares as the result would be anti-dilutive. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding for all periods.

    The computation of basic and diluted earnings (loss) per share was as follows (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              APRIL 30,                    APRIL 30,
                                                                       -----------------------      -----------------------
                                                                         1998          1999           1998          1999
                                                                       ---------     ---------      ---------     ---------
Numerator:
  Net income (loss)                                                    $  12,333     $ (10,400)     $  18,759     $  (6,132)
                                                                       =========     =========      =========     =========
Denominator:
  Basic income (loss) per share -- weighted average shares
    outstanding                                                           96,975       105,333         95,194       104,222
  Dilutive effect of common stock equivalents                             12,550          --           13,627          --
                                                                       ---------     ---------      ---------     ---------
  Diluted net income (loss) per share -- adjusted weighted average shares outstanding, assuming conversion of common
    stock equivalents, if dilutive to per share amounts                  109,525       105,333        108,821       104,222
                                                                       =========     =========      =========     =========

Basic net income (loss) per share                                      $    0.13     $   (0.10)     $    0.20     $   (0.06)
Diluted net income (loss) per share                                    $    0.11     $   (0.10)     $    0.17     $   (0.06)


(3) COMMITMENTS AND CONTINGENCIES

    The Company leases three corporate headquarters office buildings and has entered into an agreement to lease another building currently being constructed on land owned by the Company once construction is completed. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $127.6 million in purchase and construction costs through a combination of equity and debt. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At April 30, 1999, investments totaling $101.1 million were designated as collateral for these leases.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company uses hedging instruments to mitigate the foreign currency exchange risk of certain assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally six months or less in term. All contracts are entered into with major financial institutions. Gains and losses on these contracts are recognized as non-operating income or expense in the period in which the gain or loss is recognized from the settlement or translation of the underlying assets and liabilities. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

    At April 30, 1999, the Company had approximately $65.3 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Net foreign exchange transaction losses included in other income and expense totaled $79,000 and $826,000 for the second quarter and six-month period of fiscal 1998, respectively, and $373,000 and $375,000 for the second quarter and six-month period of fiscal 1999, respectively.

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. As currently written, SFAS No. 133 will be effective for the Company in the first quarter of fiscal 2000, although this date may be extended. The Company currently anticipates that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

(5) COMPREHENSIVE INCOME

    The Company implemented SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. This standard requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings. The Company's comprehensive income (loss) was comprised of net income
(loss) and foreign currency translation adjustments. For the second quarter and six-month period ended April 30, 1998, the Company's comprehensive income was $12.3 million and $17.4 million, respectively. For the second quarter and six-month period ended April 30, 1999, the Company's comprehensive loss was $9.7 million and $6.1 million, respectively.

(6) ACQUISITIONS

    THE PREMISYS CORPORATION. On February 26, 1999, the Company completed an acquisition of The Premisys Corporation, a privately-held Illinois corporation in the business of providing visual configuration software and consulting services. Technology acquired from The Premisys Corporation is being integrated with OneWorld(TM), the Company's multi-platform applications. The purchase price was paid with a combination of J.D. Edwards' common stock and cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and liabilities at their fair values as of the closing date of the merger, and the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Acquired assets include capitalized software and other intangibles that are being amortized on a straight-line basis over three to four years. Additionally, a portion of the purchase price was allocated to in-process research and development, and the Company incurred a one-time charge to earnings in the second quarter of $2.1 million for the write-off of unproven technology currently under development. Future consideration that may be paid in fiscal 2001 based upon certain future events is being recorded as compensation expense through the second quarter of fiscal 2001. The acquisition was not material to the Company and, accordingly, pro forma financial statements have not been included.

    NUMETRIX LIMITED. In May 1999, the Company entered into an agreement to acquire privately-held Numetrix Limited ("Numetrix"), a Toronto-based provider of Internet-enabled supply chain planning software. Numetrix's current product suite will be integrated with the Company's existing enterprise application solutions to link customers, suppliers and trading partners in collaborative enterprise networks and will also continue to be sold separately. The combined Numetrix/J.D. Edwards offering will be designed to result in an integrated,

Web-based supply chain solution that accelerates the flow of goods and services through the extended enterprise, reducing manufacturing cycle time and investment in working capital, and increasing responsiveness to customer demands. Numetrix is also currently in the later development stages of new technology and has major enhancements to some existing products underway. The Company will pay approximately $80 million in cash for all of the outstanding common and preferred shares of Numetrix stock. The acquisition is expected to close in June 1999 and will be accounted for as a purchase in the Company's third fiscal quarter. Accordingly, the total purchase price will be allocated to the acquired assets and liabilities at their fair values as of the closing date of the merger, and the Company's consolidated statements of operations will not include any revenues or expenses related to the acquisition prior to the closing date. Such assets include capitalized software and other intangibles which are expected to be amortized on a straight-line basis over periods of up to five years. Additionally, a portion of the purchase price, expected to be approximately $20 million to $25 million, will be allocated to in-process research and development and charged to expense in the third quarter.

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

RESULTS OF OPERATIONS

    OVERVIEW. During the second quarter of fiscal 1999, the Company's results of operations reflected an operating loss of $22.8 million compared to operating income of $16.0 million for the second quarter last year. The net loss for the second quarter of fiscal 1999 was $10.4 million, or $0.10 per share, compared to net income of $12.3 million, or $0.11 per diluted share, for the same period last year. Quarterly operating expenses increased 32% and exceeded total revenue growth of 11% compared to the same period last year. The Company's operating loss for the first six months of fiscal 1999 was $21.1 million compared to operating income of $23.7 million for the same period last year. The net loss for the first six months of fiscal 1999 was $6.1 million, or $0.06 per share, compared to net income of $18.8 million, or $0.17 per diluted share, for the same period last year. For the six-month period ending April 30, 1999 operating expenses increased 31%, exceeding total revenue growth of 17% compared to the same period last year.

    External market and competitive factors as well as the slower than expected realization of benefits from internal operational changes impacted the Company's results for the second quarter and six-month period of fiscal 1999. Specific factors that affected the Company's performance were primarily a continued slowing of software purchases resulting from companies focusing on Year 2000 preparations and the full quarter impact of headcount investments made in the first quarter. The acquisition of The Premisys Corporation in February 1999 also had an impact on the second quarter of fiscal 1999. The Company incurred a one-time charge of $2.1 million for the write-off of in-process development, and incremental expenses such as the amortization of intangibles and operating expenses totaled $1.4 million. Additionally, the Company realigned its sales force along vertical industries and invested in hiring and training sales account executives, marketing consultants and vertical marketing support personnel during the first quarter of fiscal 1999. While operational changes affected the Company's productivity in the six-month period ended April 30, 1999, these were investments for the long-term from which the Company believes it will benefit in the future. The sales force hiring and training programs were completed by the end of the first quarter of fiscal 1999, but the full impact of this growth was reflected in second quarter operating expenses. The Company is actively addressing its future operating plans given the uncertainty in the enterprise resource planning ("ERP") market, and the Company is currently focused on controlling expenses by closely reviewing headcount additions and adding personnel only in critical positions. Controls over discretionary expenses have also been tightened throughout the Company.

    Due to the deterioration of economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions, the Company is closely monitoring its investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall growth strategies. During the second quarter ended April 30, 1999, the Company made some personnel changes and reduced some layers of management through a voluntary reduction in force program in Japan and incurred a one-time charge of $1.2 million to operating expenses for the period. Consistent with its historical results, the Company expects that during fiscal 1999 it will continue to recognize a relatively small percentage of its revenue from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions and the global market focus on Year 2000 compliance, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas could have a material negative impact on its future financial condition and results of operations.

    The Company has also reassessed its financial expectations and operating plans for the remainder of fiscal 1999. The uncertainty in the ERP market has resulted in reduced visibility to software transactions and has made forward looking projections even more challenging. There can be no assurance of the level of revenue growth, if any, that will be achieved or that the Company's financial condition, results of operations and market price of the Company's common stock will not continue to be adversely impacted by unfavorable factors.

    In May 1999, the Company entered into an agreement to acquire all of the outstanding common and preferred shares privately-held Numetrix Limited ("Numetrix"), a Toronto-based provider of Internet-enabled supply chain planning software for approximately $80 million in cash. The acquisition is expected to close in June 1999 and will be accounted for as a purchase in the Company's third fiscal quarter. Accordingly, operating expenses are expected to increase in periods subsequent to the consummation date of the acquisition as a result of amortization charges, additional personnel, office and equipment costs. Amortization of intangible assets acquired is expected to be in the range of $4 to $5 million in the third fiscal quarter and $9 to $12 million for the full fiscal year ending October 31, 1999. Additionally, a portion of the purchase price, expected to be approximately $20 million to $25 million, will be allocated to in-process research and development and charged to expense in the third quarter.

    During and just subsequent to the second quarter of fiscal 1999, the Company made strategic investments in areas such as product development, sales and marketing. Despite their short-term impact on earnings, management believes the investments were necessary to remain competitively positioned in the market for future growth and success. These investments were aimed at helping the Company deliver solutions that allow customers to control their entire business cycle, and included the Company's two recent acquisitions, The Premisys Corporation and Numetrix. Additionally, the Company signed an agreement with Siebel Systems which extends its customer relationship management offering to include the mobile sales professional. The Company plans to extend its procurement capabilities by providing an Intranet- and Internet-based business-to-business electronic commerce solution for operating resources through a recent partnership with Ariba, Inc. Worldwide alliances agreements with Andersen Consulting and Deloitte Touche Tohmatsu were also recently signed to expand the Company's reach beyond its traditional market space.

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income as a percentage of total revenue (except for gross margin data):

                                                  THREE MONTHS            SIX MONTHS
                                                      ENDED                  ENDED
                                                    APRIL 30,              APRIL 30,
                                                ----------------       ----------------
                                                1998       1999        1998       1999
                                                -----      -----       -----      -----
Revenue:
  License fees                                   36.6%      29.0%       37.3%      30.1%
  Services                                       63.4       71.0        62.7       69.9
                                                -----      -----       -----      -----
          Total revenue                         100.0      100.0       100.0      100.0
Costs and expenses:
  Cost of license fees                            3.9        3.3         5.0        2.8
  Cost of services                               40.5       46.1        40.1       45.3
  Sales and marketing                            29.4       35.9        28.9       33.6
  General and administrative                      8.7       11.0         9.4       11.0
  Research and development                        9.9       13.5        10.5       11.9
                                                -----      -----       -----      -----
          Total costs and expenses               92.4      109.8        93.9      104.6
Operating income (loss)                           7.6       (9.8)        6.1       (4.6)
Other income (expense), net                       1.7        2.7         1.6        2.4
                                                -----      -----       -----      -----
Income (loss) before income taxes                 9.3       (7.1)        7.7       (2.2)
  Provision for (benefit from) income taxes       3.4       (2.6)        2.9       (0.8)
                                                -----      -----       -----      -----
Net income (loss)                                 5.9%      (4.5)%       4.8%      (1.4)%
                                                =====      =====       =====      =====

Gross margin on license fee revenue              89.3%      88.8%       86.6%      90.6%
Gross margin on services revenue                 36.2%      35.1%       36.1%      35.1%



    TOTAL REVENUE. Total revenue grew by 11% to $231.6 million for the quarter ended April 30, 1999 from $209.0 million for the quarter ended April 30, 1998. The revenue mix between license fees and services was 29% and 71%, respectively, for the second quarter of fiscal 1999 compared to 37% and 63%, respectively, for the same quarter last year. For the first six months of fiscal 1999, total revenue grew by 17% to $454.5 million from $387.2 million for the same period in fiscal 1998. The revenue mix between license fees and services was 30% and 70%, respectively, for the first six months of fiscal 1999 compared to 37% and 63%, respectively, for the corresponding period last year. The increase in total revenue for the second quarter and six-month period ended April 30, 1999 compared to the corresponding periods last year was primarily from growth in services revenue, which typically follows the license transactions closed during prior fiscal quarters. The minimal license fee growth and increase in services revenue during the first six months of fiscal 1999 also resulted in the significant change in revenue mix compared to last year. There can be no assurance that the Company's revenue will not continue to be adversely affected by increased market focus on Year 2000 compliance, economic conditions, or other factors.

    Geographically, the overall revenue growth was led by sales performance in Europe, the Middle East and Africa (EMEA), with a 22% increase in total revenue for the second quarter of fiscal 1999 compared to the same period last year. The geographic areas defined as the United States, EMEA and the rest of the world accounted for 63%, 24% and 13% of total revenue, respectively, for the second quarter of 1999. Comparatively, for the second quarter of 1998, the United States, EMEA and the rest of the world accounted for 64%, 22% and 14% of total revenue, respectively. The geographic breakdown of total revenue for the six-month periods was 62%, 24% and 14% for the United States, EMEA and the rest of the world, respectively, in fiscal 1999 and 65%, 21% and 14% for the United States, EMEA and the rest of the world, respectively, in fiscal 1998.

    LICENSE FEES. License fee revenue decreased 12% to $67.2 million for the quarter ended April 30, 1999 from $76.4 million for the quarter ended April 30, 1998. License fee revenue decreased 5% to $136.8 million for the six-month period ended April 30, 1999 from $144.4 million for the six-month period ended April 30, 1998. Although the total volume of license transactions increased during both the quarter and six-month period ended April 30, 1999 compared to the corresponding periods last year, license revenue decreased primarily as the result of fewer large transactions and a smaller average transaction size compared to last year. The average transaction size declined primarily due to a larger portion of licenses for the Windows NT(R) platform, which typically involve fewer users than licenses for the UNIX(R) platform. Additionally, the average transaction size declined for the AS/400(R) platform for both the quarter and six-month period due to a drop in the average number of users licensed. The percentage of revenue from new customers was slightly lower during the second quarter compared to the same quarter last year, but was higher during the six-month period of fiscal 1999 compared to last year.

    As previously discussed in the overview of the Company's results of operations, the Company is experiencing increasing uncertainty in its business due to external market and competitive factors, as well as a slower than anticipated realization of benefits from internal operational changes. During the first six months of the current fiscal year the Company completed new initiatives and agreements aimed at future growth opportunities, such as the Siebel Systems and Ariba, Inc. alliances and new relationships with strategic partners such as Andersen Consulting and Deloitte Touche Tohmatsu. Management also invested in its capacity to achieve future license revenue growth by expanding its direct sales force by 43% as of the end of the second quarter of fiscal 1999 compared to a year ago. New hires to the sales force are typically not expected to begin generating incremental license fee revenue for six to nine months. Additionally, in the first quarter of fiscal year 1999, the Company realigned the sales force along vertical industries and increased resources in vertical marketing support and this may have negatively impacted license fee revenue during the six-month period ended April 30, 1999. There can be no assurance that the Company's license fee revenue, results of operations and financial condition will not continue to be adversely affected in future periods as a result of an increasing focus in the market on Year 2000 readiness, global economic conditions and intensified competitive pressures or that the Company's operational investments for the long-term will be successful.

    The Company expanded the number of its customers by 13% compared to the end of the second quarter last year to approximately 5,200 at April 30, 1999, and customers have increasingly accepted the OneWorld applications available for Windows NT and UNIX platforms in addition to the AS/400 platform. In the second quarter of fiscal 1999, 33% of license activity was from customers using the Windows NT or UNIX platforms compared to 13% in the second quarter of the previous year. For the six-month period of fiscal 1999, 30% of license activity was from customers using the Windows NT or UNIX platforms compared to 12% in the six-month period of the previous year. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year.

    SERVICES. Services revenue grew 24% to $164.4 million for the quarter ended April 30, 1999 from $132.6 million for the quarter ended April 30, 1998. Services revenue grew 31% to $317.7 million for the six-month period ended April 30, 1999 from $242.8 million for the six-month period ended April 30, 1998. The Company continued to experience increased demand for services in both the quarter and the first six months of fiscal 1999 compared to the same periods last year. The increase was primarily due to higher revenue from consulting, which is the largest component of services, although maintenance revenue also increased during the quarter and six-month period. The increase in consulting revenue was primarily due to prior periods license fee revenue growth, which resulted in more demand for implementation services. Support revenue increased during both the quarter and six-month period compared to last year primarily as a result of the Company's growing installed base of customers and the consistent renewal rates for existing customers. Training revenue decreased during the second quarter of fiscal 1999 compared to the same period last year primarily due to the decrease in license fee revenue in the same periods. However, for the six-month period of fiscal 1999, training revenue increased compared to the same period last year primarily as a result of prior periods license fee revenue growth, an increase in prices for training courses effective in the first quarter of fiscal 1999, and additional personnel resources available to meet demand for the training courses.

    As a percentage of total revenue, services revenue increased during the second quarter and first six months of fiscal 1999 compared to the same periods in the prior year. This was due to the timing of services revenue in relation to license fee growth in prior periods, minimal license fee growth in the first quarter and a decline in license fee revenue in the second quarter of fiscal 1999. Continued demand for services also resulted from the Company's ongoing emphasis on providing consulting and training services that complement its software products. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers referred to alliance partners for consulting and training services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers attending training courses. Due to the recent decline in license fee revenue, there can be no assurance that the Company's services revenue growth, results of operations and financial condition will not be adversely affected in future periods.

    Historically, the Company has been the primary service provider for its customers, either directly or through subcontracted services from its business partners. Subcontracted consulting and training services revenue from business partners increased 36% for the quarter and 46% for the six-month period ended April 30, 1999 over the same periods in fiscal 1998. Direct services increased 12% for the quarter and 18% for the six-month period ended April 30, 1999 over the corresponding periods in fiscal 1998. The services revenue generated through subcontracted work accounted for 49% of the Company's consulting and training services revenue for both the quarter and the six-month period ended April 30, 1999 compared to 45% for the quarter and 44% for the six-month period ended April 30, 1998.

    In addition to subcontracting out a substantial portion of its services work to business partners, the Company is continuing to pursue a strategy of relying on third-party alliance partners to contract directly with the Company's customers under a referral arrangement for OneWorld implementations and related services. The Company has established new alliances, such as with Andersen Consulting and Deloitte Touche Tohmatsu, to achieve this objective and several existing alliance partners began providing significantly more resources to complete extensive training programs and to begin implementing OneWorld since last year. However, migration to this model is taking longer than originally anticipated. The transition to this referral strategy had a limited impact on financial results through the second quarter of fiscal 1999 due to direct service contracts currently in place, the limited number of experienced alliance partner resources and established relationships with existing customers. While the number of transactions involving the alliance partners who contracted directly with the Company's customers increased during the first six months of fiscal 1999 compared to the same period last year, the number of implementations referred to alliance partners to date under this arrangement remains relatively limited. To the extent the Company is successful in establishing this strategy and generating license fee revenue, consulting revenue as a percentage of total revenue is likely to gradually decrease as compared to the previous fiscal year. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

    REVENUE RECOGNITION. The Company licenses software under non-cancelable license agreements and provides related services, including consulting, training and support. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 in January 1999. The Company applied the provisions of SOP 97-2 on a prospective basis for new software transactions entered into from the beginning of the first quarter of fiscal 1999. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations and did not have a significant impact on its current licensing or revenue recognition practices. However, comprehensive interpretations and commonly accepted business practices for these statements have not yet been established. There can be no assurance that additional guidance and commonly accepted business practices pertaining to the new standards will not result in unexpected modifications to the Company's current revenue recognition practices which could materially adversely impact the Company's future license fee revenue, results of operations and net income.

    Revenue is currently recognized in accordance with SOP 97-2, "Software Revenue Recognition." Consulting, implementation and training services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Accordingly, revenue from these services is recorded separately from the license fee. License fee revenue is recognized when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting, implementation and training services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

    COST OF LICENSE FEES. Cost of license fees includes business partner commissions, royalties, amortization of capitalized software development costs, documentation and software delivery expenses. The total dollar amount incurred for the cost of license fees decreased 8% to $7.6 million for the quarter ended April 30, 1999 from $8.2 million for the quarter ended April 30, 1998. For the six-month period, the total dollar amount for the cost of license fees decreased 33% to $12.8 million from $19.3 million for the same period last year due primarily due to lower royalty expenses and business partner commissions. However, royalties are expected to increase in future quarters as a result of agreements signed in May 1999 with Siebel Systems and Ariba, Inc. for the Company to resell their products. Amortization of capitalized software development costs decreased 16% for the second quarter and 20% for the six-month period of fiscal 1999 compared to the same periods of fiscal 1998 as certain software development costs were fully amortized during fiscal 1998. The capitalized OneWorld costs will continue to be amortized through the second quarter of fiscal 2000. During the second quarter of fiscal 1999, the Company capitalized $2.4 million of software development costs in connection with its acquisition of The Premisys Corporation which it began to amortize over a three-year period. Software development costs will also be capitalized in the third quarter in connection with the Numetrix acquisition, which will further increase amortization in future periods. Additionally, business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful with certain expanded sales channel initiatives and business alliances that would increase expenses and could reduce margins. Software delivery expenses also may increase in future periods primarily due to the opening of a software reproduction and distribution facility located in Dublin, Ireland. Accordingly, the total cost of license fees is likely to increase over the remainder of fiscal 1999.

    Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs, such as the amortization of software development costs, and the portion of the Company's software products that are subject to royalty payments and the amounts negotiated for such royalties. The gross margin on license fee revenue decreased to 88.8% for the second quarter of 1999 from 89.3% for the second quarter of last year primarily as a result of lower license revenue volume in relation to certain fixed costs. For the six-month period ended April 30, 1999, the gross margin on license fee revenue increased to 90.6% from 86.6% for the same period last year, due primarily to the decrease in royalty expense and business partner commissions. Due to the expected increase in royalties, amortization of capitalized software development costs and software delivery expenses, as well as possible increases in other costs, it is likely that the gross margin on license fee revenue will decline over the remainder of fiscal 1999.

    COST OF SERVICES. Cost of services includes the personnel and related overhead costs for services, including consulting, training and support, as well as fees paid to third parties for subcontracted services. Cost of services increased 26% to $106.7 million for the quarter ended April 30, 1999 from $84.6 million for the quarter ended April 30, 1998. For the six-month period ended April 30, 1999, cost of services increased 33% to $206.1 million from $155.1 million for the same period last year. The increase was primarily due to increased personnel expenses and subcontracted business partner service costs to support the growth in demand for implementation and consulting services as well as an increase in customer support staff. During the first six months of fiscal year 1999, a larger percentage of consulting and training services revenue was generated through subcontracted work, which increased the related costs compared to the same period last year. As a result, the gross margin on services revenue decreased to 35.1% for both the second quarter and first six-months of fiscal 1999 compared to 36.2% for the second quarter and 36.1% for the first six months of 1998.

    Generally, the gross margin on support revenue is higher than on consulting and training revenue, and any change in the mix in types of services will affect the gross margin on total services revenue. In particular, the extent to which the Company is successful in establishing its strategy of relying on alliance partners to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on services revenue. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

    SALES AND MARKETING. Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $83.5 million for the quarter ended April 30, 1999 from $61.4 million for the quarter ended April 30, 1998, representing 35.9% and 29.4% of total revenue, respectively. Sales and marketing expense increased to $152.9 million for the six-month period ended April 30, 1999 from $111.9 million for the corresponding period last year, representing 33.6% and 28.9% of total revenue, respectively. The increase in expense for both the quarter and six-month period was primarily the result of additional personnel and increased advertising and promotion costs for the Company's expanded marketing activities, offset in part by reduced commission expense. The total number of sales and marketing personnel increased 52% as of April 30, 1999 compared to a year ago, but grew only minimally since the end of the first quarter of fiscal 1999. The Company continued to add personnel in direct sales and supporting positions during the first quarter of fiscal 1999 in order to meet the Company's future sales goals, to support the new vertical industry sales force alignment and to address the Windows NT and UNIX market growth opportunities from the OneWorld version of its application suites.

    GENERAL AND ADMINISTRATIVE. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense increased to $25.5 million for the quarter ended April 30, 1999 from $18.2 million for the quarter ended April 30, 1998, representing 11.0% and 8.7% of total revenue, respectively. General and administrative expense increased to $49.9 million for the six-month period ended April 30, 1999 from $36.7 million for the six-month period ended April 30, 1998, representing 11.0% and 9.4% of total revenue, respectively. The total dollar amount of expense increased primarily due to an increase in personnel to facilitate expansion of the Company's operations. General and administrative expenses as a percentage of total revenue increased primarily due to the lower than expected license fee revenue during the first half of fiscal 1999.

    RESEARCH AND DEVELOPMENT. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $31.2 million for the quarter ended April 30, 1999 from $20.6 million for the quarter ended April 30, 1998, representing 13.5% and 9.9% of total revenue, respectively. Research and development expense increased to $53.9 million for the six-month period ended April 30, 1999 from $40.6 million for the six-month period ended April 30, 1998, representing 11.9% and 10.5% of total revenue, respectively. The increase was primarily due to a 29% increase in the number of personnel compared to the end of the second quarter last year. Additionally, in connection with the purchase of The Premisys Corporation, the Company incurred a one-time charge of $2.1 million during the second quarter of fiscal 1999 for the portion of the purchase price allocated to in-process research and development. Technology acquired in the Company's purchase of The Premisys Corporation is being integrated with OneWorld, furthering enhancements to the Company's SCOREx (Supply Chain Optimization and Real-Time Extended Execution) solution. During the third quarter of fiscal 1999, an additional one-time charge for the portion of the Numetrix purchase price allocated to in-process research and development is anticipated in the range of $20 million to $25 million. Technology acquired in the Company's purchase of Numetrix will continue to be developed or enhanced as stand-alone products and will be integrated with OneWorld.

    Development resources were primarily devoted to enhancements of both the Company's World and OneWorld application suites during the first six months of both fiscal 1998 and 1999. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and as a result, there were no software development costs capitalized during fiscal 1998. During the second quarter of fiscal 1999, software costs totaling $2.4 million were capitalized in connection with the purchase of The Premisys Corporation, along with internal development costs for major software enhancements totaling $215,000. Software development costs will also be capitalized in the third quarter in connection with the Numetrix acquisition. The Company anticipates that future research and development expenses will increase in subsequent periods due in part to the addition of the Numetrix organization during the third quarter of fiscal 1999. Additionally, the Company is continuing its ongoing product enhancements in e-business and other areas and its integration of modules such as sales force automation and advanced planning and scheduling, utilizing The Premisys Corporation and Numetrix development teams and third-party development alliances such as Siebel Systems and Ariba, Inc.

    OTHER INCOME (EXPENSE). Other income (expense) includes interest income earned on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $5.6 million for the quarter and $11.0 million for the six-month period ended April 30, 1999 from $3.7 million for the quarter and $7.4 million for the six-month period ended April 30, 1998. The increase was primarily due to interest earned on the higher average balances in the Company's short-and long-term investment accounts year over year. Other income also increased due to proceeds from a legal judgement received during the second quarter of fiscal 1999. Offset by effective hedging activities during the current year, foreign currency losses were $373,000 and $375,000, respectively, during the quarter and six-month period ended April 30, 1999 compared to a net loss of $79,000 and $826,000, respectively, for the quarter and six-month period ended April 30, 1998. The losses were primarily due to the strengthening of the U.S. dollar against many other currencies during the first half of both fiscal years.

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

    The Company uses hedging instruments to mitigate foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally six months or less in term. All contracts are entered into with major financial institutions. Gains and losses on these contracts are recognized as non-operating income or expense in the period in which the gain or loss is recognized from the settlement or translation of the underlying assets and liabilities. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 1999, the Company's principal sources of liquidity consisted of $114.4 million of cash and cash equivalents, $402.6 million of short-term and long-term investments and an unsecured, revolving line of credit. No amounts were outstanding under the line of credit during the six-month periods ended April 30, 1999 or 1998. The Company had working capital of $139.4 million at April 30, 1999 and a current ratio of 1.4 to one. Included in determining such amounts are short-term unearned revenue and customer deposits of $142.3 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $281.7 million.

    The Company's accounts receivable days sales outstanding ("DSO") was 99 at April 30, 1999 compared to 97 at April 30, 1998. The Company's DSO can fluctuate depending upon a number of factors. In addition to aging and payment terms, the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results will impact DSO. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Quarterly Financial Results are Subject to Significant Fluctuation."

    The Company used $4.4 million in cash for operating activities during the six-month period ended April 30, 1999 compared to generating $53.7 million in cash during the six-month period ended April 30, 1998. The decrease in operating cash flow was due to the net loss for the fiscal 1999 period and a decrease in accrued liabilities, somewhat offset by a decline in accounts receivable. Tax deductions associated with stock option exercises during the first six months of fiscal 1999 increased the deferred income tax asset and additional paid-in capital on the balance sheet as of April 30, 1999.

    The Company used $83.5 million in cash for investing activities for the six-month period ended April 30, 1999 compared to $105.4 million for the six-month period ended April 30, 1998. In both fiscal year periods, the primary investing activity was the purchase of short- and long-term debt and equity securities. The decrease from the prior year was primarily due to the investment of the remaining IPO proceeds during the first quarter of 1998 which had not been completed by the end of fiscal 1997. During the first six months of both fiscal years, the Company purchased furniture, fixtures and equipment necessary to support its expanding operations. During the second quarter of fiscal 1999, the Company purchased The Premisys Corporation for a net cash payment of $4.3 million and shares of J.D. Edwards' common stock valued at $3.2 million.

    Financing activities provided $20.1 million in cash during the first six months of fiscal 1999 compared to $28.1 million for the same period last year from exercises of common stock options and the Employee Stock Purchase Plan. The Company issued a total of 2.9 million shares of common stock through employee stock plans during the first six months of fiscal 1999. The Company did not have other significant net financing activities for the first six months of fiscal 1999 or during the same period last year.

    The Company expects to complete an acquisition of Numetrix in June 1999 and will pay approximately $80 million in cash for all of the outstanding common and preferred shares of Numetrix stock. In addition, the Company expects to pay liabilities assumed and expenses incurred in connection with the transaction that will increase the total purchase price to be allocated to the fair value of assets and liabilities acquired at closing. The acquisition will be accounted for as a purchase in the Company's third fiscal quarter.

    The Company leases three corporate headquarters office buildings and has entered into agreements to lease one additional building currently being constructed on land owned by the Company once construction is completed. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $127.6 million in purchase and construction costs through a combination of equity and debt. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At April 30, 1999, investments totaling $101.1 million were designated as collateral for these leases.

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

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is a result of computer systems and other electronic equipment using software processors or embedded chips which use only two digit entries in the date code field and may not be able to distinguish whether "00" means 1900 or 2000. The potential for system errors and failures involves substantially all aspects of the Company's internal operations, including computer systems, voice and data networks and the infrastructure of its facilities.

    To address the company-wide internal Year 2000 readiness activities, the Company established a corporate readiness program during fiscal 1998 to coordinate efforts already underway in the information technology ("IT") and software development departments and to expand the program to include all business functions and geographic areas. The program is addressing internal operational and financial risks as well as those associated with business partners and other third parties. Status reports on this program are periodically presented to the Company's senior management and to the audit committee of the board of directors.

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

    Certain custom software applications used internally are not yet Year 2000 ready, and the Company plans to finish the programming of needed revisions, testing and implementation by its fourth quarter of fiscal 1999. An internal upgrade to product versions of third-party software that are Year 2000 ready is also expected to be completed by its fourth quarter of fiscal 1999. Additionally, the Company is working with all service providers to protect its operations from the potential effects of a third party failing to become Year 2000 ready.

    The following six-step process is being followed to assess the Company's internal state of readiness and to direct preparations for the Year 2000:

        1) Awareness -- Make all levels of the organization aware of Year 2000 issues.

        2) Inventory -- Obtain detailed lists of specific issues from representatives in every area of the Company's operations.

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

        6) Deployment -- Implement new or modified systems and processes back into normal production; implement contingency plans where appropriate.

    Overall, the Company estimates it has completed 78% of its readiness process to date, excluding any issues related to the current versions of its proprietary software products which management believes to be generally Year 2000 compliant. The Company has completed 100% of the awareness, inventory, assessment, and resolution phases, 77% of the testing phase and 37% of the deployment phase in its readiness of IT systems. In relation to its state of readiness for non-IT areas and issues related to third parties with which the Company has a material relationship, the Company has completed substantially all of the first four phases, 59% of the testing phase and 30% of the deployment phase. Management expects to be substantially Year 2000 ready company-wide no later than December 1999.

    COSTS. The Company estimates the direct costs to remediate Year 2000 issues will total $2.7 million and does not anticipate such costs will have a material impact on its results of operations. Such costs include the budget for the Company's corporate readiness programs, IT and non-IT costs, including legal expenses, and expenses associated with a field readiness task force and equipment purchases. Such costs do not include an estimate for labor, overhead or other resources that are associated with the impact of Year 2000 compliance but not directly involved in the project and also not expected to have a material impact on results of operations. To date, the direct costs incurred to remediate Year 2000 issues were less than $1.0 million.

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

    Significant uncertainty exists in the ERP software industry concerning the potential effects associated with Year 2000 readiness. Management believes that customers and potential customers purchasing patterns may be affected in a number of ways, and the current slowing in license fee growth may be primarily due to such changes. Many companies have already expended significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Additionally, it is possible that certain of our customers are purchasing support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many potential customers may defer purchasing Year 2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company's products only as an interim solution. Although the Company currently offers software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

    The Company mailed information regarding the Year 2000 issue along with a questionnaire to its customers in March 1998 to assist them in preparations for the century change as well as to help the Company assess its customer service demands. Based upon the number of responses received and the number of customers that originally licensed recent product versions, the Company estimated that a significant majority of its customer base is currently operating with a version of its software applications that is Year 2000 ready. However, the Company could be faced with an inability to meet the demand for services to upgrade its existing installed base of customers or to meet increased demand from potential customers who still need to address their Year 2000 issues.

    Factors outside the Company's control could cause significant disruptions of business activities and affect the Company's ability to be ready for the Year 2000 such as the failure of its third-party business partners, suppliers, government entities, customers, and others to adequately prepare. Additionally, third-party software and computer technology used internally may materially impact the Company if not Year 2000 compliant. The Company's operations may be at risk and a material adverse impact to the Company's results of operations, liquidity and financial condition could result if any third parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third parties.

    CONTINGENCY PLANS. As part of the six-step process previously outlined, specific contingency plans were developed in connection with the assessment and resolution to the mission critical risks identified. Such planning is complicated by the risk of multiple Year 2000 problems and the fact that many of the Company's risks reside with third parties who may not successfully address their own risks. However, the Company has currently established certain contingency plans for both IT and non-IT systems, and it is continuing to develop such plans regarding all its specific mission critical functions. Such plans include backup power for the Company's facilities, explicit manual "workaround" procedures and the identification of key contacts worldwide who will be responsible for addressing specific issues and implementing such plans.

EURO

    In January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all participating EMU countries are expected to be operating with the euro as their single currency. During the next three years, business in participating EMU member states will be conducted in both the existing national currency and the euro. As a result, companies operating in or conducting business in these EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Although the Company currently offers software products that are designed to be euro currency enabled and management believes it will be able to accommodate any required euro currency changes, there can be no assurance that the software will contain all the necessary changes or meet all of the euro currency requirements. If the Company's software does not meet all the euro currency requirements of its business, its operating results and financial condition would be materially adversely affected. The Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EMU countries.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company will be required to apply recently issued accounting standards in its future consolidated financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," provides additional guidance regarding software revenue recognition. The Company has determined that the adoption of these recently issued standards will not have a material impact on its financial condition or results of operations. SFAS Nos. 131 and 132 are effective for disclosures to be included in the Company's financial statements for the fiscal year ending October 31, 1999. SOP 98-9 and SFAS No. 133 will be effective for the Company's first quarter of fiscal 2000 although the effective date for SFAS No. 133 may be extended.

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

    FOREIGN CURRENCY EXCHANGE RATES. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first six months of fiscal 1999, 38% of the Company's total revenue was generated from its international operations, and the net assets of the Company's foreign subsidiaries totaled 20% of consolidated net assets as of April 30, 1999. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly-owned subsidiaries in Europe, Africa, Asia, Canada and Latin America. These foreign subsidiaries use the local currency or, more recently in Europe, the euro as their functional currency as sales are generated and expenses are incurred in such currencies.

    The Company enters into forward foreign exchange contracts to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Such hedging activities cannot completely protect the Company from the risk of foreign currency losses due to the number of currencies in which it conducts business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. At April 30, 1999, the Company had approximately $65.3 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency.

    The Company prepared sensitivity analyses of its exposures from forward foreign exchange contracts as of April 30, 1999 to assess the impact of hypothetical changes in foreign currency rates. The Company's analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At April 30, 1999, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1998. A 10% adverse change in foreign currency rates from the April 30, 1999 rates could result in approximately a $4 million effect. Due to the Company's slowing revenue growth and management's revised expectations for fiscal 1999 operating results, such an adverse change could result in a material impact to the Company's results of operations, cash flows and financial condition for a future quarter and the full fiscal year ending October 31, 1999.

    INTEREST RATES. Investments, including cash equivalents, consist of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of up to thirty months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at amortized cost. Additionally, the Company has lease obligations calculated as a return on the lessor's costs of funding based on LIBOR and adjusted from time to time to reflect any changes in the Company's leverage ratio. Changes in interest rates could impact the Company's anticipated interest income and lease obligations or could impact the fair market value of its investments.

    The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment and borrowing levels for fiscal 1999 to assess the impact of hypothetical changes in interest rates. At April 30, 1999, there was not a material change in the sources or the estimated effects of interest rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1998. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the April 30, 1999 rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows or financial condition for the fiscal year ending October 31, 1999.

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

    QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Our revenues and operating results have varied widely in the past and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including the following:

    o demand for our software products and services

    o the size and timing of our license transactions

    o the level of product and price competition that we encounter

    o the length of our sales cycle

    o the timing of our new product introductions and enhancements and those of our competitors

    o market acceptance of our products

    o changes in our pricing policies and those of our competitors

    o announcements of new hardware platforms that may delay customer's purchases

    o variations in the length of our product implementation process

    o the mix of product and services revenue

    o the mix of distribution channels through which we license our software

    o the mix of international and domestic revenue

    o changes in our sales incentives

    o changes in the renewal rate of our support agreements

    o the life cycles of our products

    o software defects and other product quality problems

    o the expansion of our international operations

    o the general economic and political conditions

    o the budgeting cycles of our customers

    Our software products are typically shipped when we receive orders. Consequently, license backlog in any quarter generally represents only a small portion of that quarter's revenue. As a result, license fee revenue is difficult to forecast due to its dependence on orders received and shipped in that quarter. We also recognize a substantial amount of our revenue in the last month of each quarter and increasingly in the last week of the quarter. Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. The timing of large individual transactions is also difficult for us to predict. In some cases, transactions have occurred in quarters subsequent to those anticipated by us. To the extent one or more such transactions are lost or occur later than we expected, operating results could be materially adversely affected. If our revenues fall below our expectations in any particular quarter, our business, operating results and financial condition could be materially adversely affected.

    We continue to experience significant seasonality with respect to software license revenues. We recognize a disproportionately greater amount of revenue for any fiscal year in our fourth quarter and an even greater proportion of net income in the fourth quarter. As a result of this and our relatively fixed operating expenses, our operating margins tend to be significantly higher in the fourth fiscal quarter than other quarters. We believe this seasonality is primarily the result of the efforts of our direct sales force to meet or exceed fiscal year-end quotas and the tendency of certain of our customers to finalize license contracts at or near our fiscal year end. Because revenue, operating margins and net income are greater in the fourth quarter, any shortfall in revenue, particularly license fee revenue, in the fourth quarter, would have a disproportionately large adverse effect on our operating results for the fiscal year. Additionally, our revenue and net income in the first quarter is historically lower than in the preceding fourth quarter. Our first fiscal quarter revenue also slows during the holiday season in November and December. However, there can be no assurance that the fourth quarter of fiscal 1999 will have the same degree of seasonality in revenue and net income as in prior years given the increased market focus on the Year 2000 and the adverse market conditions.

    As a result of the unpredictability of our revenue cycle, increasing uncertainty in the ERP market attributed to many factors including issues surrounding the Year 2000, global economic conditions, and strong competitive forces we continue to have reduced visibility of future revenue and operating results.

    Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may again be below expectations of public market analysts or investors. In this event, the price of our common stock may fall.

    LIMITED DEPLOYMENT OF ONEWORLD AND ENTRANCE INTO NEW MARKETS. We first shipped the OneWorld version of our application suites in late calendar 1996, and as of April 30, 1999, over 300 of our customers had implemented OneWorld. Our revenue growth depends on our ability to market OneWorld and to license it to new customers. We do not anticipate generating much OneWorld license revenue from our current WorldSoftware users. We have also found that it takes longer to implement OneWorld than WorldSoftware. We believe that certain new customers may not license OneWorld or may find it difficult to implement OneWorld because:

    o customers may lack the necessary hardware, software or networking infrastructure

    o implementation may be too lengthy and/or costly for some customers

    o OneWorld may not be perceived as competitive with other products on the market

    o defects or "bugs" may exist in OneWorld

    With the introduction of OneWorld, we also entered new markets -- the NT and UNIX markets. In order to be competitive in these markets, we must continue to overcome obstacles such as competitors with significantly more experience and name recognition, continue to establish relationships with third-party implementation providers, and continue to add referenceable accounts in the open systems market.

    If we are unable to successfully license or implement OneWorld, our reputation would be damaged and we would suffer material adverse effects to our business, operating results and financial condition. Additionally, failure to achieve success in marketing OneWorld could result in a drop in our stock price.

    COMPANY DEPENDENCE ON IBM AS/400 PLATFORM. We continue to be dependent upon the market for software products on the IBM AS/400 platform. All of our revenue in fiscal 1996, most of the revenue for fiscal 1997 and a substantial portion for 1998 was derived from the licensing of our software product and related services for the AS/400 market. However, during the first two quarters of fiscal 1999, our percentage of revenue from the AS/400 continued to decline as our percentage of revenue from the non-AS/400 market continued to increase. We will continue to offer enhanced software products for the AS/400 market, but there is no guarantee that our customers will buy or support these enhanced software products.

    The AS/400 market is expected to grow at a minimal rate and there can be no assurance that it will grow at all in the future. Our future growth depends, in part, on our ability to gain market share. There can be no assurance that we can maintain or increase our relative share of the AS/400 market. As we continue to focus more on our OneWorld software version, it may become more difficult to gain market share in the AS/400 market. We introduced OneWorld, our software version that runs on leading NT and UNIX servers as well as on the AS/400, in late calendar 1996. If we lose AS/400 installed base customers or market share in the AS/400 market, we may suffer material adverse affects to our business, operating results or financial condition.

    COMPETITION. We compete in the ERP software solutions market. This market is highly competitive, subject to rapid technological change and significantly affected by new products. Our products are designed and marketed for the AS/400 and NT and UNIX platforms. We compete with a large number of independent software vendors including:

    o companies offering other products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft (SAP), Baan Company N.V. (Baan), PeopleSoft, Inc. (PeopleSoft) and Oracle Corporation (Oracle)

    o companies offering other products on the AS/400 platform, such as System Software Associates, Inc., Marcam Corporation, Infinium Software, Inc. and JBA Holdings plc

    o companies offering either standard or fully customized products that run on mainframe computer systems, such as SAP, which we do not offer

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

    Some of our competitors, SAP and Oracle in particular, have significantly greater financial, technical, marketing and other resources than we do. In addition, they have wider name recognition and a larger installed customer base. In contrast, we entered the NT and UNIX markets only two years ago. SAP, Baan, PeopleSoft and Oracle have significantly more experience and name recognition with NT and UNIX implementations and platforms and have more referenceable accounts. Such competitors also have substantially more customers than we have in the NT and UNIX markets. Additionally, several of our competitors have well-established relationships with our current or potential customers. These relationships may prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors have also announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. There can be no assurances that we can successfully compete against any of these competitors. Further, several of our competitors regularly and significantly discount prices on their products. If our competitors continue to discount or increase the frequency of their discounts, we may be required to similarly discount our products. This could have a material adverse effect on our operating margins. In addition, we believe that we encountered increased competition during the first quarter because our main competitors were completing their fiscal years. This resulted in increased competitive pricing pressures.

    We continue to rely on a number of firms that provide systems consulting, systems integration, services implementation and customer support services and that recommend our products during the evaluation stage by potential customers. A number of our competitors have more well-established relationships with such firms, and as a result, such firms may be more likely to recommend our competitors' products over our products. It is also possible that these third parties will market software products that compete with our products in the future. If we are unable to maintain or increase our relationships with these third parties that recommend, implement or support our software, our business, operating results and financial condition may be materially adversely affected.

    We believe that the following are the principal competitive factors affecting the market for our software products:

    o responsiveness to customers' needs

    o product flexibility and ability to handle business changes

    o product functionality

    o speed of implementation

    o ease of use

    o product performance and features

    o product quality and reliability

    o vendor and product reputation

    o quality of customer support

    o overall cost

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

    INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS. We market and sell our products in the United States and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 37 international sales offices located throughout Canada, Europe, Asia, Latin America and Africa. We intend to continue to substantially expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization and marketing of our products in foreign markets, and the development of relationships with international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, our business, operating results and financial condition could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

    o imposition of governmental controls

    o export license requirements

    o restrictions on the export of certain technology

    o cultural and language difficulties

    o the impact of a recessionary environment in economies outside the United States

    o reduced protection for intellectual property rights in some countries

    o the potential exchange and repatriation of foreign earnings

    o political instability

    o trade restrictions and tariff changes

    o localization and translation of products

    o difficulties in staffing and managing international operations

    o difficulties in collecting accounts receivable and longer collection periods

    o the impact of local economic conditions and practices

    Our success in expanding our international operations depends, in part, on our ability to anticipate and effectively manage these and other risks. We cannot guarantee that these or other factors will not materially adversely affect our business, operating results or financial condition.

    We have assessed and continue to closely monitor our international business risks due to the deterioration of global economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions. Consistent with our historical results, we expect to continue to recognize a small percentage of our revenue and operating income from Asian and other specific geographic areas that are currently being impacted by adverse economic conditions. With our worldwide performance being impacted by certain adverse economic conditions and the increased market focus on Year 2000 compliance, our international investments may not be mitigated by the broad geographic diversity of our operations. As a result, our investment in certain international areas could have a material adverse effect on our financial condition and results of operations if such conditions continue or worsen.

    A significant portion of our revenue is received in currencies other than United States dollars and as a result we are subject to risks associated with foreign exchange rate fluctuations. We have recently broadened our foreign exchange hedging activities to limit our exposure risk. In the second fiscal quarter of 1998 and 1999, we incurred foreign exchange losses of approximately $79,000 and $373,000, respectively. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not a have a material adverse effect on our business, operating results or financial condition.

    ECONOMIC AND MARKET CONDITION RISKS. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. In addition, there is increasing uncertainty in the ERP market attributed to many factors including issues surrounding the Year 2000, global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results or financial condition.

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

    Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on March 24, 1999 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (1) the election of Class II directors for a term of three years expiring in 2002; and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants. The stockholders elected management's nominees as Class II directors in an uncontested election and ratified the appointment of the independent accountants by the following votes, respectively:

(1)      Election of Class II directors for a term expiring in 2002:

                                                                Votes               Broker
                                            Votes For           Withheld            Non-Votes
                                            ----------          --------            ---------
         Richard E. Allen                   90,185,307          211,520                0
         Harry T. Lewis, Jr.                90,156,297          240,530                0
         Robert C. Newman                   90,195,156          201,671                0


         The Company's Board of Directors is currently comprised of nine members who are divided into three classes with overlapping three-year terms. The term for Class III directors (Michael J. Maples, C. Edward McVaney and Trygve E. Myhren) will expire at the meeting of stockholders to be held in 2000, and the term for Class I directors (Gerald Harrison, Delwin D. Hock and Douglas S. Massingill) will expire at the annual meeting of stockholders to be held in 2001.

(2) Ratification of the Appointment of PricewaterhouseCoopers LLP as independent accountants:

         Votes For         Votes Against             Abstentions                Broker Non-Votes
         ---------         -------------             -----------                ----------------
         90,095,518           160,552                  140,757                         0


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

                                  J.D. EDWARDS & COMPANY


                                  By:  /s/ RICHARD E. ALLEN
                                     ------------------------------------------
                                  Name: Richard E. Allen
                                  Title: Chief Financial Officer, Senior Vice
                                  President, Finance and Administration and
                                  Director (principal financial officer)

Dated: June 14, 1999


                                  By:  /s/ PAMELA L. SAXTON
                                     ------------------------------------------
                                  Name: Pamela L. Saxton
                                  Title: Vice President of Finance, Controller
                                  and Chief Accounting Officer
                                  (principal accounting officer)
Dated: June 14, 1999

                                  EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------

   27.1                      Financial Data Schedule