Form 10-Q
period 1999-07-31
EDWARDS J D & CO
filed 1999-09-14
CIK 798757

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of September 8, 1999, there were 106,771,994 shares of the Registrant's Common Stock outstanding.

===============================================================================

                             J.D. EDWARDS & COMPANY

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                     NO.
                                                                                                     ---
                PART I        FINANCIAL INFORMATION

                  Item 1.     Financial Statements................................................    3
                              Consolidated Balance Sheets as of October 31, 1998
                              and July 31, 1999...................................................    3
                              Consolidated Statements of Operations for the Three and
                              Nine Months Ended July 31, 1998 and 1999............................    4
                              Consolidated Statements of Cash Flows for the Nine Months
                              Ended July 31, 1998 and 1999........................................    5
                              Notes to Consolidated Financial Statements..........................    6
                  Item 2.     Management's Discussion and Analysis of Financial Condition
                              and Results of Operations...........................................    9
                  Item 3.     Quantitative and Qualitative Disclosure About Market Risk...........   27

                PART II       OTHER INFORMATION

                  Item 1.     Legal Proceedings...................................................   28
                  Item 2.     Changes in Securities and Use of Proceeds...........................   28
                  Item 3.     Defaults upon Senior Securities.....................................   28
                  Item 4.     Submission of Matters to a Vote of Security Holders.................   28
                  Item 5.     Other Information...................................................   28
                  Item 6.     Exhibits and Reports on Form 8-K....................................   28

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    OCTOBER 31,      JULY 31,
                                                                                       1998            1999
                                                                                    ----------      ----------

       CURRENT ASSETS:
         Cash and cash equivalents                                                  $  183,115      $   78,451
         Short-term investments                                                         28,667          51,952
         Accounts receivable, net of allowance for doubtful accounts of $12,900 at October 31, 1998 and $11,300 at July 31, 1999,
            respectively                                                               265,704         249,614
         Prepaid and other current assets                                               32,823          44,042
                                                                                    ----------      ----------
                 Total current assets                                                  510,309         424,059
       Long-term investments                                                           322,527         261,478
       Property and equipment, net                                                      60,689          84,160
       Software development costs, net                                                   5,821          36,325
       Other intangibles, net                                                            1,847          47,511
       Non-current portion of deferred income taxes                                     43,658          65,701
       Deposits and other assets                                                         5,622           6,080
                                                                                    ----------      ----------
                                                                                    $  950,473      $  925,314
                                                                                    ==========      ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
         Accounts payable                                                           $   60,366      $   39,572
         Unearned revenue and customer deposits                                        121,092         128,192
         Accrued liabilities                                                           157,473         148,170
                                                                                    ----------      ----------
                 Total current liabilities                                             338,931         315,934
       Unearned revenue, net of current portion, and other                              27,546          21,310
                                                                                    ----------      ----------
                 Total liabilities                                                     366,477         337,244
       Commitments and contingencies (Note 3)
       STOCKHOLDERS' EQUITY:
         Preferred stock, $.001 par value; 5,000,000 shares authorized; none
            outstanding                                                                     --              --
         Common stock, $.001 par value; 300,000,000 shares authorized;
            102,681,608 and 106,733,969 issued and outstanding as of
            October 31, 1998 and July 31, 1999, respectively                               103             107
         Additional paid-in capital                                                    406,886         451,777
         Deferred compensation                                                            (677)           (377)
         Retained earnings                                                             177,324         137,970
         Accumulated other comprehensive income:
            Foreign currency translation adjustments                                       360          (1,407)
                                                                                    ----------      ----------
                 Total stockholders' equity                                            583,996         588,070
                                                                                    ----------      ----------
                                                                                    $  950,473      $  925,314
                                                                                    ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            JULY 31,                        JULY 31,
                                                   --------------------------      --------------------------
                                                      1998            1999            1998            1999
                                                   ----------      ----------      ----------      ----------

REVENUE:
  License fees                                     $   98,122      $   74,949      $  242,536      $  211,752
  Services                                            141,480         157,120         384,313         474,845
                                                   ----------      ----------      ----------      ----------
          Total revenue                               239,602         232,069         626,849         686,597
COSTS AND EXPENSES:
  Cost of license fees                                 11,199           7,505          30,503          20,217
  Cost of services                                     91,283         101,778         246,430         307,845
  Sales and marketing                                  68,334          89,198         180,195         241,958
  General and administrative                           20,639          21,233          57,289          71,109
  Research and development                             22,399          27,096          62,977          78,807
  Amortization of acquired software
    and other acquired intangibles                         --           3,234              --           3,584
  Acquired in-process research and development             --          24,000              --          26,141
                                                   ----------      ----------      ----------      ----------
          Total costs and expenses                    213,854         274,044         577,394         749,661

OPERATING INCOME (LOSS)                                25,748         (41,975)         49,455         (63,064)

Other income (expense):
  Interest income                                       3,970           4,485          11,378          15,441
  Interest expense                                        (72)           (150)           (736)           (770)
  Foreign currency losses and other, net                 (991)           (998)         (1,666)             22
                                                   ----------      ----------      ----------      ----------
Income (loss) before income taxes                      28,655         (38,638)         58,431         (48,371)
  Provision for (benefit from) income taxes            10,602          (5,416)         21,619          (9,017)
                                                   ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                  $   18,053      $  (33,222)     $   36,812      $  (39,354)
                                                   ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                            $     0.18      $    (0.31)     $     0.38      $    (0.38)
                                                   ==========      ==========      ==========      ==========
  Diluted                                          $     0.16      $    (0.31)     $     0.34      $    (0.38)
                                                   ==========      ==========      ==========      ==========
Shares used in computing per share amounts:
  Basic                                               100,522         106,181          96,970         104,875
  Diluted                                             110,867         106,181         109,503         104,875

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                         JULY 31,
                                                                                --------------------------
                                                                                   1998            1999
                                                                                ----------      ----------

  OPERATING ACTIVITIES:
  Net income (loss)                                                             $   36,812      $  (39,354)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation                                                                    17,329          18,104
    Amortization of internal software development costs                              4,735           3,669
    Amortization of acquired software and other intangibles                             --           3,584
    Acquired in-process research and development                                        --          26,141
    Benefit from deferred income taxes                                                (580)         (7,898)
    Other                                                                            1,869           2,339
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable, net                                                       (51,187)         12,743
    Prepaid and other assets                                                        (8,590)        (15,167)
    Accounts payable                                                                 2,809         (21,057)
    Unearned revenue and customer deposits                                          60,307          (1,129)
    Accrued liabilities                                                             27,986          (9,748)
                                                                                ----------      ----------
            Net cash provided (used) by operating activities                        91,490         (27,773)

  INVESTING ACTIVITIES:
    Purchase of investments                                                       (204,981)       (226,156)
    Proceeds from maturities of investments                                         45,116         263,920
    Purchase of property and equipment                                             (26,551)        (42,262)
    Purchase of acquired companies, net of cash balances                                --         (98,904)
    Proceeds from sale of assets and other, net                                      4,931              66
                                                                                ----------      ----------
            Net cash used for investing activities                                (181,485)       (103,336)

  FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                          43,219          29,971
                                                                                ----------      ----------
            Net cash provided by financing activities                               43,219          29,971

  Effect of exchange rate changes on cash                                             (918)         (3,526)
                                                                                ----------      ----------

  Net decrease in cash and cash equivalents                                        (47,694)       (104,664)

  Cash and cash equivalents at beginning of period                                 224,437         183,115
                                                                                ----------      ----------
  Cash and cash equivalents at end of period                                    $  176,743      $   78,451
                                                                                ==========      ==========

  Supplemental disclosure of other cash and non-cash investing and financing transactions:
    Interest paid                                                               $      736      $      770
    Income taxes paid                                                                8,333          13,781
    Retirement savings plan contribution funded with common stock                    6,050           4,694
    Common stock issued in acquisition                                                  --           3,166

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    INTERIM FINANCIAL STATEMENTS. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the nine-month period ended July 31, 1999 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

    COSTS AND EXPENSES CLASSIFICATION. Charges related to acquisitions are presented as separate line items in the Company's statements of operations. These charges include amortization of acquired capitalized software, in-place workforce, existing customer base and goodwill. Accordingly, the cost of license fees as well as the other costs and expenses line items do not include amortization of acquired software, the in-place workforce, existing customer base or goodwill.

(2) EARNINGS PER COMMON SHARE

    Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for the fiscal 1998 periods have been adjusted to include all common shares issuable under stock options using the treasury stock method. Diluted loss per share amounts for the fiscal 1999 periods exclude the outstanding stock options that are potentially dilutive as the effect of including these common stock equivalents would be anti-dilutive, or would decrease the reported loss per share. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding for all periods.

    The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        JULY 31,                      JULY 31,
                                                               -------------------------      -------------------------
                                                                  1998           1999            1998           1999
                                                               ----------     ----------      ----------     ----------

Numerator:
  Net income (loss)                                            $   18,053     $  (33,222)     $   36,812     $  (39,354)
                                                               ==========     ==========      ==========     ==========
Denominator:
  Basic income (loss) per share -- weighted average shares
    Outstanding                                                   100,522        106,181          96,970        104,875
  Dilutive effect of common stock equivalents                      10,345             --          12,533             --
                                                               ----------     ----------      ----------     ----------
  Diluted net income (loss) per share -- adjusted weighted
   average shares outstanding, assuming conversion of common
   stock equivalents, if dilutive to per share amounts            110,867        106,181         109,503        104,875
                                                               ==========     ==========      ==========     ==========

Basic net income (loss) per share                              $     0.18     $    (0.31)     $     0.38     $    (0.38)
Diluted net income (loss) per share                            $     0.16     $    (0.31)     $     0.34     $    (0.38)

(3) COMMITMENTS AND CONTINGENCIES

    The Company leases three corporate headquarters office buildings and has entered into an agreement to lease another building currently being constructed on land owned by the Company once the construction is completed. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $127.6 million in purchase and construction costs through a combination of equity and debt. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At July 31, 1999, investments totaling $111.5 million were designated as collateral for these leases. See also Note 7 - Litigation.

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

    At July 31, 1999, the Company had approximately $38.8 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Net foreign exchange transaction losses included in other income and expense totaled $796,000 and $1,622,000 for the third quarter and nine-month period of fiscal 1998, respectively, and $1,074,000 and $1,468,000 for the third quarter and nine-month period of fiscal 1999, respectively.

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for the Company in the first quarter of fiscal 2001. The Company currently anticipates that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

(5) COMPREHENSIVE INCOME

    The Company implemented SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. This standard requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings. The Company's comprehensive income (loss) was comprised of net income
(loss) and foreign currency translation adjustments. For the third quarter and nine-month period ended July 31, 1998, the Company's comprehensive income was $16.7 million and $34.1 million, respectively. For the third quarter and nine-month period ended July 31, 1999, the Company's comprehensive loss was $35.0 million and $41.1 million, respectively.

(6) ACQUISITIONS

    The Company completed two acquisitions during the nine-month period ended July 31, 1999. Both acquisitions were recorded as purchases and, accordingly, the total purchase price of each company was allocated to the acquired assets and liabilities at their fair values as of the closing dates of the mergers. For purposes of allocating the purchase price to the identified acquired assets, the term "fair value" is defined as fair market value, or the price at which an asset would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, and both parties are able, as well as willing, to trade and are well-informed about the asset and the market for that asset. The Company's consolidated statements of operations do not include any revenue or expenses related to the acquisitions prior to their closing dates.

    NUMETRIX LIMITED. On June 16, 1999, the Company completed an acquisition of privately-held Numetrix Limited ("Numetrix"), a Toronto-based provider of Internet-enabled supply chain planning software. Numetrix's current product suite will be integrated with the Company's existing enterprise application solutions to link customers, suppliers and trading partners in collaborative enterprise networks and will also continue to be sold separately. The purchase price was paid in cash and consisted of $83.0 million for outstanding common and preferred shares of Numetrix, $5.5 million for assumed debt and direct costs totaling $6.3 million. The total purchase price of $94.8 million was allocated to the acquired assets and liabilities at their fair values as of June 16, 1999. Acquired intangible assets consisted of capitalized software valued at $32.8 million, the in-place workforce valued at $5.3 million and the existing customer base valued at $19.9 million. The remaining excess purchase price of $17.8 million was recorded as goodwill. The intangible assets are being amortized on a straight-line basis over three to four years. Additionally, $24.0 million of the purchase price was allocated to in-process research and development ("IPR&D") and charged to expense in the third quarter. Amortization expense for the three-month period ended July 31, 1999 related to the software, in-place workforce, customer base and goodwill were $1.4 million, $166,000, $622,000 and $555,000, respectively.

    THE PREMISYS CORPORATION. On February 26, 1999, the Company completed an acquisition of The Premisys Corporation, a privately-held Illinois corporation that provides visual configuration software and consulting services. Technology acquired from The Premisys Corporation is being integrated with OneWorld(TM), the Company's multi-platform applications. The purchase price was paid with a combination of J.D. Edwards' common stock and cash. The acquisition was accounted for as a purchase and the purchase price of $7.1 million was allocated to the acquired assets and liabilities at their fair values as of February 26, 1999. Acquired intangible assets consist of $2.4 million of capitalized software and $5.2 million of in-place workforce that are being amortized on a straight-line basis over three to four years. Additionally, $2.1 million was allocated to IPR&D and charged to expense in the second quarter. Total amortization expense for the quarter and six-month period ended July 31, 1999 was $524,000 and $874,000, respectively. Future consideration that may be paid in fiscal 2001 based upon certain future events is being recorded as compensation expense through the second quarter of fiscal 2001.

(7) LITIGATION

    On September 2, 1999, the Company learned that a shareholder class action had been commenced in the United States District Court for the District of Colorado on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover damages on behalf of all purchasers of J.D. Edwards common stock during the class period.

    The Company believes the complaint is without merit and will vigorously defend itself and certain of its officers and directors against such compliant. The Company is currently unable to determine the ultimate outcome or resolution of the complaint or whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations or estimate reasonably the amount of loss, if any, which may result from resolution of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT J.D. EDWARDS' INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY J.D. EDWARDS' MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 UNDER "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 11 THROUGH 20. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY ON PAGES 22 THROUGH 26 OF THIS REPORT, THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORT ON FORM 8-K.

RESULTS OF OPERATIONS

     OVERVIEW. During the third quarter of fiscal 1999, the Company's results of operations reflected an operating loss of $42.0 million compared to operating income of $25.7 million for the third quarter last year. The net loss for the third quarter of fiscal 1999 was $33.2 million, or $0.31 per share, compared to net income of $18.1 million, or $0.16 per diluted share, for the same period last year. For the first nine months of fiscal 1999 the Company's operating loss was $63.1 million compared to operating income of $49.5 million for the same period last year, and the net loss was $39.4 million, or $0.38 per share, compared to net income of $36.8 million, or $0.34 per diluted share for the same period last year. Included in the net losses were expenses for IPR&D and amortization of acquired intangibles totaling $27.2 million and $29.7 million for the quarter and nine-month period ended July 31, 1999, respectively. The losses in the fiscal 1999 period were primarily a result of a decline in revenue for the quarter and slowed revenue growth for the nine-month period along with increased operating expenses compared to the same periods last year. Total costs and expenses increased 28% in the third quarter of fiscal 1999 compared to the same period last year, or an increase of 15% excluding charges related to the Company's two acquisitions during fiscal 1999. Total costs and expenses increased 30%, or 25% excluding the acquisition related charges, and total revenue grew 10% for the nine-month period ending July 31, 1999 compared to the same period last year.

    In June 1999, the Company acquired all of the outstanding common and preferred shares of privately-held Numetrix, a Toronto-based provider of Internet-enabled supply chain planning software for a total purchase price of $94.8 million in cash. In February 1999, the Company purchased The Premisys Corporation with a combination of common stock and cash totaling $7.1 million. These acquisitions were accounted for as purchases and, accordingly, operating expenses were impacted in the second and third quarters subsequent to the consummation dates of the acquisitions primarily as a result of IPR&D and amortization of acquired intangibles. Operating expenses are expected to increase in future quarters as a result of a full period impact from the additional personnel, office, equipment costs and amortization charges from both acquisitions.

    Internal changes such as the Company's realignment of its sales force along vertical industries and an investment in hiring and training sales account executives, marketing consultants and vertical marketing support personnel through the first quarter of fiscal 1999 also impacted the year-to-date fiscal 1999 results. The sales force hiring and training programs were completed by the end of the first quarter of fiscal 1999 and the full impact of this growth was reflected in the second and third quarter operating expenses. While operational changes affected the Company's productivity and financial results in the current fiscal year, these were investments for the long-term from which the Company believes it will benefit in the future. Since the first part of the current fiscal year, the Company has focused on controlling expenses by closely reviewing headcount additions and adding personnel only in critical positions. In addition, controls over discretionary expenses have been tightened throughout the Company. Excluding the additional expenses of the Numetrix operations subsequent to the acquisition and the IPR&D expense and amortization of acquired intangibles, the Company's total quarterly costs and expenses decreased sequentially by approximately $8.0 million in the third quarter compared to the second quarter of this fiscal year.

    External market and competitive factors also impacted the Company's results for the third quarter and nine-month period of fiscal

1999. Specifically, a continued slowing of software purchases resulting from companies focusing on Year 2000 preparations affected the Company's performance. Management believes a maturation of the enterprise resource planning ("ERP") market was a factor as many companies had purchased ERP systems prior to 1999 in anticipation of the Year 2000. Additionally, management is focused on the changing competitive environment, advances in technology and rapid expansion of e-business.

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                  THREE MONTHS              NINE MONTHS
                                                      ENDED                    ENDED
                                                     JULY 31,                 JULY 31,
                                                ------------------       ------------------
                                                 1998        1999         1998        1999
                                                ------      ------       ------      ------

Revenue:
  License fees                                    41.0%       32.3%        38.7%       30.8%
  Services                                        59.0        67.7         61.3        69.2
                                                ------      ------       ------      ------
          Total revenue                          100.0       100.0        100.0       100.0
Costs and expenses:
  Cost of license fees (1)                         4.7         3.2          4.9         3.0
  Cost of services (1)                            38.1        43.9         39.3        44.8
  Sales and marketing                             28.5        38.4         28.7        35.2
  General and administrative                       8.6         9.1          9.1        10.4
  Research and development                         9.4        11.7         10.1        11.5
  Amortization of acquired software                 --         1.4           --         0.5
     and other intangibles
  Acquired in-process R&D                           --        10.3           --         3.8
                                                ------      ------       ------      ------
          Total costs and expenses                89.3       118.0         92.1       109.2
Operating income (loss)                           10.7       (18.0)         7.9        (9.2)
Other income (expense), net                        1.2         1.4          1.4         2.2
                                                ------      ------       ------      ------
Income (loss) before income taxes                 11.9       (16.6)         9.3        (7.0)
  Provision for (benefit from) income taxes        4.4        (2.3)         3.4        (1.3)
                                                ------      ------       ------      ------
Net income (loss)                                  7.5%      (14.3)%        5.9%       (5.7)%
                                                ======      ======       ======      ======
Gross margin on license fee revenue (1)           88.6%       90.0%        87.4%       90.5%
Gross margin on services revenue (1)              35.5%       35.2%        35.9%       35.2%

----------

(1) Excludes amortization of acquired intangibles, including software, in-place workforce, customer base and goodwill.

    The Company is actively addressing its future operating plans and, given the uncertainty and changes in the ERP market, has taken steps to remain competitive in the future. ActivEra(TM) E-business, a comprehensive electronic business solution released in May 1999 is expected to strengthen the Company's position in the enterprise solution market. The Company acquired Numetrix and The Premisys Corporation and made strategic changes in areas such as product development, sales and marketing. Despite their short-term impact on earnings, management believes these investments were necessary to remain competitively positioned in the market for future growth and success. These investments were aimed at helping the Company deliver solutions that allow customers to control their entire business cycle and enabling the Company to compete for business beyond the traditional ERP market. Additionally, the Company signed an agreement with Siebel Systems, Inc. ("Siebel") which extends its customer relationship management offering to include the mobile sales professional. The Company also expanded its procurement solutions by providing an Intranet- and Internet-based business-to-business electronic commerce solution for operating resources through a recent agreement with Ariba, Inc. Through the end of the third quarter, however, license revenues from products of The Premisys Corporation, Numetrix, Siebel, and Ariba, Inc. were minimal. New product alliances with companies such as IET Intelligent Electronics, XRT-Cerg, and Armstrong Laing also extend the Company's solutions in e-business, customer relationship management, knowledge management and supply chain management together with partnerships with IBM and Synquest, Inc. now enable the Company to deliver a fully-integrated end-to-end supply chain solution.

    The Company has also reassessed its financial expectations and operating plans for the remainder of fiscal 1999 and the first half of fiscal 2000. The uncertainty in the ERP market has resulted in reduced visibility to future software transactions and has made forward looking projections even more challenging. There can be no assurance of the level of revenue growth, if any, that will be achieved or that the Company's financial condition, results of operations and market price of the Company's common stock will not continue to be adversely impacted by unfavorable factors.

    Furthermore, due to the deterioration of economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions, the Company continues to closely monitor its investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company made some personnel changes and reduced some layers of management through a voluntary reduction in force program in Japan and incurred a charge of $1.2 million to operating expenses in the second quarter of fiscal 1999. During the nine-month period ended July 31, 1999 a significant portion of the Company's operating losses were a result of operations in Asia. Consistent with its historical results, the Company expects that during fiscal 1999 it will continue to recognize a relatively small percentage of its revenue from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions and the global market focus on Year 2000 compliance, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas could have a material negative impact on its future financial condition and results of operations.

    TOTAL REVENUE. Total revenue decreased by 3% to $232.1 million for the quarter ended July 31, 1999 from $239.6 million for the quarter ended July 31, 1998. The revenue mix between license fees and services was 32.3% and 67.7%, respectively, for the third quarter of fiscal 1999 compared to 41.0% and 59.0%, respectively, for the same quarter last year. For the first nine months of fiscal 1999, total revenue grew by 10% to $686.6 million from $626.8 million for the same period in fiscal 1998. The revenue mix between license fees and services was 30.8% and 69.2%, respectively, for the first nine months of fiscal 1999 compared to 38.7% and 61.3%, respectively, for the corresponding period last year. The increase in total revenue for the third quarter and nine-month period ended July 31, 1999 compared to the corresponding periods last year was primarily from growth in services revenue, which typically follows the license transactions closed during prior fiscal quarters. The decline in license fee revenue and increase in services revenue during the first nine months of fiscal 1999 resulted in a significant change in revenue mix compared to last year. There can be no assurance that the Company's revenue will not continue to be adversely affected by increased market focus on Year 2000 compliance, economic conditions, or other factors.

    Geographically, the overall revenue mix was relatively unchanged for the third quarter of fiscal 1999 compared to the same period last year. The geographic areas defined as the United States, EMEA and the rest of the world accounted for 61%, 23% and 16% of total revenue, respectively, for the third quarter of 1999. Comparatively, for the third quarter of 1998, the United States, EMEA and the rest of the world accounted for 60%, 24% and 16% of total revenue, respectively. The geographic breakdown of total revenue for the nine-month periods was 62%, 24% and 14% for the United States, EMEA and the rest of the world, respectively, in fiscal 1999 and 63%, 22% and 15% for the United States, EMEA and the rest of the world, respectively, in fiscal 1998.

    LICENSE FEES. License fee revenue decreased 24% to $74.9 million for the quarter ended July 31, 1999 from $98.1 million for the quarter ended July 31, 1998 due to fewer transactions and a decline in the average transaction size as compared to the third quarter last year. License fee revenue decreased 13% to $211.8 million for the nine-month period ended July 31, 1999 from $242.5 million for the nine-month period ended July 31, 1998. Although the total volume of license transactions increased during the nine-month period ended July 31, 1999 compared to the corresponding period last year, the average transaction size declined compared to last year. The decrease in the average transaction size was due in part to a larger portion of licenses for the Windows NT(R) platform, which typically include fewer users than licenses for the UNIX(R) platform. Additionally, the average transaction size declined for the AS/400(R) platform for both the quarter and nine-month period due to a drop in the average number of users licensed. The percentage of license revenue from new customers remained the same during the third quarter compared to the same quarter last year, but was higher during the nine-month period of fiscal 1999 compared to last year.

    As previously discussed in the overview of the Company's results of operations, the Company is experiencing increasing uncertainty in its business due to external market and competitive factors, as well as a slower than anticipated realization of benefits from internal operational changes. Management invested in its capacity to achieve future license revenue growth by expanding its direct sales force by 37% as of the end of the third quarter of fiscal 1999 compared to a year ago. Additionally, in the first quarter of fiscal year 1999, the Company realigned the sales force along vertical industries and increased resources in vertical marketing support. While these new hires to the sales force and vertical focus contributed to sequential growth in license fees from the second to the third quarter of fiscal 1999, there can be no assurance that the Company's license fee revenue, results of operations and financial condition will not continue to be adversely affected in future periods as a result of an increasing focus in the market on Year 2000 readiness, global economic conditions and intensified competitive pressures or that the Company's operational investments for the long-term will be successful.

    The Company expanded the number of its customers by 15% compared to the end of the third quarter last year to approximately 5,400 at July 31, 1999, and customers have increasingly accepted the OneWorld applications available for Windows NT and UNIX platforms in addition to the AS/400 platform. As an indication of OneWorld's growing acceptance on non-AS/400 platforms, 34% of license activity was from customers using the Windows NT or UNIX platforms in the third quarter of fiscal 1999 compared to 20% in the third quarter of the previous year. For the nine-month period of fiscal 1999, 32% of license activity was from customers using the Windows NT or UNIX platforms compared to 15% in the nine-month period of the previous year. The remaining portion of license activity was generated by customers using either World or OneWorld for the AS/400. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year.

    SERVICES. Services revenue grew 11% to $157.1 million for the quarter ended July 31, 1999 from $141.5 million for the quarter ended July 31, 1998. Services revenue grew 24% to $474.8 million for the nine-month period ended July 31, 1999 from $384.3 million for the nine-month period ended July 31, 1998. This increase was due to higher revenue from consulting, the largest component of services, and maintenance revenue. The increase in consulting revenue was primarily due to prior period license fee revenue, which resulted in demand for implementation services. Support revenue increased during both the quarter and nine-month period compared to last year primarily as a result of the Company's growing installed base of customers and the consistent maintenance renewal rates for existing customers. Training revenue decreased during both the third quarter and nine-month period of fiscal 1999 compared to the same periods last year primarily due to the decrease in license fee revenue in the same periods.

    As a percentage of total revenue, services revenue increased during the third quarter and first nine months of fiscal 1999 compared to the same periods in the prior year. This was primarily due to the timing of services revenue in relation to license fee growth in prior periods. Given the minimal license fee growth in the first quarter and a decline in license fee revenue in the second and third quarter of fiscal 1999 in relation to the same periods a year ago, future demand for services may decline in relation to prior year periods. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers referred to alliance partners for consulting and training services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers attending training courses. There can be no assurance that the Company's services revenue will continue to grow or that the results of operations and financial condition will not be adversely affected in future periods.

    Historically, the Company has been the primary service provider for its customers, either directly or through subcontracted services from its business partners. Subcontracted consulting and training services revenue from business partners increased 11% for the quarter and 33% for the nine-month period ended July 31, 1999 over the same periods in fiscal 1998. Direct services increased 2% for the quarter and 12% for the nine-month period ended July 31, 1999 over the corresponding periods in fiscal 1998. The services revenue generated through subcontracted work accounted for 48% for the quarter and 49% for the nine-month period ended July 31, 1999 of the Company's consulting and training services revenue compared to 46% for the quarter and 44% for the nine-month period ended July 31, 1998.

    In addition to subcontracting out a substantial portion of its services work to business partners, the Company is continuing to pursue a strategy of relying on third-party alliance partners to contract directly with the Company's customers under a referral arrangement for OneWorld implementations and related services. The Company has recently established additional alliances, such as with Andersen Consulting, Deloitte Touche Tohmatsu and Grant Thorton to achieve this objective, and since last year several existing alliance partners began providing significantly more resources to implement OneWorld. However, migration to this services model is taking longer than originally anticipated. While the number of transactions involving the alliance partners who contracted directly with the Company's customers increased during the first nine months of fiscal 1999 compared to the same period last year, the number of implementations referred to alliance partners to date under this arrangement remains relatively limited. To the extent the Company is successful in establishing this strategy and in generating license fee revenue, consulting revenue as a percentage of total revenue is likely to gradually decrease as compared to the previous fiscal year. However, there can be no assurance that the Company will be successful in implementing its strategy.

     REVENUE RECOGNITION. The Company licenses software under non-cancelable license agreements and provides related services, including consulting, training and support. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 in January 1999 and may issue additional interpretations related to SOP 97-2 in the future.

    The Company applied the provisions of SOP 97-2 on a prospective basis for new software transactions entered into from the beginning of the first quarter of fiscal 1999. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations and did not have a significant impact on its current licensing or revenue recognition practices. However, there can be no assurance that additional guidance pertaining to the new standards will not result in unexpected modifications to the Company's current revenue recognition practices which could materially adversely impact the Company's future license fee revenue, results of operations and financial condition.

    Consulting, implementation and training services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Revenue from these services is recorded separately from the license fee. The Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Where software license contracts call for payment terms in excess of twelve months from date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting, implementation and training services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

    COST OF LICENSE FEES. Cost of license fees includes business partner commissions, royalties, amortization of internally-developed capitalized software, documentation and software delivery expenses. The total dollar amount incurred for the cost of license fees decreased 33% to $7.5 million for the quarter ended July 31, 1999 from $11.2 million for the quarter ended July 31, 1998. For the nine-month period, the total dollar amount for the cost of license fees decreased 34% to $20.2 million from $30.5 million for the same period last year primarily due to lower decreased license revenue, royalty expenses and business partner commissions. However, royalties are expected to increase in future quarters as a result of agreements signed in May 1999 with Siebel and Ariba, Inc. for the Company to resell their products. Amortization of internally-developed capitalized software costs decreased 20% for the third quarter and 23% for the nine-month period of fiscal 1999 compared to the same periods of fiscal 1998 as certain software development costs were fully amortized during fiscal 1998. The capitalized OneWorld costs will continue to be amortized through the first quarter of fiscal 2000. Business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful with certain expanded sales channel initiatives and business alliances that would increase expenses and could reduce margins. Software delivery expenses also may increase in future periods primarily due to the opening of a software reproduction and distribution facility located in Dublin, Ireland. Accordingly, the total cost of license fees is likely to increase in future periods.

    Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs, such as the amortization of internally-developed capitalized software development costs, and the portion of the Company's software products that are subject to royalty payments and the amounts negotiated for such royalties. The gross margin on license fee revenue increased to 90.0% for the third quarter of 1999 from 88.6% for the third quarter of last year primarily due to lower royalty and business partner commissions. For the nine-month period ended July 31, 1999, the gross margin on license fee revenue increased to 90.5% from 87.4% for the same period last year, due also to the decrease in royalty expense and business partner commissions. Due to the expected increase in royalties and software delivery expenses, as well as possible increases in other costs, it is likely that the gross margin on license fee revenue will decline over the remainder of fiscal 1999.

    COST OF SERVICES. Cost of services includes the personnel and related overhead costs for services, including consulting, training and support, as well as fees paid to third parties for subcontracted services. Cost of services increased 12% to $101.8 million for the quarter ended July 31, 1999 from $91.3 million for the quarter ended July 31, 1998. For the nine-month period ended July 31, 1999, cost of services increased 25% to $307.8 million from $246.4 million for the same period last year. The increase was primarily due to increased personnel expenses and subcontracted business partner service costs to support the implementation and consulting services as well as an increase in customer support staff. During the first nine months of fiscal year 1999, a larger percentage of consulting and training services revenue was generated through subcontracted work, which increased the related costs compared to the same period last year. The gross margin on services revenue remained relatively constant at 35.2% for both the third quarter and first nine months of fiscal 1999 compared to 35.5% for the third quarter and 35.9% for the first nine months of 1998.

    Generally, the gross margin on support revenue is higher than on consulting and training revenue, and any change in the mix in types of services will affect the gross margin on total services revenue. In particular, the extent to which the Company is successful in establishing its strategy of relying on alliance partners to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on services revenue. However, there can be no assurance that the Company will be successful in implementing its strategy.

    SALES AND MARKETING. Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $89.2 million for the quarter ended July 31, 1999 from $68.3 million for the quarter ended July 31, 1998, representing 38.4% and 28.5% of total revenue, respectively. Sales and marketing expense increased to $242.0 million for the nine-month period ended July 31, 1999 from $180.2 million for the corresponding period last year, representing 35.2% and 28.7% of total revenue, respectively. The increase in expense for both the quarter and nine-month period was primarily the result of additional personnel and increased advertising and promotion costs for the Company's expanded marketing activities. The total number of sales and marketing personnel grew only minimally since the end of the first quarter of fiscal 1999 but increased 52% as of July 31, 1999 compared to a year ago, partially as the result of employees added from The Premisys Corporation and Numetrix acquisitions. The Company added personnel in direct sales and supporting positions during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999 in order to meet the Company's future sales goals, to support the new vertical industry sales force alignment and to address the Windows NT and UNIX market growth opportunities from the OneWorld version of its application suites.

    GENERAL AND ADMINISTRATIVE. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense increased to $21.2 million for the quarter ended July 31, 1999 from $20.6 million for the quarter ended July 31, 1998, representing 9.1% and 8.6% of total revenue, respectively. General and administrative expense increased to $71.1 million for the nine-month period ended July 31, 1999 from $57.3 million for the nine-month period ended July 31, 1998, representing 10.4% and 9.1% of total revenue, respectively. The total dollar amount of expense increased primarily due to an increase in personnel to facilitate expansion of the Company's operations from a year ago. General and administrative expenses as a percentage of total revenue increased primarily due to the lower than expected license fee revenue during the fiscal 1999 periods.

    RESEARCH AND DEVELOPMENT. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, documentation and translations, quality assurance and testing. Research and development expense increased to $27.1 million for the quarter ended July 31, 1999 from $22.4 million for the quarter ended July 31, 1998, representing 11.7% and 9.4% of total revenue, respectively. Research and development expense increased to $78.8 million for the nine-month period ended July 31, 1999 from $63.0 million for the nine-month period ended July 31, 1998, representing 11.5% and 10.1% of total revenue, respectively. The increase was primarily due to a 31% increase in the number of personnel compared to the end of the third quarter last year. This increase in personnel includes approximately 60 employees from the Company's acquisitions of The Premisys Corporation and Numetrix.

    Development resources were primarily devoted to enhancements of both the Company's World and OneWorld application suites during the first nine months of both fiscal 1998 and 1999. The Company ceased capitalizing OneWorld development costs during fiscal 1997 and as a result, there were no software development costs capitalized during fiscal 1998 and minimal amounts capitalized in the first nine months of fiscal 1999. The Company anticipates that future research and development expenses will increase in subsequent periods due in part to the addition of The Premisys Corporation in the second quarter and the Numetrix organization during the third quarter of fiscal 1999. Additionally, the Company is continuing its ongoing product enhancements in e-business and other areas and its integration of modules such as sales force automation and advanced planning and scheduling, utilizing The Premisys Corporation and Numetrix development teams and third-party development alliances such as Siebel and Ariba, Inc.

    AMORTIZATION OF ACQUIRED SOFTWARE AND OTHER INTANGIBLES. Amortization expense of acquired intangibles was related to the acquisitions of The Premisys Corporation in February 1999 and Numetrix in June 1999. Acquired intangible assets consist of capitalized software, in-place workforce, existing customer base and goodwill. The Numetrix acquisition resulted in acquired intangible assets including $32.8 million for capitalized software, $5.3 million for the in-place workforce, $19.9 million for the existing customer base, and $17.8 million for goodwill. Acquired intangible assets associated with the acquisition of The Premisys Corporation include $2.4 million for capitalized software and $5.2 million for the remaining excess purchase price attributed to the in-place workforce. The intangible assets will be amortized over their estimated useful lives of three to four years. The total expense for amortization of acquired intangibles was $3.2 million in the third quarter of fiscal 1999 and $3.6 million for the nine-month period ended July 31, 1999. In future quarters, total amortization charges will increase as a full quarter's impact of both acquisitions is recognized

     IN-PROCESS RESEARCH AND DEVELOPMENT. IPR&D expenses were non-recurring charges in connection with the acquisitions of Numetrix in June 1999 and The Premisys Corporation in February 1999. IPR&D consists of those products which are not yet proven to be technically feasible, but have been developed to a point where there is value associated with them in relation to potential future revenue. In considering IPR&D, only those projects identified as material and that represented breakthroughs in relation to existing technology were valued and recorded as expense. Because technological feasibility is not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned values were expensed immediately upon the closing dates of the acquisitions. IPR&D expenses were $24.0 million in the third quarter of fiscal 1999 and $26.1 million for the nine-month period ended July 31, 1999.

     Numetrix is a leading provider of Internet-enabled supply chain planning software, including demand planning, production scheduling and distribution chain applications, for medium and large manufacturing companies. The Numetrix product suite will be integrated with the Company's existing enterprise application solutions to link customers, suppliers and trading partners in collaborative enterprise networks. Their software modules will also continue to be sold separately. The Numetrix acquisition was accounted for as a purchase, and the Company retained an independent appraiser to assist with assigning fair values to the intangible assets. Specifically identified intangible assets include developed technology, in-process technology, in-place workforce and the existing customer base. The valuations relied on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing both the developed and in-process technology, an income-based approach was determined to best quantify the economic benefits using projections of net cash flows and the risks by applying an appropriate discount rate.

     Numetrix was developing major revisions and enhancements of almost all of the modules of its product suite as of the date of acquisition. A substantial amount of research and development had been completed on a new discrete scheduling product that represents a strategic product designed to address the market for discrete factory planning for middle-market companies. Also underway were the development of a new demand planning module and a new collaborative enabler. Following is a description of the specific nature of each of the new in-process development projects acquired:

o The most significant in-process technology is being designed to offer an operational-level, discrete planning and scheduling solution targeted at the middle market. Numetrix's current solution in the market relies on process scheduling rather than discrete scheduling, and a large technical difference exists between the two types of scheduling. Process scheduling is used by manufacturers in industries, such as paper products and processed foods, with significant capital investment in the machinery compared with the raw material products. These types of industries require production and scheduling systems to coordinate with the interruptible nature of the manufacturing process. In comparison, discrete scheduling is utilized in industries with non-interruptible processes with emphasis on the product materials rather than the machinery, such as computer component manufacturing. The two types of scheduling employ different data models and users in each case require different operating parameters from production scheduling solutions. As of the valuation date the beta release was scheduled for September 1999, and the development was estimated to be nearly 90% complete. This project continues to progress; however, an alpha release is now scheduled in September and the beta release was postponed until December 1999.

o A new demand-planning module was being designed to enhance enterprise-wide collaborative forecasting and to address forecast reconciliation. This application is intended to be marketed as a component of both the Numetrix product suite and the new discrete product. New features of this product include a full forecasting graphical interface which allows for manipulation of variables and inputs to optimize demand planning. As of the valuation date Numetrix was analyzing requirements for the product and had not begun to write code. The first scheduled release was planned for the middle of calendar 2000. As of the acquisition date this module was less than 10% complete. Currently, the project was postponed pending further evaluation by management.

o Another in-process technology, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications that allow real-time, alert-driven collaboration. The product automatically detects changes to data in other applications and instantaneously processes the impact of the changes among applications. It is designed to integrate into the Numetrix product suite solution and offers a more cost-effective solution for messaging optimization as compared to the current technology. The initial product release was scheduled for the middle of calendar 2000, and as of the acquisition date the technology was estimated to be 13% complete. The Company has not changed the product schedule since the acquisition date.

     Both the developed technology and in-process development valuations were based primarily on an income approach that examined all projected revenues and expenses attributable to the assets over the economic life of each. A variation of the income approach that applies a percentage of completion calculation was also used to value in-process technology and this method was used for recording the fair value of in-process development. In this approach, the research and development costs to complete the in-process technology are not deducted as an expense. However, the net cash flows are multiplied by the percentage of completion of the technology. The percentage of completion was based on the development expense spent as of the valuation date as a percentage of the total required development expense for each new product and each new release of the existing products.

     The basis of the financial projections used in the valuation analysis were management projections of the revenue and expenses likely to be realized by Numetrix. Projected revenues were split between developed technology, in-process technology and future technology to be developed subsequent to the valuation date. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS No. 86, SFAS No. 2 and Financial Accounting Standards Board Interpretation No. 4. All expenses associated with those revenues were deducted, including cost of goods sold, sales and marketing, general and administrative expenses and research and development expenses. Allocations of revenue and expenses between developed, in-process and future technology were based on the development schedule of new products and new versions of existing products and the estimated lines of code needed to complete each in-process product phase as provided by Numetrix. Unless otherwise appropriate, these expenses were allocated to developed, in-process and future technology in the same ratio as the revenue. An economic rent for use of other assets was deducted, including the in-place workforce, working capital, fixed assets, trademark and customer base. A royalty rate for the proprietary Distributed Object Messaging Architecture (DOMA) was deducted where appropriate for applications relying on this existing technology. Income taxes were deducted at the estimated effective tax rate for the company. An appropriate discount rate was applied to the projects to calculate the net present value of the developed and in-process technology over their economic lives.

     The valuations used a discounted cash flow analysis of financial projections over the estimated useful lives of the existing technology. After the end of the projection period, no further revenues were assumed and no residual value of the technologies was used. The projected revenue stream by product - developed, in-process and future - was determined by the existing lines of software code and incremental lines of code for future releases of each product. The discount rate was based on the weighted average cost of capital method, and was determined to be 22.5% for Numetrix. This same rate was used for valuing the IPR&D due to the level of risk, which was considered the same as that for the company as a whole. A discount rate of 17.5% was used for Numetrix developed technology due to the lower level of risk.

     Financial projections used to value the intangibles included breakdowns of revenue from license fees, implementation and consulting services and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through Numetrix's fiscal year ending February 28, 2009. Based upon historical data provided by management of Numetrix regarding the rate at which the code base for developed technology would become obsolete, the expected replacement and augmentation of existing software code for each product, as well as the rate at which replacement technology would be developed, a relatively lengthy projection period was deemed appropriate. Significant changes were not anticipated from historical pricing or gross margins. Management anticipates solid revenue growth consistent with historical and projected results of competitors as well as general market expectations for the supply chain management space and especially web-enabled applications such as those currently and expected to be offered by Numetrix. Also, the discrete scheduling product currently under development targets the much larger market of mid-sized manufacturing companies in addition to the company's traditional market of Fortune 500 customers. Operating expenses are also expected to increase significantly but, as a percentage of revenue, are projected to fall closer in line with industry averages consistent with more stable or profitable software companies such as the major ERP providers, including J.D. Edwards, Oracle or SAP. Accordingly, the operating margin is expected to be at a break-even in the current fiscal year and gradually increase through the fiscal year ending February 28, 2009. The appraisal resulted in a value of $24.0 million for IPR&D and $32.8 million for developed technology.

     The Premisys Corporation, a privately-held Illinois corporation, is in the business of providing visual configuration software and consulting services. At the date of acquisition, The Premisys Corporation was developing major enhancements to its CustomWorks product, such as functionality to address setup complexities and quoting. Additionally, The Premisys Corporation and J.D. Edwards had begun developing an interface between CustomWorks and OneWorld under a Product Alliances Partner Agreement entered into by the two companies in August 1997. Technology acquired in the Company's purchase of The Premisys Corporation is currently being fully integrated with OneWorld, furthering enhancements to the Company's SCOREx (Supply Chain Optimization and Real-Time Extended Execution) solution.

     The percentage completion variation of the income approach was also used to value the IPR&D from The Premisys Corporation acquisition based on projected revenues and expenses likely to be realized. However, both a replacement cost approach and market approach were also considered and provided further support for the valuation. The percentage of completion for the in-process technology was based on the development expense spent as of the valuation date as a percentage of the total required development expense. The financial projections include revenues from license fees, implementation and consulting services and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through fiscal year 2003. Charges for other assets were also deducted, including a royalty for the core technology, fixed assets, working capital and other intangibles. Income taxes were deducted at the estimated effective tax rate for the company. A discount rate of 21% was deemed appropriate for the level of risk associated with the development projects. This rate was used over the economic life to calculate the net present value of $2.4 million for the developed and $2.1 million for the in-process technology.

     Management anticipates solid revenue growth consistent with the historical and projected results of competitors as well as general market expectations for the supply chain management space and front office applications such as CustomWorks. Operating expenses are also expected to increase significantly, but are projected to gradually fall in line with industry averages consistent with more established companies such as the major ERP providers, including J.D. Edwards, Oracle or SAP. Accordingly, the operating margin is expected to grow over the next two years but then gradually decline as the developed and in-process products mature.

     The inability of the Company to complete the in-process development projects within the expected schedule could materially impact future revenue and earnings as management believes supply chain solutions such as those offered by The Premisys Corporation and Numetrix are integral to its ability to remain competitive in the extended ERP market.

    OTHER INCOME (EXPENSE). Other income (expense) includes interest income earned on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $4.5 million for the quarter and $15.4 million for the nine-month period ended July 31, 1999 from $4.0 million for the quarter and $11.4 million for the nine-month period ended July 31, 1998. Interest income is expected to decline in future periods as a result of lower cash and investment balances due to the cash layout for the Numetrix acquisition. Other income also increased due to proceeds from a legal judgement received during the second quarter of fiscal 1999. Offset by hedging activities during the current year, foreign currency losses were $1,074,000 and $1,468,000, respectively, during the quarter and nine-month period ended July 31, 1999 compared to a net loss of $796,000 and $1,622,000, respectively, for the quarter and nine-month period ended July 31, 1998. The losses were primarily due to the strengthening of the U.S. dollar against many other currencies during the nine months of both fiscal years.

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

     OTHER DATA REGARDING RESULTS OF OPERATIONS. The impact of the charges for acquired IPR&D costs and amortization of intangibles on the net loss and net loss per share in the fiscal 1999 periods is presented below. This supplemental information does not reflect the Company's results of operations in accordance with generally accepted accounting principles ("GAAP") and it is not intended to be superior to or more meaningful than other information presented herein that was prepared in accordance with GAAP.

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   JULY 31, 1999                   JULY 31, 1999
                                           -----------------------------   ----------------------------
                                           Before IPR&D       After        Before IPR&D       After
                                               and          IPR&D and          and          IPR&D and
                                           amortization    amortization    amortization    amortization
                                           of acquired     of acquired     of acquired     of acquired
                                           intangibles     intangibles     intangibles     intangibles
                                           -----------     -----------     -----------     -----------

     Loss from operations                  $  (14,741)     $  (41,975)     $  (33,339)     $  (63,064)
     Other income (expense), net                3,337           3,337          14,693          14,693
     Provision for (benefit from)
       income taxes                            (4,219)         (5,416)         (6,899)         (9,017)
                                           ----------      ----------      ----------      ----------
     Net loss                              $   (7,185)     $  (33,222)     $  (11,747)     $  (39,354)
                                           ==========      ==========      ==========      ==========

     Net loss per share (1)                $    (0.07)     $    (0.31)     $    (0.11)     $    (0.38)
                                           ==========      ==========      ==========      ==========
     Shares used in computing net loss
       per share (1)                          106,181         106,181         104,875         104,875

(1) Common stock equivalents such as stock options are not included in the computation of the net loss per common share for the fiscal 1999 periods because the effect of including common stock equivalents would be to decrease the reported loss per common share.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 1999, the Company's principal sources of liquidity consisted of $78.5 million of cash and cash equivalents, $313.4 million of short-term and long-term investments and an unsecured, revolving line of credit. No amounts were outstanding under the line of credit during the nine-month periods ended July 31, 1999 or 1998. The Company had working capital of $108.1 million at July 31, 1999 and a current ratio of 1.3 to one. Included in determining such amounts are short-term unearned revenue and customer deposits of $128.2 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital and the current ratio would have been $236.3 million and 2.3 to one, respectively.

    The Company's accounts receivable days sales outstanding ("DSO") was 97 at July 31, 1999 compared to 84 at July 31, 1998. DSO was calculated on a "gross" basis by dividing the quarter-end accounts receivable balance by revenue for the quarter and multiplied by 90. The Company's DSO can fluctuate depending upon a number of factors, including initial payment terms and the length of time receivables are outstanding, the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting The Company's Business, Operating Results and Financial Condition -- Quarterly Financial Results are Subject to Significant Fluctuation."

    The Company used $27.8 million in cash for operating activities during the nine-month period ended July 31, 1999 compared to generating $91.5 million in cash during the nine-month period ended July 31, 1998. The decrease in operating cash flow was due to the net loss for the fiscal 1999 period before acquired IPR&D and cash payments for liabilities, prepaid and other assets, somewhat offset by collections of accounts receivable.

    The Company used $103.3 million in cash for investing activities for the nine-month period ended July 31, 1999 compared to $181.5 million for the nine-month period ended July 31, 1998. Net cash payments totaled $94.8 million for the Numetrix acquisition during the third quarter of fiscal 1999. The Company purchased The Premisys Corporation for a net cash payment of $4.3 million and shares of J.D. Edwards' common stock valued at $3.2 million during the second quarter of fiscal 1999. During fiscal 1998, the primary investing activity was the purchase of short- and long-term debt and equity securities. The decrease from the prior year was primarily due to the investment of the remaining IPO proceeds during the first quarter of 1998. During the first nine months of both fiscal years, the Company purchased furniture, fixtures and equipment necessary to support its increased headcount and expanding operations.

    Financing activities provided $30.0 million in cash during the first nine months of fiscal 1999 compared to $43.2 million for the same period last year from exercises of common stock options and the Employee Stock Purchase Plan. The Company issued a total of 3.8 million shares of common stock through employee stock plans during the first nine months of fiscal 1999. The Company did not have other significant net financing activities for the first nine months of fiscal 1999 or during the same period last year.

    The Company leases three corporate headquarters office buildings and has entered into agreements to lease one additional building currently being constructed on land owned by the Company once construction is completed. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $127.6 million in purchase and construction costs through a combination of equity and debt. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At July 31, 1999, investments totaling $111.5 million were designated as collateral for these leases.

    In August 1999, the Company authorized the repurchase of up to eight million shares of the Company's common stock under a share repurchase plan. The plan is designed to partially offset the effects of share issuances under the stock option and employee stock purchase plans. The number of shares to be purchased and the timing of purchases will be based on several factors, including the level of stock issuances under the stock plans, the price of J.D. Edwards' stock, general market conditions and other factors. Stock repurchases may be effected from time to time at management's discretion through forward, put and call transactions, or open market purchases.

    Management believes its cash and cash equivalents balance, short-term and long-term investments, funds generated from operations and amounts available under existing credit facilities will be sufficient to meet its cash needs for at least the next twelve months. The Company may continue to use a portion of its short-term and long-term investments to acquire businesses, products or technologies that are complementary to those of the Company and its plans to acquire treasury stock. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

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

    To address the company-wide internal Year 2000 readiness activities, the Company established a corporate readiness program during fiscal 1998 to coordinate efforts already then underway in the information technology ("IT") and software development departments and to expand the program to include all business functions and geographic areas. The program is addressing internal operational and financial risks as well as those associated with business partners and other third parties. Status reports on this program are periodically presented to the Company's senior management and to the audit committee of the board of directors.

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

    Certain custom software applications used internally are not yet Year 2000 ready, and the Company plans to finish the programming of needed revisions, testing and implementation by October 1999. An internal upgrade to product versions of third-party software that are Year 2000 ready is also expected to be completed by October 1999. Additionally, the Company is working with all service providers to protect its operations from the potential effects of a third party failing to become Year 2000 ready.

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

        4) Resolution-- Decide which systems to replace, retrofit or retire; initiate conversion to systems that are Year 2000 ready.

        5) Testing -- Obtain assurance that conversions were completed properly and that the systems and processes will function correctly; finalize contingency plans.

        6) Deployment -- Implement new or modified systems and processes back into normal production; implement contingency plans where appropriate.

    Overall, the Company has nearly completed addressing the issues identified in its readiness program, excluding any issues related to the current versions of its proprietary software products which management believes to be generally Year 2000 compliant. The Company has completed 100% of the awareness, inventory, assessment, and resolution phases, 95% of the testing phase and 92% of the deployment phase in its readiness of IT systems. In relation to its state of readiness for non-IT areas and issues related to third parties with which the Company has a material relationship, the Company has completed substantially all of the first five phases and 91% of the deployment phase. Management expects to be substantially Year 2000 ready company-wide no later than December 1999.

    COSTS. The Company estimates the direct costs to remediate Year 2000 issues will total less than $2.0 million and does not anticipate such costs will have a material impact on its results of operations. As the Company has neared completion of its readiness program, the estimate of total costs decreased. Initial estimates included amounts for equipment and systems that have now been assessed and/or tested to be Year 2000 ready and that did not need to be replaced. The estimated costs include the budget for the Company's corporate readiness programs, IT and non-IT costs, including legal expenses, and expenses associated with a field readiness task force and equipment purchases. Such costs do not include an estimate for labor, overhead or other resources that are associated with the impact of Year 2000 compliance but not directly involved in the project and also not expected to have a material impact on results of operations. To date, the direct costs incurred to remediate Year 2000 issues are approximately $1.3 million.

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

    Significant uncertainty exists in the ERP software industry concerning the potential effects associated with Year 2000 readiness. Management believes that customers and potential customers purchasing patterns are being affected in a number of ways, and the current slowing in license fee growth may be primarily due to such changes. Many companies have already expended significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Additionally, it is possible that certain of the Company's customers are purchasing support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many potential customers may defer purchasing Year

2000 ready products as long as possible, accelerate purchasing such products, switch to other systems or suppliers, or purchase the Company's products only as an interim solution. Although the Company currently offers software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

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

    CONTINGENCY PLANS. As part of the six-step process previously outlined, specific contingency plans were developed in connection with the assessment and resolution to the mission critical risks identified. Such planning is complicated by the risk of multiple Year 2000 problems and the fact that many of the Company's risks reside with third parties who may not successfully address their own risks. However, the Company has currently established certain contingency plans for both IT and non-IT systems, and it is continuing to develop such plans regarding the identified mission critical functions. Such plans include backup power for the Company's facilities, explicit manual "workaround" procedures and the identification of key contacts worldwide who will be responsible for addressing specific issues and implementing such plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company will be required to apply recently issued accounting standards in its future consolidated financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," provides additional guidance regarding software revenue recognition. The Company has determined that the adoption of these recently issued standards will not have a material impact on its financial condition or results of operations. SFAS Nos. 131 and 132 are effective for disclosures to be included in the Company's financial statements for the fiscal year ending October 31, 1999. SOP 98-9 will be effective for the Company's first quarter of fiscal 2000. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001.

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

    LIMITED DEPLOYMENT OF ONEWORLD AND ENTRANCE INTO NEW MARKETS. We first shipped the OneWorld version of our application suites in late calendar 1996, and as of July 31, 1999, over 400 of our customers had implemented OneWorld. Our revenue growth depends on our ability to market OneWorld and to license it to new customers. We do not anticipate generating much OneWorld license revenue from our current WorldSoftware users. We have also found that it takes longer to implement OneWorld than WorldSoftware. We believe that certain new customers may not license OneWorld or may find it difficult to implement OneWorld because:

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

    UNCERTAINTY OF NEW BUSINESS AREAS. The Company has recently expanded its technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There can be no assurance that the Company will compete effectively or will generate significant revenues in these new areas or that the Company will be able to provide a product offering that will satisfy new customer demands in these areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry.

    COMPETITION. We compete in the ERP software solutions market. This market is highly competitive, subject to rapid technological change and significantly affected by new products. Our products are designed and marketed for the AS/400 and the NT and UNIX platforms. We compete with a large number of independent software vendors including:

    o companies offering other products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft (SAP), Baan Company N.V. (Baan), PeopleSoft, Inc. (PeopleSoft) and Oracle Corporation (Oracle)

    o companies offering other products on the AS/400 platform, such as System Software Associates, Inc., Mapics, Inc. and Infinium Software, Inc.

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

    COMPANY DEPENDENCE ON IBM AS/400 PLATFORM. We continue to be dependent upon the market for software products on the IBM AS/400 platform. Most of the revenue for fiscal 1997 and a substantial portion for 1998 was derived from the licensing of our software product and related services for the AS/400 market. However, during the first three quarters of fiscal 1999, our percentage of revenue from the AS/400 continued to decline as our percentage of revenue from the non-AS/400 market continued to increase.

We will continue to offer enhanced software products for the AS/400 market, but there is no guarantee that our customers will buy or support these enhanced software products.

    The AS/400 market is expected to grow at a minimal rate and there can be no assurance that it will grow at all in the future. Our future growth depends, in part, on our ability to gain market share. There can be no assurance that we can maintain or increase our relative share of the AS/400 market. As we continue to focus more on our OneWorld software version, it may become more difficult to gain market share with the AS/400 users. We introduced OneWorld, our software version that runs on leading NT and UNIX servers as well as on the AS/400, in late calendar 1996. If we lose AS/400 installed base customers or AS/400 market share, we may suffer material adverse affects to our business, operating results or financial condition.

    INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS. We market and sell our products in the United States and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 43 international sales offices located throughout Canada, Europe, Asia, Latin America and Africa. We intend to continue to substantially expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization and marketing of our products in foreign markets, and the development of relationships with international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, our business, operating results and financial condition could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

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

    A significant portion of our revenue is received in currencies other than United States dollars and as a result we are subject to risks associated with foreign exchange rate fluctuations. We have recently broadened our foreign exchange hedging activities to limit our exposure risk. In the third fiscal quarter of 1998 and 1999, we incurred foreign exchange losses of approximately $796,000 and $1,074,000, respectively. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not a have a material adverse effect on our business, operating results or financial condition.

    INTEGRATION OF NUMETRIX AND THE PREMISYS CORPORATION ACQUISITIONS. The inability of the Company to complete the in-process development projects within the expected schedule could materially impact future revenue and earnings as management believes these supply chain solutions are integral to its ability to remain competitive in the extended ERP market.

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

    OTHER RISKS. For a more complete description of risk factors see "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

    FOREIGN CURRENCY EXCHANGE RATES. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first nine months of fiscal 1999, 38% of the Company's total revenue was generated from its international operations, and the net assets of the Company's foreign subsidiaries totaled 12% of consolidated net assets as of July 31, 1999. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly-owned subsidiaries in Europe, Africa, Asia, Canada and Latin America. These foreign subsidiaries use the local currency or, more recently in Europe, the euro as their functional currency as sales are generated and expenses are incurred in such currencies.

    The Company enters into forward foreign exchange contracts to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Such hedging activities cannot completely protect the Company from the risk of foreign currency losses due to the number of currencies in which it conducts business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. At July 31, 1999, the Company had approximately $38.8 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency.

    The Company prepared sensitivity analyses of its exposures from forward foreign exchange contracts as of July 31, 1999 to assess the impact of hypothetical changes in foreign currency rates. The Company's analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At July 31, 1999, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1998. A 10% adverse change in foreign currency rates from the July 31, 1999 rates could result in approximately a $2.5 million effect. Due to the Company's slowing revenue growth and management's revised expectations for fiscal 1999 operating results, such an adverse change could result in a material impact to the Company's results of operations, cash flows and financial condition for a future quarter and the full fiscal year ending October 31, 1999.

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

    The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment and borrowing levels for fiscal 1999 to assess the impact of hypothetical changes in interest rates. At July 31, 1999, there was not a material change in the sources or the estimated effects of interest rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1998. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the July 31, 1999 rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows or financial condition for the fiscal year ending October 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On September 2, 1999, the Company learned that a shareholder class action had been commenced in the United States District Court for the District of Colorado on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover damages on behalf of all purchasers of J.D. Edwards common stock during the class period.

    The Company believes the complaint is without merit and will vigorously defend itself and certain of its officers and directors against such compliant. The Company is currently unable to determine the ultimate outcome or resolution of the complaint or whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations or estimate reasonably the amount of loss, if any, which may result from resolution of this matter.

    In addition, from time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, in the opinion of management, the adverse outcome of any such current legal proceedings, other than as discussed above, would not have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.13 Share Purchase Agreement by and among J.D. Edwards & Company, J.D. Edwards Nova Scotia Company, Numetrix Limited, Numetrix Holdings B.V., Numetrix Holdings, S.A., The St. Michael's Trust Corporation, as Trustee of the Schegili Trust, and Josef J. Schengili

    27.1     Financial Data Schedule

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    J.D. EDWARDS & COMPANY


                                    By: /s/ RICHARD E. ALLEN
                                        ----------------------------------------
                                    Name: Richard E. Allen
                                    Title: Chief Financial Officer, Senior Vice
                                    President, Finance and Administration and
                                    Director (principal financial officer)

Dated: September 13, 1999


                                    By: /s/ PAMELA L. SAXTON
                                        ----------------------------------------
                                    Name: Pamela L. Saxton
                                    Title: Vice President of Finance, Controller
                                    and Chief Accounting Officer
                                    (principal accounting officer)

Dated: September 13, 1999

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

 10.13       Share Purchase Agreement by and among J.D. Edwards & Company,
             J.D. Edwards Nova Scotia Company, Numetrix Limited, Numetrix
             Holdings B.V., Numetrix Holdings, S.A., The St. Michael's Trust
             Corporation, as Trustee of the Schegili Trust, and Josef J.
             Schengili

 27.1        Financial Data Schedule