Form 10-K
period 1999-10-31
EDWARDS J D & CO
filed 2000-01-26
CIK 798757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 14, 2000, there were 108,245,698 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on January 14, 2000) was approximately $3.5 billion. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on March 29, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards' industry, management's beliefs, and certain assumptions made by J.D. Edwards' management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting the Company's Business, Operating Results, and Financial Condition" on pages 14 through 24. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

     J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product names used herein are trademarks or registered trademarks of their respective owners.

ITEM 1. BUSINESS

OVERVIEW

     J.D. Edwards develops, markets, and supports enterprise software and supply chain computing solutions that enable customers to translate ideas into practical realities quickly and efficiently using the Company's Idea to Action(TM) software. The Company's integrated applications deliver e-business solutions that give customers control over their front office, manufacturing, logistics/distribution, human resources, finance, and customer service management processes for the consumer products, industrial, and services industries. J.D. Edwards enables Idea to Action with ActivEra(TM), a collection of tools and technologies that extends J.D. Edwards OneWorld(TM) and WorldSoftware(TM) enterprise business software and its supply chain planning solutions. ActivEra allows customers to change their software quickly and easily during and after implementation.

     The Company has developed and marketed enterprise software solutions for over 20 years, principally for operation on AS/400 and other IBM mid-range systems and, more recently, for multiple computing environments, including Windows NT(R), UNIX(R), and OS/400(R) that are Java(TM) and HTML enabled. The Company also provides implementation, training, and support services designed to enable customers to rapidly achieve the benefits of the Company's solutions. J.D. Edwards operates primarily in the United States, Europe, Africa, Canada, Asia, and Latin America.

     J.D. Edwards' family of application suites is designed to improve most organizations' core business processes and supply chain management. In addition, the Company extends its application suites to address certain vertical markets with specific configurations, templates, and additional software features designed to meet the business needs of particular industries. The Company offers two versions of its application suites -- OneWorld and WorldSoftware. OneWorld incorporates the Company's Configurable Network Computing(TM) (CNC) architecture and operates on leading NT and UNIX servers, as well as the AS/400 platform. Through its CNC architecture, the Company's enterprise software is specifically designed to enable customers to make business changes quickly and easily. The Company believes its network-centric CNC architecture provides a valuable extension beyond traditional client/server architectures by masking complexity, lowering cost of change, and facilitating greater scalability. WorldSoftware operates in a host-centric environment on the AS/400 platform. With the addition of the WorldVision(R) thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface. In addition, OneWorld and World-

Software are capable of operating together in a unified enterprise-wide environment. The Company also provides OneWorld and WorldSoftware toolsets to enable rapid implementation, customization, and modification of its application suites.

     The Company distributes, implements, and supports its products worldwide through 62 offices and has more than 300 third-party business partners, including sales and consulting partners with offices throughout the world. To date, the Company has more than 5,500 customers with sites in over 110 countries.

     The Company completed two acquisitions during the fiscal year ended October 31, 1999. On February 26, 1999, the Company acquired The Premisys Corporation, a privately held Illinois corporation that provides visual configuration software and consulting services. Technology acquired from The Premisys Corporation is integrated with OneWorld, the Company's multi-platform solutions. On June 16, 1999, the Company completed an acquisition of privately held Numetrix Ltd., a Toronto-based provider of Internet-enabled supply chain planning software. The first phase of integration of OneWorld and the Numetrix product suite was completed in fiscal 1999, and the second phase will be completed during fiscal 2000.

     The Company was incorporated in Colorado in March 1977 and was reincorporated in Delaware in August 1997. The Company's principal executive office is located at One Technology Way, Denver, Colorado 80237, and its telephone number is 303/334-4000. The Company's home page can be located on the World Wide Web at www.jdedwards.com. Except as otherwise noted herein, all references to "J.D. Edwards" or the "Company" shall mean J.D. Edwards & Company and its subsidiaries.

J.D. EDWARDS IDEA TO ACTION AND ACTIVERA

     One of the problems with complex enterprise software systems is that once installed or implemented, the system becomes difficult to modify. In today's changing business environment, a customer's inability to change its business processes can be an impediment to growth. The Company's unique Idea to Action concept enabled through ActivEra, a collection of tools and technologies that extends the capabilities of the Company's solutions, enables customers to change their technology as their business practices change and evolve. ActivEra provides an unprecedented level of enterprise power, control, and simplicity so that companies can take immediate action on real-world events in real-time. ActivEra refocuses the emphasis of enterprise software on solving real-world business problems.

J.D. EDWARDS' STRATEGY AND CUSTOMER BENEFITS

     The Company's solutions are designed to provide customers with enterprise software systems that continue to be the solution in the face of ongoing change. J.D. Edwards solutions offer the following customer benefits:

 Deliver and Support Comprehensive Solutions for Global Enterprises

     The Company's enterprise business software supports an organization's core business processes through a family of application suites, including manufacturing, distribution/logistics, human resources, finance, and customer service management. These application suites are designed to enable a customer to integrate business information across its organization and throughout its supply chain; accommodate diverse business practices across a geographically dispersed organization; and support multiple languages, currencies, and countries. The Company's experienced service organization provides training, support, and a tested methodology to enable rapid implementation of J.D. Edwards enterprise software solutions.

 Facilitate Changes in Technology and Business Practices

     The Company's CNC architecture is designed to mask the complexities of underlying platform technologies, thus enhancing agility and simplifying software modification. Using the Company's highly flexible software toolset, customers can modify the Company's application suites to accommodate their business practices without regard to the underlying hardware, software, and network technologies. By masking the complexity of the underlying technology, the Company's CNC architecture facilitates the incorporation of new technologies and enables customers to modify business practices without extensive low-level software code modification or support.

     Changes in business practices may require system modifications, and the J.D. Edwards ActivEra technology offers discrete applications or utilities that facilitate changes to the system and allow companies to quickly react to changes in their business. The Company plans to continue to enhance this technology both internally and through third parties over the next several years. Third-party developed technology will be designed to "snap in" and operate within the Company's application suites. The Company has developed this functionality for both the business professional and technology professional that allow these individuals to make changes to the system independently.

 Provide Technology Choices for Different Market Segments

     Customers can select between two versions of the Company's application suites. The Company provides its OneWorld version to customers who want the accessibility of information and ease of use typically associated with client/server systems, without the burdens often associated with these complex systems. OneWorld's object-based technology is designed to enhance programmer productivity, facilitate modification of business practices, and leverage network scalability. OneWorld, introduced in late 1996, operates on leading NT and UNIX servers, in addition to the AS/400 platform. OneWorld is also Java and HTML enabled, delivering full functionality to the web. The Company offers its WorldSoftware version to customers who seek the reliable performance and the lower cost of ownership associated with host-centric systems. By offering two versions of its software, the Company addresses different segments and allows customers to maintain consistent business functionality while combining different technologies to meet their specific requirements.

  Preserve and Extend Customer Investment

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

  Lower Cost of Ownership

     The Company's enterprise business software solutions are designed to reduce overall cost of ownership through a combination of advanced technology and comprehensive service and support. The Company's CNC architecture is specifically designed to enable customers to change business practices or technology environments without significant costs or business interruptions. In addition, the Company's OneWorld software version is platform independent, allowing customers to select the best price and performance solutions from multiple hardware and software suppliers. The Company also offers implementation services and support enabling more rapid deployment of the Company's enterprise software solutions, thus reducing customers' overall cost of ownership.

  Establish Long-term Customer Relationships

     The Company has designed its enterprise software solutions with broad business functionality and flexibility to reduce the need for significant custom modifications. By minimizing custom modifications, the customer's ability to benefit from subsequent releases is enhanced, as is the Company's ability to support the software as implemented. The Company's investment in worldwide customer support services and user groups facilitates customer communication and feedback, enhancing customer satisfaction. This focus on standard software functionality and flexibility and its investment in customer support and user groups contributes to long-term customer relationships.

ACTIVERA SOLUTIONS

     With ActivEra Solutions, the agility that the Company has offered with its enterprise application suites was expanded to include the full range of business processes shared with customers and partners throughout the supply chain. ActivEra Solutions allow customers to make rapid changes to their business, maximizing the competitive advantage that comes from responsiveness. The elements of the Company's ActivEra Solutions have a component-based architecture with an openness to third-party technologies that the Company offers through strategic product alliance partnerships or that it has acquired through its recent acquisitions of The Premisys Corporation and Numetrix. Additionally, certain suites contain self-service solutions for customers, suppliers, and employees making collaboration easier.

  Active Foundation/OneWorld

     J.D. Edwards Active Foundation provides the infrastructure for J.D. Edwards ActivEra Solutions in OneWorld. It comprises the integrated tools, advanced middleware, and reusable business objects that speed solution development, deployment, and maintenance. The Active Foundation is Web-capable, making the information and capabilities within the enterprise available anywhere, anytime over the Internet. The Active Foundation component architecture maximizes flexibility and performance while separating business logic from underlying technology.

  Active Enterprise/Application Suites

     J.D. Edwards Active Enterprise provides the agile software required to conduct business in the global economy. This solution, an Internet-capable suite of applications, enables day-to-day operations and individual capabilities and cross-functional processes that can be added and configured, as needed, both before and after implementation by the business user. With J.D. Edwards Active Enterprise, organizations are able to quickly adapt operations and processes as their organizational structure, employee workplace, and supplier and customer business relationships change. J.D. Edwards Active Enterprise gives companies the power to optimize their essential assets by helping them manage change.

     Cross-industry Application Suites. The Company's family of application suites includes manufacturing, distribution/logistics, human resources, finance, and customer service management. The Company's application suites accommodate different business practices across a geographically dispersed organization, as well as multiple languages, currencies, and countries. Each suite can operate on a stand-alone basis or can be integrated with other J.D. Edwards suites and selected third-party applications and systems. The majority of the Company's customers deploy multiple application suites.

     The Company's application suites are licensed under perpetual, fully paid licenses. The prices for such licenses are based on the functionality of the application suite and the number and type of licensed users. Customers pay a base amount per application suite plus a per user amount.

     The following is a description of each application suite and the business processes that each addresses:

     - Manufacturing. The Company's manufacturing application suite is designed to enable organizations to optimize their manufacturing operations resources within a single plant or across multiple locations and to provide information links to other departments within the organization. This suite offers customers everything from product configuration to enterprise facilities planning to position themselves for the challenges faced in manufacturing operations.

     - Distribution/Logistics. The distribution/logistics process continues to face increasing demand for the fast delivery of a company's products, emphasis on value-added services, and pressure to control costs. J.D. Edwards' distribution/logistics application suite is designed to address these changing needs. This suite offers an extensive breadth and depth of functionality that allows companies to meet their customers' demands. The distribution/logistics suite includes features that enable companies to manage their warehouses, inventory, and transportation for a single site or multiple sites around the world.

     - Human Resources. The human resources department requires efficient solutions to meet its complex information needs. J.D. Edwards' human resources application suite is designed to maximize the contributions of a company's human resources staff. This suite enables companies to change operational processes to support shifting business strategies, as well as eliminate redundancies while providing immediate access to on-line information.

     - Finance. The expanding markets and changing processes of today require flexible financial practices. The Company's finance application suite is designed to provide structure, security, and the ability to audit a company's financial systems without limiting the company's ability to respond to operational and market changes. The application suite provides a central repository of financial information with simplified transaction processing. This suite enables companies to respond to the latest changes in management and market trends.

     - Customer Service Management. The customer service management suite allows the Company's customers to communicate customer service information across the supply chain from a single information source, tailor a response to the needs of their customers, and streamline processes for increased productivity and rapid identification of new service opportunities. With CSM, the Company's customers receive the flexibility to manage workflow for the unique and changing requirements of their customers. CSM offers customer information management, installed-base management, service contract management, call center management, service order management, flexible reporting, and online inquiry.

     Vertical Market Applications. The Company has significant vertical market experience and expertise through developing, selling, and deploying enterprise software solutions for over 5,500 customers across a variety of industries. The Company has a strategic focus on select vertical markets directed at better addressing those customers' needs. The Company's vertical focus offers customers more finely tailored solutions, faster implementation, and broader industry-specific expertise. The Company believes that by aligning the sales and support organizations along vertical lines it will be able to broaden specific industry offerings and better enable customers to quickly react to business changes. The Company currently provides industry-specific solutions to the following industry sectors:

     - Consumer Products. The consumer products sector focuses on consumer-packaged goods, pharmaceuticals, and energy and chemical solutions.

     - Industrial. The industrial sector focuses on high technology and electronics, industrial fabrication and assembly, automotive supply, and other industrial solutions.

     - Services. The services industry sector focuses on engineering, architecture, construction, real estate, mining, and public services solutions.

     The Company plans to continue its strategy of customizing application suites and templates for vertical markets, as well as building in best business practices. The Company also offers industry-specific training and services to these markets.

  Active Customer Relationship Management

     J.D. Edwards Active Customer Relationship Management is a collection of applications for managing all phases of the customer life cycle, from marketing to sales and service. Active CRM automates customer interactions so that organizations can concentrate on boosting sales, building additional market share, and improving customer retention. Comprised of industry-proven solutions, Active CRM can change as quickly as an organization's business requires.

     The Company's customer service management suite is the first of the three components of Active CRM. This suite allows the Company's customers to communicate customer service information across the supply chain from a single information source, tailor a response to the needs of their customers, and streamline processes for increased productivity and rapid identification of new service opportunities. Customers receive the flexibility to manage workflow for the unique and changing requirements of their own customers. CSM offers customer information management, installed-base management, service contract management, call center management, service order management, flexible reporting, and online inquiry.

     J.D. Edwards CustomWorks is a visual sales configurator that is integrated with OneWorld. It allows products to be visually configured to customer specifications in real-time. CustomWorks allows companies to deploy product knowledge in the field, reduce quote and sales cycle times, eliminate costly configuration errors, and accelerate customer communication. CustomWorks combines data modeling, computer-aided design drawings, and flexible interfaces to automate the product configuration process and the generation of technical documents during the sales cycle and beyond.

     J.D. Edwards' partnership with Siebel Systems, Inc. complements the CRM capabilities of the Company's Customer Service Management System and visual configurator, CustomWorks. The Company joined forces with Siebel to provide customers with a high-performance sales force automation solution. This solution integrates Siebel's Web-based front-office software with OneWorld, which allows companies to fully integrate their supply chain and deliver real-time e-business solutions. With software solutions from J.D. Edwards and Siebel, customers can:

     - gain a complete view of their customers' life cycle

     - extend their supply chain to customers

     - integrate agencies, call centers, and alternate channels

     - access Siebel eChannel, a dynamic forecasting tool that keeps the front office in sync with its global distribution channels

     This application functionality can be provided directly via the Internet and displayed through a Web-browser, thus minimizing application deployment and maintenance costs. By helping companies to integrate their sales force information, J.D. Edwards and Siebel make it easier to measure, maintain, and track sales strategies.

     Active CRM allows companies to maximize the value that customer information adds to the business. In addition, the Company's ActivEra Portal allows organizations to differentiate their offerings with personalized information and transactions for their own customers and partners.

  Active Procurement

     Active Procurement enables organizations to realize a rapid return on investment by automating many of their paper-based processes and providing the ability to collaborate with vendors and suppliers in real-time. Active Procurement -- comprised of J.D. Edwards E-Procurement, Travel and Expense Management, and Supplier Self-Service applications -- assists companies in streamlining many of their business processes. In addition, the Company's Numetrix xtr@ solution better enables customers to synchronize production schedules with material suppliers and contract manufacturers. Designed with the Company's flexible architecture, Active Procurement can easily change to accommodate new business processes and help to improve the efficiency of day-to-day operations.

     J.D. Edwards and Ariba, Inc. have teamed up to provide companies with the J.D. Edwards E-Procurement solution. This solution connects buyers to suppliers, provides access to logistics information, and takes advantage of the latest electronic payment technologies to integrate business into the global electronic economy. J.D. Edwards E-Procurement is a complete operating resource management system that allows companies to streamline the procurement of goods and services by:

     - establishing preferred suppliers and products through boundaries determined by price, item, and vendor

     - reducing the number of employees required to process, track, and approve transactions

     - decreasing cycle time, which allows employees to have the supplies and services they need when they need them

     With J.D. Edwards E-Procurement, companies can better manage their internal business operations and take advantage of business-to-business e-commerce for rapid and efficient transactions with suppliers and reduce the time and cost for purchasing operating goods and services.

  Active Supply Chain

     J.D. Edwards Active Supply Chain integrates agile planning and execution software into one comprehensive supply chain management solution. This solution is designed to integrate and extend a company's business lifecycle and execute tailored supply chains for individual customers. The Company's functionally rich components and advanced architecture provide customer focused supply chain solutions that allow companies to understand the changing requirements of their customers and then make the changes to their business to meet those customer requirements. J.D. Edwards Active Supply Chain gives companies the capability to take an order, price it, manufacture it, source it, package it, and ship it the way the customer wants. Through xtr@, J.D. Edwards Active Supply Chain contains Web-capable processes, messaging, and deployment that are configurable during and after implementation to support and adapt to an organization's essential supply chain relationships. J.D. Edwards xtr@ helps customers optimize their global supply chain by leveraging the power of the Internet, and it allows for optimization of the supply chain across the entire enterprise. The xtr@ solution enables customers to construct channels of collaboration, helping them to share real-time accurate and appropriate information across supply/demand networks and extend the supply chain solution to the Internet. By extending supply chain planning to the Internet, customers can deliver products for a lower cost.

RECENT DEVELOPMENTS IN J.D. EDWARDS E-BUSINESS

  Partnerships

     As part of its strategy to expand its full supply chain solution, the Company recently signed agreements to form additional strategic relationships, including the following:

     - Proforma Corporation. In November 1999, the Company signed an agreement with Proforma Corporation to enhance its Active CRM. Proforma will provide business process modeling to improve an organization's ability to react to their changing business needs.

     - Tradex Technologies. In December 1999, the Company entered into a strategic agreement with Tradex Technologies to further invest in its future business-to-business solutions. Tradex specializes in digital marketplaces and trading communities. This relationship allows J.D. Edwards to resell the Tradex Commerce Center Platform in the U.S. and allows J.D. Edwards to utilize the Tradex digital marketplace platform in developing its own trading communities for vertical markets.

     - Extensity, Inc. In December 1999, the Company entered into a reseller agreement with Extensity, Inc., to offer Internet application solutions for e-business employees. J.D. Edwards will resell Extensity's automated travel and expense reporting software, which is designed to improve employee productivity and operational efficiency.

  Application Hosting Services/JDe.sourcing

     In January 2000, the Company announced a new business initiative for its application hosting solution. JDe.sourcing provides application hosting services directly to an organization anywhere in the world. With this application hosting service, J.D. Edwards e-business software resides at, and is accessed through the Internet from, a centrally located and managed data center. This allows an organization to take full advantage of the J.D. Edwards flexible e-business solutions, while leaving the task of maintaining the system to others. In addition, organizations can access a customer-centric environment that allows direct access to J.D. Edwards' partners. JDe.sourcing allows organizations to assemble a comprehensive Internet-enabled solution without dedicating their own resources.

THIRD-PARTY BUSINESS PARTNERS

  Platform Partners

     J.D. Edwards is able to provide its customers with system configuration benchmarking standards and pre-engineered network solutions through its platform partners. Each partner has personnel who can provide customers with customized sizing and configuration support for large or unusually complex configurations.

  Consulting Alliance Partners

     The Company has established relationships with some of the world's foremost consulting companies to provide both technology and application implementation support. These global partners provide expertise in business process reengineering and possess a broad range of knowledge in diversified industries. The Company's consulting alliance partners have dedicated service organizations to manage every aspect of a customer's implementation.

  JDe.sourcing Partners

     The JDe.sourcing initiative comprises selected application service provider
(ASP) partners with unique vertical industry expertise. These ASP partners are differentiated according to industry or customer size, business process support, and market reach.

  International Sales and Service Partners

     International sales and service partners strengthen the Company's worldwide presence with sales and support services in areas without a direct J.D. Edwards presence. They also maintain a value-added reseller program to complement their direct offices, enhancing coverage of the small to medium enterprise market.

  Genesis Channel Partners

     The Company's solution for small emerging companies, the Genesis Channel, extends J.D. Edwards' presence in the market of organizations with $100 million or less in annual revenue. The Genesis Partners offer the full J.D. Edwards solution, as well as the entire complement of sales, service, and support in their respective areas.

  Implementation Support Partners

     The Company seeks to provide its customers with high-quality implementation services in the most efficient and effective manner. In some cases where the Company itself does not provide implementation services, it subcontracts such services through third parties. The Company also has relationships with a number of third-party implementation providers that contract directly with customers for the implementation of the Company's software. The Company selects these third-party providers carefully to ensure that they have the ability and knowledge to represent the Company and implement its enterprise business software solutions properly. Providers receive extensive training regarding the Company's application suites and its implementation process. In addition, the Company evaluates these providers on a regular basis to ensure quality service and support to its customers. The Company continues to move toward reliance on more third-party implementation providers to contract directly with customers for the implementation of the OneWorld version of its applications suites. These relationships will enable the Company to provide implementation services through third-party personnel with extensive client/server expertise, while expanding its service capacity, focusing on license fee revenue generation, and concentrating its own service resources on those activities it can perform most efficiently. The Company believes that this direct and third-party customer service strategy will enable it to deliver comprehensive and timely services worldwide.

  Product Alliances Partners

     One of the Company's ongoing goals is to form relationships with organizations whose products enhance the J.D. Edwards solutions. This allows the Company to manage development costs, while at the same time more quickly offering its customers the broadest spectrum of products and services needed. The Company's product alliance partners allow customers to benefit from well-rounded solutions and the assurance of compatible technology and qualified support. The Company currently has over 70 product alliance partners.

  Hardware Remarketers

     J.D. Edwards has established relationships with authorized hardware remarketers. These remarketers possess the quality and proficiency required to sell hardware platforms optimized for a OneWorld environment. The Company's hardware remarketers take the lead in providing specialized knowledge and training in J.D. Edwards' applications, hardware requirements, and technical support.

TECHNOLOGY

  Architecture

     The Company offers two versions of its application suites -- OneWorld and WorldSoftware. OneWorld incorporates the Company's CNC architecture and operates on leading NT and UNIX servers, as well as the AS/400. One World is also Java and HTML enabled, delivering full functionality to the web. WorldSoftware operates in a host-centric environment on the AS/400 platform. In addition, OneWorld and WorldSoftware are capable of operating together in a unified enterprise-wide environment.

     OneWorld is an object-based, event-driven technology designed to provide the information access and other user benefits of traditional client/server systems while masking complexity and accommodating future change. OneWorld's CNC architecture enables the deployment of a single version of an application across a network, regardless of the underlying technologies.

     The CNC architecture consists of three components: the application layer, the toolset layer, and the technology layer.

     The OneWorld application layer contains the specific business functionality of the OneWorld manufacturing, distribution/logistics, human resources, finance, and customer service management application suites. OneWorld application suites are composed of approximately 4,500 reusable objects. The applications are distributed by the OneWorld deployment server in object form to individual platforms where they are compiled and executed. A customer changes the application logic by modifying the objects or creating new objects using the OneWorld toolset. Applications containing the modified or newly created objects are then redistributed to individual platforms. The Company believes that this single-point-of-change architecture significantly reduces the cost of change compared to traditional client/server architectures.

     The OneWorld toolset is used to create or modify OneWorld objects, allowing customers or the Company's developers to quickly create new application functionality. The toolset also insulates users from lower-level technologies. For example, OneWorld objects exist independent of any specific computer language. Currently, the OneWorld toolset can generate objects in three computer languages: C, C++, and Java. The Company believes it can readily incorporate new languages in the future as market requirements dictate. The Company also believes that this unified toolset approach significantly reduces customers' cost of ownership when compared to traditional client/server systems that require a variety of tools.

     The OneWorld technology layer is designed to mask the differences between underlying platforms and provide a uniform interface for OneWorld applications. This uniformity allows a single object to execute on a wide variety of platforms, a "write once, run anywhere" capability. The technology layer is able to support IBM's AS/400 platform, Intel-based NT servers, IBM's RS/6000, Hewlett-Packard's 9000, Sun Microsystems' platform, as well as other NT servers from NEC and Fujitsu. Supported clients include personal computers running Windows 95 and Windows NT or any desktop system running an Internet browser. Supported databases include Oracle databases, the IBM DB2/400 database, and Microsoft's SQL server. The Company intends to continue to integrate additional platforms, servers, and software as necessary to meet market demands.

     The technology layer also integrates a variety of components not typically integrated in traditional client/ server architectures, including an object request broker, a transaction processing monitor, a workflow engine, a C/C++ generator, and a Java generator. In traditional client/server implementations, customers often must integrate these components obtained from multiple suppliers. The Company believes that its architecture and high degree of integration reduce the cost of ownership and facilitate change when compared to traditional client/server implementations.

     WorldSoftware is a well-established, procedural-based technology designed to take advantage of the security, integrity, and easily maintained architecture of the AS/400 platform. Unlike many host-centric enterprise software systems, WorldSoftware provides flexibility to make run-time changes in application suites without the need to recompile software. WorldSoftware also incorporates features such as an active data dictionary, user defined codes, and a variety of run-time options. With the addition of the WorldVision thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface.

  ActivEra Technology

     The ActivEra technology offers discrete applications or utilities that facilitate changes to the system and allow companies to quickly react to changes in their business. The Company plans to continue to develop these "activators" both internally and through third parties over the next several years. Third-party developed activators will be designed to "snap in" and operate within the Company's application suites. The Company has developed this functionality for both the business professional and technology professional that allow these individuals to make changes to the system independently.

     Business professionals use the activators to shape the way applications work and the way the company conducts its business. Business solutions can be composed visually in real-time with point-and-click, drag-and-drop ease. A selection of intuitive graphical navigators -- such as automated question-and-answer directors, flowcharts, menus, and user defined shortcuts -- automatically direct the business professional to where they need to go in the system to make changes. The Company has designed business activators for the following purposes:

     - Modify how individual users are able to interact with the enterprise software applications and receive output and make immediate changes in the areas of user interface, navigation, and output operations and choices.

     - Provide users with the ability to make modifications to the functionality of the Company's applications.

     - Provide users with the ability to engage in business scripting, a guided path that provides users with a mechanism that enables or establishes company characteristics and processing rules to support the business process. Users are led through a set of questions and activities designed to gather specific information about the business process. Once completed, these activators implement the process changes that meet the business process requirements.

     The technology activators enable technology professionals to streamline management of the information system infrastructure. This allows the systems administrators, integrators, and developers to work with common technology that insulates application programming and network configuration from the underlying application database, operating system, hardware, messaging systems, and telecommunications protocols. The Company has designed technology activators for the following purposes:

     - Deploy changes and enhancements instantaneously across the entire network, allowing users to implement global modifications to the company's system in a unified network environment.

     - Modify the way enterprise software applications communicate with other applications by enabling applications to share logic and data. This interoperability allows users to leverage technology and to enhance the productivity of their employees. This means technology professionals can easily integrate third-party applications.

     Provide users with a simple object scripting methodology that allows crucial business changes to easily be incorporated and deployed enterprise-wide automatically.

  ActivEra Portal

     The ActivEra portal, a gateway released in 1999, connects users to the ActivEra technology, the J.D. Edwards enterprise software system or to a legacy system, Internet content, business intelligence system, or any other connected application. It helps users by providing personalized Web-based access and the power to customize their screen view. With the ActivEra Portal, users can access everything from customer information to the latest industry trends and news from a single screen. It enables users to easily navigate between their J.D. Edwards system, third-party systems, and the Internet.

  Toolsets

     The Company's software application suites were developed with the Company's OneWorld and WorldSoftware toolsets. These toolsets are also used for the ongoing enhancement and modification of the Company's products. The advantages of these toolsets include increased productivity, increased code consistency, self-documenting code, and improved quality.

     The OneWorld and WorldSoftware toolsets are bundled with the OneWorld and WorldSoftware applications, respectively, providing companies the same productivity, consistency, and quality benefits enjoyed by the Company's own developers, thus reducing the complexities typically associated with upgrades to new releases. Since modifications made by both the customers and the Company are completed with the same toolset, it is easier and faster to upgrade to new releases while preserving the customers' modifications. This capability enables its customers to incorporate new functionality more rapidly, while also reducing the Company's support costs.

     The Company's OneWorld toolset incorporates more advanced technologies, including object-based methods and event-driven models. The OneWorld toolset generates code in C, C++, and Java for a multi-platform, network-centric environment. Because the OneWorld toolset rigorously separates business logic from underlying technologies, it also facilitates the incorporation of new technologies. The Company believes that the ability to incorporate new technologies by regenerating rather than rewriting applications provides a competitive advantage.

     The Company's WorldSoftware toolset provides a high-level architecture, allowing the Company's development staff to express business practices as an abstract model. The toolset then uses the model to generate RPG code that runs on an AS/400 platform in a host-centric, procedural architecture.

DIRECT IMPLEMENTATION SERVICES AND TRAINING

     The Company believes that delivery of its enterprise business software -- together with high-quality consulting, implementation, support, and training services -- enables the Company to achieve a high level of customer satisfaction, strong customer references, and long-term relationships and facilitates software improvement based on customer feedback. The Company offers a step-by-step implementation approach, implementation tools, training, and customer user education services both directly and through third parties to assist its customers in rapidly achieving benefits from its enterprise software solutions. As of October 31, 1999, the Company had 2,291 employees in its client services, training, and support departments worldwide.

  Implementation

     The Company has designed an implementation process called J.D. Edwards OnTrack. This process enables customers to implement quickly and gives customers the flexibility to meet their changing business needs. OnTrack consists of a six-step process: define, train, model, configure, go live, and refine. The Company and its partners enable on-time, on-budget implementation utilizing the following:

     - the OnTrack shared implementation approach

     - accelerated implementation tools, which include the ActivEra technology and pre-configured business process models

     - custom user education, which includes a custom documentation tool and computer-based training

     - implementation and classroom training

     In addition to its standard implementation services, the Company also offers a full range of custom implementation services, including conversion programs, upgrade assistance, custom modifications and interfaces, and technical documentation. Implementation services are generally provided on a time and materials basis.

  Education and Training

     The Company offers a comprehensive education and training program to its customers and to the Company's third-party implementation providers. Classes are offered at the Company's in-house facilities located throughout the world, as well as at customer locations. The Company's instructors are certified for each course they teach, and their backgrounds generally include cross-functional experience in product testing, customer support, and implementation services.

  Support

     The Company believes that providing business solutions along with a high level of ongoing support to its customers is a critical element in establishing long-term relationships and maintaining a high level of customer satisfaction. Specific components of the Company's support include knowledgeable support consultants, quality surveys, frequent information updates, the Internet customer solution center, and real-time phone support. The Company provides support services for an annual fee, which entitles the customer to receive telephone customer support, as well as enhancements and updates to its licensed version of the Company's software. The Company provides customer support through three customer support centers located in Denver, London, and Singapore, which are connected through a wide area network. Customer support from these centers is provided in nine languages on a 12-hour-per-day, five-day-per-week basis, and in English-only on a 24-hour-per-day, seven-day-per-week basis. Customer support personnel have the ability to access customer systems remotely to diagnose and resolve problems. As of October 31, 1999, the Company had 592 employees in its customer support department.

CUSTOMERS

     The Company, to date, has licensed its application suites to over 5,500 customers. During each of the last three fiscal years, no customer accounted for more than 10% of total revenue.

SALES AND MARKETING

     Selling the Company's software to multinational organizations typically requires the Company to engage in a lengthy sales cycle, generally between six and eighteen months, and to expend substantial time, effort, and money educating prospective customers regarding the use and benefits of the Company's products. J.D. Edwards sells its software and services through direct sales and business partner channels throughout the world. The Company also has more than 300 business partners, including sales and consulting partners with offices throughout the world providing an indirect distribution channel to target certain markets or geographic areas, in particular those areas in which the Company has not invested resources to establish a direct presence. The Company expects to continue to rely on indirect channels in order to enhance its market penetration and implementation capabilities. International revenue as a percentage of total revenue ranged between 37% and

39% for each of the past three fiscal years, and the Company expects revenue from international customers will continue to account for a significant portion of the Company's total revenue in the future.

     The Company's marketing strategy is to position itself as a premier provider of enterprise software solutions and to increase recognition of the J.D. Edwards name. In support of this strategy, the Company's marketing programs include developing and maintaining industry analyst and public relations, developing databases of targeted customers, conducting advertising and direct mail campaigns, and maintaining a World Wide Web home page.

PRODUCT DEVELOPMENT

     The Company has invested, and expects to continue to invest, substantial resources in research and product development. The research and product development department is organized into the following areas that work closely together to provide the Company's software solutions:

     - development technologies groups

     - application development groups

     - the software quality and release management group

     - the documentation group

     The Company's development process is enhanced by frequent solicitation of customer feedback and close contact with customers through the Company's implementation services. Additionally, cross-functional product teams that consist of management representatives from development, customer support, and marketing meet regularly to determine product direction. As of October 31, 1999, the Company's research and product development organization included 1,056 employees, the majority of whom were located in Denver, Colorado. Research and development expenditures, which include capitalized internal software development costs, were $62.8 million, $89.4 million, and $109.2 million for the fiscal years ended October 31, 1997, 1998, and 1999, respectively.

     The Company's development technologies groups are responsible for the development of the toolsets and underlying technologies of OneWorld, WorldSoftware, CustomWorks, and the Numetrix supply chain planning applications. The OneWorld development technologies team focuses on enhancing the flexibility, scalability, simplicity, and performance of OneWorld, including OneWorld's ActivEra Solution Accelerator suite and the CNC technological foundation. The WorldSoftware development technologies team is primarily focused on maintaining the toolset and underlying technologies for WorldSoftware. The development technologies teams share responsibility for cross-functional coordination with sales and support. Additionally, they work with the hardware and software suppliers with whom the Company has relationships to identify, analyze, prioritize, and schedule new features and functionalities. The Premisys Corporation was acquired by the Company in February 1999, and its development team continues its responsibilities for enhancements and OneWorld integration of CustomWorks from their offices in Chicago, Illinois. In June 1999, J.D. Edwards acquired Numetrix and its supply chain planning development group based in Toronto, Canada. The Numetrix supply chain planning development team is responsible for the ongoing enhancements of the Numetrix suite of products as well as new supply chain planning solutions and the integration of those solutions with OneWorld.

     Separate application development teams use the toolsets developed by the development technologies group to create and enhance each application suite. The application development groups are responsible for developing, enhancing, or maintaining the OneWorld and WorldSoftware application suites, including the vertical market application suites, CustomWorks, and the Numetrix supply chain planning application suites. The Company has designed its toolsets to enable application programming to be performed by business analysts, or nonprogrammers, responsible for business practices. These application development teams also work with customers and third-party implementation providers to identify, analyze, prioritize, and schedule new functionality in the Company's existing application suites, as well as to establish specifications and priorities for new vertical markets. The Premisys CustomWorks and Numetrix development teams and the

OneWorld integration efforts are organized as part of one of the applications groups. Additionally, the integration of J.D. Edwards software solutions with those of product alliance partners is primarily performed by the related applications group.

     The software quality and release management group works closely with both the development tools and application development groups. It is primarily responsible for quality assurance and measurement, release management, product assembly, and distribution.

     The Company's documentation group is responsible for the documentation, localization, and translation of the Company's application suites for particular foreign markets, as well as the vertical market application suites and templates, for OneWorld, WorldSoftware, CustomWorks, and Numetrix supply chain planning development. The documentation group works closely with domestic and international customers and third-party implementation providers -- as well as cross-functional Company teams of development, implementation, support, and training professionals -- to ensure that appropriate enhancements are incorporated into the documentation and implementation processes. The Company's OneWorld application suites are currently translated into and operate in 19 languages, and the Company's WorldSoftware application suites currently are translated into and operate in 21 languages. In addition, this group develops and maintains a single database for documentation, which is currently translated into eight languages. The Company intends to offer additional language translations in the future.

COMPETITION

     The Company competes in the enterprise software solutions market. This market is highly competitive, subject to rapid technological change, and significantly affected by new product introductions. The Company competes with a large number of independent software vendors in this market, as well as with suppliers of custom developed business application software. Some of the Company's competitors have significantly greater financial, technical, marketing, and other resources, and there can be no assurance that the Company will be able to successfully compete. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- The Enterprise Business Software Industry is Highly Competitive and We may Be Unable to Successfully Compete."

PROPRIETARY RIGHTS AND LICENSING

     The Company's success depends, in part, on its ability to protect its proprietary rights. To protect these rights the Company relies primarily on a combination of copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions. While the Company seeks to protect its proprietary rights, there can be no assurances that such protection is adequate. See "Factors Affecting the Company's Business, Operating Results and Financial Condition -- We Have Limited Protection of Our Proprietary Technology and Intellectual Property and Face Potential Infringement Rights."

EMPLOYEES

     As of October 31, 1999, the Company had 5,669 full-time employees: 1,056 in research and development; 1,539 in sales and marketing; 1,699 in client services and training; 592 in customer support; and 783 in management and administration. The Company believes that its continuing success will depend, in part, on its ability to retain a limited number of key employees and other members of senior management, as well as its ability to attract and retain highly skilled technical, marketing, and management personnel, who are in great demand. The Company has not had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

     IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE

COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT IN THE FUTURE ON THE COMPANY'S BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITIONS.

     Our Quarterly Financial Results Are Subject to Significant Fluctuations that Could Adversely Impact the Price of Our Stock. Our revenues and operating results are difficult to predict and have varied widely in the past; we expect they will continue to vary significantly from quarter to quarter due to a number of factors, including the following:

     - demand for our software products and services

     - the size and timing of our license transactions

     - the level of product and price competition that we encounter

     - the length of our sales cycle

     - the timing of our new product introductions and enhancements and those of our competitors

     - market acceptance of our products

     - changes in our pricing policies and those of our competitors

     - announcements of new hardware platforms that may delay customer's purchases

     - variations in the length of our product implementation process

     - the mix of products and services revenue

     - the mix of distribution channels through which we license our software

     - the mix of international and domestic revenue

     - changes in our sales incentives

     - changes in the renewal rate of our support agreements

     - the life cycles of our products

     - software defects and other product quality problems

     - the expansion of our international operations

     - the general economic and political conditions

     - the budgeting cycles of our customers

     Our software products typically are shipped when we receive orders. Consequently, license backlog in any quarter generally represents only a small portion of that quarter's revenue. As a result, license fee revenue is difficult to forecast due to its dependence on orders received and shipped in that quarter. We also recognize a substantial amount of our revenue in the last month of each quarter and increasingly in the last week of the quarter. Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. The timing of large individual transactions is also difficult for us to predict. In some cases, transactions have occurred in quarters subsequent to those anticipated by us. To the extent that one or more such transactions are lost or occur later than we expected, operating results could be materially impacted. If our revenues fall below our expectations in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

     We continue to experience significant seasonality with respect to software license revenues. We recognize a disproportionately greater amount of revenue for any fiscal year in our fourth quarter and an even greater proportion of net income in the fourth quarter. As a result of this and our relatively fixed operating expenses, our operating margins tend to be significantly higher in the fourth fiscal quarter than other quarters. We believe this seasonality is primarily the result of the efforts of our direct sales force to meet or exceed fiscal year-end quotas and the tendency of certain of our customers to finalize license contracts at or near our fiscal year end. Because revenue, operating margins, and net income are greater in the fourth quarter, any shortfall in revenue, particularly license fee revenue in the fourth quarter, would have a disproportionately large adverse effect on our operating results for the fiscal year. Additionally, our revenue and net income in the first quarter is historically lower than in the preceding fourth quarter. Our first fiscal quarter revenue also slows during the holiday season in November and December.

     As a result of the unpredictability of our revenue cycle and uncertainty in the enterprise software market attributed to many factors including global economic conditions and strong competitive forces, we continue to have reduced visibility of future revenue and operating results.

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may again be below expectations of public market analysts or investors. In this event, the price of our common stock may fall, and your investment may be materially impacted.

     Our Recent Expansion into New Business Areas and Partnerships Is Uncertain and may not Be Successful. We have recently expanded our technology into a number of new business areas to foster our long-term growth, including electronic commerce, on-line business services, and Internet computing. In addition, we entered into and invested in a number of strategic partnership relationships in these same areas, including those with Siebel, Ariba, Proforma, Tradex, and Extensity. These areas are relatively new to both our product development and sales and marketing personnel. There can be no assurance that we will compete effectively or generate significant revenues in these new areas or that we will be able to provide a product offering that will satisfy new customer demands in these areas. The success of Internet computing and, in particular, our current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. Additionally, if we are unable to effectively provide a product offering or sell the products we have developed through or with our partners, we could lose a significant amount of the investment we have made in such strategic partnerships. If our expansion into these new business areas or our relationships with our partners are not successful, our business, revenues, and stock price would be materially impacted.

     The Enterprise Software Industry is Highly Competitive, and We may Be Unable to Successfully Compete. We compete in the enterprise software solutions market. This market is highly competitive, subject to rapid technological change, and significantly affected by new products. Our products are designed and marketed for the AS/400 and the NT and UNIX platforms. We compete with a large number of independent software vendors including:

     - companies offering other products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft, Baan Company N.V., PeopleSoft, Inc., and Oracle Corporation

     - companies offering other products on the AS/400 platform, such as System Software Associates, Inc., Mapics, Inc., and Infinium Software, Inc.

     - companies offering either standard or fully customized products that run on mainframe computer systems, which we do not offer, such as SAP

     In addition, we compete with suppliers of custom developed business applications software, such as systems consulting groups of major accounting firms and IT departments of potential customers. We can offer no assurances that we will be able to successfully compete with new or existing competitors or that such competition will not materially adversely affect our business, operating results, or financial condition.

     Some of our competitors, SAP and Oracle in particular, have significantly greater financial, technical, marketing, and other resources than we do. In addition, they have wider name recognition and a larger installed customer base. In contrast, we entered the NT and UNIX markets only three years ago. SAP, Baan, PeopleSoft, and Oracle have significantly more experience and name recognition with NT and UNIX implementations and platforms and have more reference accounts than we have in these markets. They also have substantially more customers than we have in the NT and UNIX markets. Additionally, several of our competitors have well-established relationships with our current or potential customers. These established relationships might prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors also have announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. There can be no assurances that we can successfully compete against any of these other software providers. Further, several of our competitors regularly and significantly discount prices on their products. If our competitors continue to discount or increase the frequency of their discounts, we may be required to increasingly discount our products. This could have a material adverse effect on our operating margins.

     We continue to rely on a number of firms that provide systems consulting, systems integration, services implementation, and customer support services and that recommend our products during the evaluation stage by potential customers. A number of our competitors have more well-established relationships with such firms, and as a result, these firms may be more likely to recommend our competitors' products over our products. It is also possible that these third parties will market software products that compete with our products in the future. If we are unable to maintain or increase our relationships with the third parties that recommend, implement, or support our software, our revenue may be materially impacted.

     We believe the principal competitive factors affecting the market for our software products are as follows:

     - responsiveness to customers' needs

     - product flexibility and ability to handle business changes

     - product functionality

     - speed of implementation

     - ease of use

     - product performance and features

     - product quality and reliability

     - vendor and product reputation

     - quality of customer support

     - overall cost

     We believe that we compete favorably with respect to the above factors. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change in our market and our competitors' innovations. We cannot guarantee that our products will continue to compete favorably or that we will be successful in facing the increasing competition from new products and enhancements introduced by our existing competitors or new companies entering the market.

     We Continue to Depend on the IBM AS/400 Platform for a Large Portion of Our Revenues. We continue to be dependent on the market for software products on the IBM AS/400 platform. Most of the revenue for fiscal 1997 and a substantial portion for 1998 was derived from the licensing of our software product and related services for the AS/400 market. During fiscal 1999, the percentage of our revenue from the AS/400 continued to decline as the percentage of our revenue from the non-AS/400 market increased. We will continue to offer enhanced software products for the AS/400 market, but there is no guarantee that our customers will buy or support these enhanced software products.

     The AS/400 market is expected to grow at a minimal rate, and there can be no assurance that it will grow at all in the future. Our future growth depends, in part, on our ability to gain market share. There can be no assurance that we can maintain or increase our relative share of the AS/400 market. As we increasingly focus on our OneWorld software version, it may become more difficult to gain market share with AS/400 users. We introduced OneWorld, our software version that runs on leading NT and UNIX servers, as well as on the AS/400, in late calendar 1996. If we lose AS/400 installed base customers or AS/400 market share, we may suffer material adverse effects to our revenues and business.

     Our Limited Deployment of OneWorld and Recent Entrance into New Markets may Impact Our Business and Operating Results. We first shipped the OneWorld version of our application suites in late calendar 1996, and as of October 31, 1999, approximately 650 of our customers had implemented OneWorld. Our revenue growth depends on our ability to market OneWorld and to license it to new customers. We do not anticipate generating much OneWorld license revenue from our current WorldSoftware users. We also have found that it takes longer to implement OneWorld than WorldSoftware. We believe that certain new customers may not license OneWorld or may find it difficult to implement OneWorld because:

     - customers may lack the necessary hardware, software, or networking infrastructure

     - implementation may be too lengthy and/or costly for some customers

     - OneWorld may not be perceived as competitive with other products on the market

     With the introduction of OneWorld, we also entered new markets -- the NT and UNIX markets. In order to be competitive in these markets, we must continue to overcome obstacles, such as competitors with significantly more experience and name recognition, continue to establish relationships with third-party implementation providers, and continue to add reference accounts in the open systems market.

     If we are unable to continue to successfully license or implement OneWorld, our reputation would be damaged and we would suffer material adverse effects to our revenues, business, operating results, and financial condition. Additionally, failure to achieve success in marketing OneWorld could result in a drop in our stock price.

     Our Sales Cycle Is Often Lengthy and Unpredictable, Which Could Impact Our Sales. Customers make a substantial capital investment in purchasing our software for division or enterprise-wide essential business purposes. Potential customers spend significant time and resources on determining which software to purchase. This requires us to spend substantial time, effort, and money educating and convincing prospective customers to purchase our software over our competitors. Selling our products requires an extensive sales effort because the decision to license software generally involves evaluation by a significant number of customer personnel in various functional and geographic areas. We also have no control over which company a customer favors or if the customer chooses to delay or forego a purchase. Due to all of these factors, our sales cycle can range from six to eighteen months. Since the sales cycle is unpredictable, we cannot forecast the timing or amount of specific sales, and sales vary from quarter to quarter. The delay to complete one or more large sales could have a material adverse effect on our business, operating results, or financial condition.

     Our Implementation Process may Be Lengthy, Which Could Result in Customer Dissatisfaction or Damage to Our Reputation. Our software is complex and affects many different business functions across various functional or geographic areas of an enterprise. This results in a complex and lengthy implementation process. The implementation process requires the involvement of significant resources of the customer and can also result in significant risks to the customer. Our OneWorld implementation process is more complex than our WorldSoftware implementation process. Delays in implementation by our business partners or by us may result in customer dissatisfaction or damage to our reputation. This could materially impact our revenues or business.

     Our Continued Growth Depends on Our Ability to Develop and Maintain Our Third-Party Relationships. We rely heavily on third-party implementation providers to implement the OneWorld version of our application suites. Additionally, we have adopted a strategy in which an increasing number of OneWorld implementations will be performed by third parties that contract directly with our customers. Executing this strategy requires our current third-party implementation providers to allocate additional resources to OneWorld implementations. In addition, we must continue to enter into additional third-party implementation relationships. Due to the limited resources and capacities of many third-party implementation providers, there can be no assurance that we will establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support the demand of our OneWorld customers. If we cannot obtain sufficient resources, we will be required to perform the implementation services ourselves. There is no assurance that we will have sufficient resources available for such purposes. If we are unable to establish and maintain effective long-term relationships with such third party implementation providers or if such providers do not meet our customers needs, our business, operating results, and financial condition could be materially adversely affected.

     We have established relationships with a number of third parties, including consulting and system integration firms, hardware suppliers, and database, operating system, and other independent software vendors to enhance our sales, marketing, and customer service efforts. Many of these third parties also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing enterprise software applications. Competition between these third parties and us could result in the deterioration or termination of our relationship. This could have a material adverse effect on our business and sales.

     We Depend to a Significant Extent on Our Service Revenue. We license our software under non-cancelable license agreements and provide related services such as consulting, implementation, support, and training. In the past, we have subcontracted a portion of our consulting and training services to third parties. We currently pursue a strategy of relying on third-party implementation providers to contract directly with our OneWorld customers for implementation and related services. To the extent we are successful with this strategy, revenue from subcontracted services and service revenue as a percentage of total revenue most likely will decrease. If such revenue decreases more than anticipated, our operating results will be materially adversely affected. In addition, there can be no assurances that we will be successful in implementing this strategy or that such services will achieve market acceptance. The failure of our strategy could have a material adverse effect on our business, operating results, and financial condition.

     Our Continued Success Depends on Our Ability to Manage Growth. Our ability to successfully offer products and services and to implement our business plan in a rapidly evolving market requires an effective planning and management process. Continued growth of our business may place a significant strain on our existing management systems and resources. To compete effectively and manage future growth, we must continue to evaluate and improve the adequacy of our management structure and existing procedures, including our financial and internal controls. If we are not successful, our business, operating results, and financial condition would be materially adversely affected. Additionally, we have focused a significant amount of our resources on the NT and UNIX markets as a result of the development and release of the OneWorld version of our application suites. We also must continue to maintain a focus on the AS/400 market. If our efforts to maintain a focus on these markets are unsuccessful, our revenues and business could be materially adversely impacted.

     The Introduction of and Operation in the Euro Currency may Adversely Impact Our Business. In January 1999, a new currency called the ECU or the euro was introduced in certain Economic and Monetary Union countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. During the next two years, business in EMU member states will be conducted in both the existing national currency and the euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Although we currently offer software products that are designed to be euro currency enabled and we believe we will be able to accommodate any required euro currency changes, there can be no assurance that our software will contain all the necessary changes or meet all of the euro currency requirements. If our software does not meet all the euro currency requirements our business, operating results, and financial condition would be materially adversely impacted. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Euro."

     Our International Operations and Sales Subject Us to Various Risks Associated with Growth Outside the United States. We market and sell our products in the United States and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 41 international sales offices located throughout Canada, Europe, Asia, Latin America, and Africa. We intend to continue to substantially expand our international operations and enter new international markets. This expansion will require significant management attention and financial resources. Traditionally, our interna-tional operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization and marketing of our products in foreign markets, and the development of relationships with international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, our business could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

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

     - localization and translation of products

     - difficulties in staffing and managing international operations

     - difficulties in collecting accounts receivable and longer collection periods

     - the impact of local economic conditions and practices

     Our success in expanding our international operations depends, in part, on our ability to anticipate and effectively manage these and other risks. We cannot guarantee that these or other factors will not materially adversely affect our business, operating, results or financial condition.

     Due to the deterioration of economic conditions in the Asian markets, particularly in Japan and in certain other geographic regions, the Company continues to closely monitor its investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company made some personnel changes and reduced some layers of management through a voluntary reduction in force program in Japan. During the fiscal year ended October 31, 1999, a significant portion of the Company's operating losses were a result of operations in Asia. Consistent with its historical results, the Company expects that during fiscal 2000 it will continue to recognize a relatively small percentage of its revenue from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions and the global market focus on Year 2000 issues, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas have had and may continue to have a material negative impact on its future financial condition and results of operations.

     A significant portion of our revenue is received in currencies other than United States dollars, and as a result we are subject to risks associated with foreign exchange rate fluctuations. We recently broadened our foreign exchange hedging activities to limit our exposure risk. In fiscal year 1998 and 1999, we incurred foreign exchange losses of approximately $2.8 million and $568,000, respectively. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not have a material adverse effect on our business, operating results, or financial condition.

     Our Inability to Timely Complete In-process Development Projects Could Materially Impact Our Revenues. Our inability to complete the in-process development projects acquired in the Numetrix and The Premisys Corporation acquisitions within the expected schedule could materially impact future revenue and earnings. Management believes these supply chain solutions are integral to its ability to remain competitive in the extended enterprise software market and any delays in completion could materially impact our ability to effectively compete.

     We Face Risks Associated with New Versions and Products, Rapid Technology Change, and Defects that Could Materially Impact Our Business and Revenues. The software market in which we compete is characterized by rapid technological change, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our software products are difficult to estimate. To be successful, we must be able to enhance existing products, develop and introduce new products that keep pace with technological development, satisfy our customers' requirements, and achieve market acceptance. There can be no assurances that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities, or technologies developed by our competitors will not render our products obsolete. We have addressed the need to develop new products and enhancements primarily through internal development efforts, though on occasion we have licensed third-party technology and will consider acquiring technology. However, licensing third-party technology is risky. If we are unable to develop new software products or enhancements, or if such products do not achieve market acceptance, our business, operating results, or financial condition may be materially adversely affected.

     Historically, we have issued significant new releases of our software products periodically with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release date of new and/or enhanced products, and we cannot provide any assurances that we will not miss future scheduled release dates. The delay of product releases or enhancements or the failure of such products or enhancements to achieve market acceptance could materially impact our business and reputation.

     Software products as complex as ours frequently contain undetected errors or bugs when first introduced or as new versions are released. Despite extensive testing, some bugs are not discovered until the product has been installed and used by our customers. To date, our business, operating results, and financial condition have not been materially impacted by the release of products containing errors. There can be no assurance that any future errors will not result in the delay or loss of revenue, diversion of development resources, damage to our reputation, increased service or warranty costs, or impaired market acceptance of these products.

     We may Be Unable to Compete Effectively if We Are Forced to Offer a Significant Number of Fixed-Price Service Contracts. We offer a combination of software, implementation, and support services to our customers. We typically enter into service agreements with our customers that provide consulting and implementation services on a time and materials basis. We have, from time to time, entered into fixed-price service contracts with certain of our customers. These types of contracts specify that we must obtain certain milestones prior to payment, regardless of the actual costs incurred by us. We believe that such fixed-price service contracts may be offered more frequently by our competitors to differentiate their products and services. As a result, we may be forced to enter into more of such contracts. We can offer no assurance that we can successfully complete these contracts on budget or that our inability to do so would not have a material adverse effect on our business and ability to effectively compete in the market.

     We Depend to a Significant Extent on Certain Key Personnel and on Our Continued Ability to Hire Qualified Personnel. Our success depends, to a significant extent, upon a limited number of members of our senior management and other key employees. The loss of one or more of our key employees could result in a material adverse effect to our business. Additionally, we do not maintain key-man life insurance on our chief executive officer or other key personnel.

     We believe that our future success will also depend, in part, on our ability to attract and retain highly skilled technical, managerial, sales and marketing, service, and support personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance that we will be successful in attracting or retaining such personnel. The failure to do so could have a material adverse effect on our business, operating results, or financial condition.

     We Have Limited Protection of Our Proprietary Technology and Intellectual Property and Face Potential Infringement Risks. Our success depends, in part, on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, and customers. We currently have six patents and six patent applications pending on various aspects of our software application suites. We pursue the registration of certain of our trademarks and service marks in the United States and in certain other countries. However, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark, and trade-secret protection may not be available in other jurisdictions. Nevertheless, we believe that the following factors are more essential to protecting our technology leadership position:

     - the technological and creative skills of our personnel

     - new product developments

     - frequent product enhancements

     - name recognition

     - customer training and support

     - reliable product support

     We generally enter into confidentiality or license agreements with our employees, consultants, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurances that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of others' proprietary rights, or to defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect our business, operating results, or financial condition.

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

     We may receive notice of claims of infringement of other parties' proprietary rights in the normal course of business. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that such infringement or invalidity claims will not be asserted or prosecuted against us. Defending such claims, regardless of their validity, could result in significant costs and diversion of resources. Such assertions or defense of such claims may materially adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If such claims are asserted against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms.

     We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. In particular, we license the graphical user interface to our WorldSoftware, which we market as WorldVision. There can be no assurances that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any of these licenses, would result in delays or reductions in product shipments until we could identify, license, or develop and integrate equivalent technology. Any such delays or reductions in product shipments would materially adversely affect our business, operating results, or financial condition. Although we are generally indemnified by third parties against claims that such third-parties' technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes the proprietary rights of others. As a result, we may face substantial exposure in the event that technology licensed from a third party infringes another party's proprietary rights. We currently do not maintain liability insurance to protect against this risk. There can be no assurance that such infringement claims will not be asserted against the company or that such claims would not materially impact our business. Defending such infringement claims, regardless of their validity, could result in significant costs and diversion of resources.

     We Face Risks Associated with the Security of Our Products. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users. Such break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Break-ins include such things as hackers bypassing firewalls and misappropriating confidential information. Addressing problems caused by such break-ins may have a material adverse effect on our business.

     Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the defects listed above, such provisions may not be effective. Existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions could effect their enforceability. To date, we have not experienced any such product liability claims, but there can be no assurance that this will not occur in the future. Because our products are used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.

     Downturns in General Economic and Market Conditions Could Materially Impact Our Business. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. In addition, there is increasing uncertainty in the enterprise software market attributed to many factors including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results, or financial condition.

     Our Common Stock Price Is Volatile, Which Could Materially Impact Your Investment. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, securities markets have experienced significant price and volume fluctuations and the market prices of high-tech companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the price they paid for it. Companies that have experienced volatility in the market price of their stock often have been the object of securities class action litigation. We are currently the object of securities class action litigation. This litigation could result in substantial costs to us and diversion of management's attention and resources, and your investment could be materially impacted.

     Control by Existing Shareholders Could Significantly Influence Matters Requiring Stockholder Approval. As of January 14, 2000, J.D. Edwards' executive officers, directors, and entities affiliated with both, in the aggregate, beneficially owned approximately 20.5% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

     Our Antitakeover Provisions and Delaware Law Could Materially Impact Our Stockholders. Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. This could adversely affect the market price of our common stock and impact the value of your investment.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and executive offices are in Denver, Colorado, where the Company leases approximately 915,000 square feet of space in multiple facilities. The leases on these facilities expire at various dates ranging from 2000 through 2004. The Company also leases approximately 671,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, the Company leases approximately 506,000 square feet of office space in countries outside the United States, used primarily for sales and support offices. Expiration dates on sales and support office leases range from 2000 to 2023. The Company believes that its current domestic and international facilities will be sufficient to meet its needs for at least the next twelve months. See Note 6 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases and financing activities.

ITEM 3. LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998, and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Subsequently, two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit.

     The Company believes these complaints are without merit and will vigorously defend itself and certain of its officers and directors against such complaint. Nevertheless, the Company is currently unable to determine (i) the ultimate outcome of the lawsuits, (ii) whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or (iii) a reasonable estimate of the amount of loss, if any, that may result from resolution of these matters.

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company through October 31, 1999, and their ages as of January 14, 1999, are as follows:

NAME                                    AGE                POSITION(S)
----                                    ---                -----------
Douglas S. Massingill.................  42    President and Chief Executive Officer
David E. Girard.......................  44    Executive Vice President and Chief
                                                Operating Officer
Richard E. Allen......................  42    Senior Vice President, Finance and
                                                Administration and Chief Financial
                                                Officer
Paul E. Covelo*.......................  44    Senior Vice President
Michael A. Schmitt....................  42    Senior Vice President
Daniel B. Snyder*.....................  42    Vice President
Pamela L. Saxton......................  47    Vice President of Finance, Controller,
                                              and Chief Accounting Officer
Richard G. Snow, Jr. .................  54    Vice President, General Counsel, and
                                                Secretary

---------------
* As of November 1, 1999, these individuals are no longer executive officers of the Company.

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

     Richard E. Allen has been Senior Vice President, Finance and Administration since November 1997, and Chief Financial Officer, Treasurer and Assistant Secretary since January 1990. From January 1990 through October 1997, he was Vice President, Finance and Administration. From August 1985 to September 1994, Mr. Allen served as Controller of the Company and as Secretary from March 1986 to January 1990. Mr. Allen holds a B.S. in business administration from Colorado State University.

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

     Daniel B. Snyder has been Vice President of Leadership Development since November 1999. From November 1997 to November 1999 he was Senior Vice President. He was Vice President and General Manager of the Midwest Area from March 1992 to October 1997, and from January 1992 to March 1992, he served as Director of Large Accounts for the Midwest Area. Mr. Snyder holds a B.S. in business administration from Arizona State University and an M.B.A. in finance from University of Southern California.

     Pamela L. Saxton has been Vice President of Finance, Controller, and Chief Accounting Officer since joining the Company in September 1994. Ms. Saxton holds a B.S. in accounting from the University of Colorado.

     Richard G. Snow, Jr., has been Vice President, General Counsel, and Secretary since joining the Company in January 1990. He holds a B.S. in business administration from the University of California, Berkeley, and a J.D. from California Western University Law School.

     The individuals who became executive officers of the Company as of November 1, 1999, and their ages as of January 14, 1999 are as follows:

NAME                                                        AGE        POSITION(S)
----                                                        ---        -----------
Gerry E. Bleau............................................  48    Senior Vice President
James L. Foos.............................................  38    Senior Vice President
Brian A. McKeon...........................................  44    Senior Vice President
Nigel R. Pullan...........................................  43    Senior Vice President
Donald C. White...........................................  43    Senior Vice President

     Gerry E. Bleau has been Senior Vice President since November 1999. From November 1997 to November 1999, he was Vice President and General Manager of J.D. Edwards Canada and also managed the integration of Numetrix into J.D. Edwards. From July 1993 to November 1997, he was Director of J.D. Edwards Canada. Mr. Bleau holds a Bachelor of Commerce in quantitative methods and an M.B.A. from Concordia University in Montreal.

     James L. Foos has been Senior Vice President since July 1999. From November 1994 to July 1999, he was Vice President of Technology Development, and from May 1992 to November 1994 he was Director of Product Development for Manufacturing and Distribution. Mr. Foos joined J.D. Edwards in 1984 and held various positions with the Company from 1984 to 1992. Mr. Foos holds a B.S. in Management Information Systems and Accounting from Colorado State University.

     Brian A. McKeon has been Senior Vice President since November 1999. From November 1997 to November 1999, he was Vice President of Client Services, and from January 1991 to November 1997, he was Director of Client Services. Mr. McKeon holds a B.S. in Accounting from Ramapo College.

     Nigel R. Pullan has been Senior Vice President since November 1998. From November 1995 to November 1998 he was Managing Director of the J.D. Edwards United Kingdom office, and from November 1994 to November 1995 he served as Vice President of Client Services EMEA. He joined the Company in 1990 as consulting manager for manufacturing and distribution. Mr. Pullan holds a B.A. and an M.A. in mathematics from Oxford University.

     Donald C. White has been Senior Vice President since November 1999. From November 1997 to November 1999, he was Vice President and General Manager of U.S. Central. From November 1995 to November 1997 he was Vice President of Worldwide Sales and from November 1994 to November 1995 he was Director of the International Energy and Chemical Business Unit. Mr. White holds a B.A. in marketing from the University of Northern Colorado.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

     (a) The Company's common stock is listed on the Nasdaq National Market under the symbol "JDEC." The following table sets forth the high and low closing sale prices per share of the Company's common stock for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
1998
  First Quarter.............................................  $35.19   $26.31
  Second Quarter............................................   41.50    28.75
  Third Quarter.............................................   46.25    32.75
  Fourth Quarter............................................   49.38    26.25
1999
  First Quarter.............................................  $37.38   $20.31
  Second Quarter............................................   20.88    11.06
  Third Quarter.............................................   21.63    12.25
  Fourth Quarter............................................   24.81    14.56

     As of January 14, 2000, there were 727 holders of record of the Company's common stock. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividend on its common stock. Since the Company currently intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below for the years ended October 31, 1997, 1998, and 1999 and the consolidated balance sheet data as of October 31, 1998 and 1999 are derived from, and are qualified by reference to, the Company's consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended October 31, 1995 and 1996 and the consolidated balance sheet data as of October 31, 1995, 1996, and 1997 are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period. The Company has never declared or paid any cash dividend on its Common Stock. See "Consolidated Financial Statements" under Item 14(a).

                                                          YEAR ENDED OCTOBER 31,
                                          ------------------------------------------------------
                                            1995       1996       1997       1998        1999
                                          --------   --------   --------   --------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue:
  License fees..........................  $134,138   $180,366   $248,707   $386,081   $  312,817
  Services..............................   206,628     297,68    399,105    547,901      631,414
                                          --------   --------   --------   --------   ----------
          Total revenue.................   340,766    478,048    647,812    933,982      944,231
Costs and expenses:
  Cost of license fees..................    18,461     27,443     36,444     43,404       29,882
  Cost of services......................   128,144    184,846    244,640    349,689      408,293
  Sales and marketing...................   102,310    128,759    176,031    261,400      334,201
  General and administrative............    38,677     53,052     69,850     83,450       94,241
  Research and development..............    24,296     40,321     60,591     89,401      109,206
  Amortization of acquired software and
     other acquired intangibles(1)......        --         --         --         --        9,488
  Acquired in-process research and
     development(1).....................        --         --         --         --       26,141
                                          --------   --------   --------   --------   ----------
          Total costs and expenses......   311,888    434,421    587,556    827,344    1,011,452
Operating income (loss).................    28,878     43,627     60,256    106,638      (67,221)
Other income (expense):
  Interest income.......................     1,697        629      1,686     15,294       19,324
  Foreign currency losses and other,
     net................................      (987)    (2,302)    (2,616)    (3,729)        (268)
                                          --------   --------   --------   --------   ----------
Income (loss) before income taxes.......    29,588     41,954     59,326    118,203      (48,165)
  Provision for (benefit from) income
     taxes..............................    11,379     15,628     22,098     43,735       (8,941)
                                          --------   --------   --------   --------   ----------
          Net income (loss).............  $ 18,209   $ 26,326   $ 37,228   $ 74,468   $  (39,224)
                                          ========   ========   ========   ========   ==========
Net income (loss) per common share(2):
  Basic.................................  $   0.23   $   0.33   $   0.46   $   0.76   $    (0.37)
                                          ========   ========   ========   ========   ==========
  Diluted...............................  $   0.22   $   0.30   $   0.39   $   0.68   $    (0.37)
                                          ========   ========   ========   ========   ==========
Shares used in computing per share
  amounts:
  Basic.................................    79,139     79,044     80,546     98,264      105,378
  Diluted...............................    82,504     87,667     96,500    109,993      105,378

                                                              OCTOBER 31,
                                          ----------------------------------------------------
                                            1995       1996     1997(3)      1998       1999
                                          --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..............   $ 34,897   $ 25,554   $224,437   $183,115   $113,341
Short- and long-term investments.......         --         --    138,560    351,194    309,110
Total assets...........................    175,191    243,786    643,037    950,473    940,528
Mandatorily redeemable shares, at
  redemption value.....................     19,973     47,024         --         --         --
Stockholders' equity...................     22,972     22,902    396,861    583,996    592,720

---------------

(1) During fiscal 1999 the Company completed two acquisitions which resulted in charges associated with the write-off of in-process research and development and amortization of acquired intangible assets. See Note 7 of Notes to Consolidated Financial Statements in Item 14.

(2) For a discussion of the computation of earnings per common share and weighted average common shares outstanding see Note 1 of Notes to Consolidated Financial Statements in Item 14.

(3) The Company completed an initial public offering (IPO) in September 1997 that generated $276.5 million in net proceeds for the Company. Upon closing the IPO, the mandatory redemption feature of the mandatorily redeemable shares was eliminated.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1: Business -- Factors Affecting the Company's Business, Operating Results, and Financial Condition."

OVERVIEW

     J.D. Edwards develops, markets, and supports enterprise and supply chain computing solutions that enable customers to translate ideas into practical realities quickly and efficiently using Idea to Action(TM) software. The Company's integrated applications deliver e-business solutions that give customers control over their front office, manufacturing, logistics/distribution, human resources, finance, and customer service management processes for the consumer products, industrial, and services industries. J.D. Edwards enables Idea to Action with ActivEra(TM) Solutions, a collection of tools and technologies that extends J.D. Edwards OneWorld(TM) and WorldSoftware(TM) enterprise business software and its supply chain planning solutions. ActivEra allows customers to change their software quickly and easily during and after implementation. The Company has developed and marketed enterprise software solutions for over 20 years, principally for operation on AS/400(R) and other IBM mid-range systems and more recently for multiple computing environments, including Windows NT(R), UNIX(R), and OS/400(R) that are Java(TM) and HTML enabled. The Company also provides implementation, training, and support services designed to enable customers to rapidly achieve the benefits of the Company's solutions. Its operations are primarily in the United States, Europe, Africa, Canada, Asia, and Latin America.

     The Company distributes its products and services through both direct and indirect sales channels. Currently, the Company has 62 direct sales and consulting offices located throughout the world. The Company also has more than 300 business partners, including sales and consulting partners with offices throughout the world providing an indirect distribution channel to target certain markets or geographic areas. Generally, operating margins are higher on domestic revenue than on international revenue. Additionally, operating margins are generally higher in the geographic areas where the Company's operations are more established than in the geographic areas where the Company is investing new resources. International revenue as a percentage of total revenue ranged between 37% and 39% for each of the past three fiscal years.

     During the fiscal year ended October 31, 1999, the Company's results of operations reflected an operating loss of $67.2 million compared to operating income of $106.6 million for fiscal 1998. The net loss for fiscal 1999 was $39.2 million, or $0.37 per share, compared to net income of $74.5 million, or $0.68 per diluted share for fiscal 1998. Included in the net losses were expenses for in-process research and development (IPR&D) charges and amortization of acquired intangibles totaling $35.6 million. The losses in the fiscal 1999 period were primarily a result of a decline in license revenue for the fiscal year along with increased operating expenses compared to last year. Total costs and expenses increased 22% in fiscal 1999 compared to fiscal 1998, or an increase of 18% excluding charges related to the Company's two acquisitions during fiscal 1999.

     During fiscal 1999, external market, competitive, and internal factors significantly impacted the Company's results. Specifically, a slowing of enterprise resource planning (ERP) software purchases, resulting from companies focusing on their Year 2000 preparations, affected the Company's performance. Management also believes that many companies had purchased ERP systems prior to 1999 in anticipation of the Year 2000. To remain competitive, the Company has increasingly focused on the rapid expansion of e-business, supply chain, and front-office solutions, other changes in the competitive environment, and continued advances in technology.

     The Company completed acquisitions of two privately held companies, Numetrix, Ltd. (Numetrix), and The Premisys Corporation, in fiscal 1999. These investments further extended the Company's supply chain and customer relationship management solutions as well as its ability to compete for business beyond the traditional ERP market. These acquisitions were accounted for as purchases, and, accordingly, operating expenses were impacted in fiscal 1999 subsequent to the consummation dates of the acquisitions primarily as a result of IPR&D charges and amortization of acquired intangible assets, as well as normal operating expenses.

     Recent agreements with third parties impacted the fiscal 1999 results and may impact future operating results. In May 1999, the Company signed an agreement with Siebel Systems, Inc. (Siebel), which extends its customer relationship management offering to include the mobile sales professional. The Company expanded its procurement solutions by providing an Intranet- and Internet-based business-to-business electronic commerce solution for operating resources through an agreement with Ariba, Inc. (Ariba), also signed in May 1999. In December 1999, the Company further invested in its future business-to-business solutions through agreements with Tradex Technologies (Tradex), specializing in digital marketplaces and trading communities. Also in December 1999, the Company signed reseller agreements with Extensity, Inc. (Extensity) to offer Internet application solutions for e-business employees. Furthermore, recent product alliances with companies such as IET-Intelligent Electronics, XRT-Cerg Finance, and Armstrong Laing Group, together with a package supply chain solution with IBM Global Services and Synquest, Inc., extend the Company's solutions in e-business, customer relationship management, knowledge management, and supply chain management. ActivEra capabilities are expected to be enhanced through an agreement signed in November 1999 with Proforma Corporation (Proforma) for business process modeling to improve customers' ability to react to changing business needs. In January 2000, the Company announced a new business initiative for application hosting, JDe.sourcing, that will work with third-party hosting infrastructure providers for data center and network services. These partnerships and investments enable the Company to deliver a fully-integrated end-to-end supply chain solution. Through the end of the fiscal year, license revenue from products of The Premisys Corporation, Numetrix, Siebel, and Ariba was minimal and there can be no assurance that the Company's investments in these partnerships will meet the expectations set by management.

     Fiscal 1999 results were also impacted by internal changes such as an investment at the beginning of the fiscal year in hiring and training sales account executives, marketing consultants, and vertical marketing support personnel. The Company also realigned its sales force along vertical industries effective in the first quarter of fiscal 1999. For the remainder of fiscal 1999, the Company focused on controlling expenses by closely reviewing headcount additions and added personnel only in critical positions. In addition, controls over discretionary expenses were tightened throughout the Company. While operational changes affected the Company's productivity and financial results, these were investments for the long term, from which management believes the Company will benefit in the future.

     Due to the deterioration of economic conditions in the Asian markets, particularly in Japan, and in certain other geographic regions, the Company continues to closely monitor its investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company made some personnel changes and reduced some layers of management through a voluntary reduction in force program in Japan. During the fiscal year ended October 31, 1999, a significant portion of the Company's operating losses were a result of operations in Asia. Consistent with its historical results, the Company expects that during fiscal 2000 it will continue to recognize a relatively small percentage of its revenue from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions and the global market focus on Year 2000 issues, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas have had and may continue to have a material negative impact on its future financial condition and results of operations.

     Management believes that quarterly results in fiscal 1999 were not consistent with historical trends primarily due to the impact of the Year 2000 on customers' buying patterns. However, the Company has experienced and expects that it will continue to experience a high degree of seasonality in the future. Historically, a disproportionately greater amount of the Company's revenue and an even greater proportion of net income for any fiscal year were recognized in its fourth fiscal quarter. In the fourth quarter of 1998 and 1999, the Company recognized 32.9% and 27.3% of total revenue and 37.2% and 32.3% of license fee revenue, respectively. Because the Company's operating expenses are relatively fixed in the near term, the Company's operating margins historically have been significantly higher in its fourth fiscal quarter than in its other quarters. The Company believes that such seasonality is primarily the result of both the efforts of the Company's direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of the Company's fiscal year. Because total revenue, operating margins, and net income historically were greater in the fourth quarter, any shortfall from anticipated revenue, particularly license fee revenue, in the fourth quarter would have a disproportionately large adverse effect on the Company's operating results for the fiscal year. The Company's first quarter revenue historically has slowed during the holiday season in November and December, and its total revenue, license fee revenue, service revenue, and net income for its first fiscal quarter historically have been lower than in the immediately preceding fourth quarter. For example, total revenue, license fee revenue, service revenue, and net income in the first quarter of fiscal 1999 decreased 27.4%, 51.5%, 6.3%, and 88.7%, respectively, from the fourth quarter of fiscal 1998. In addition to the seasonal factors described, the Company's first quarter of fiscal 2000 may be impacted by continuing issues related to the Year 2000.

     The Company is actively addressing its future operating plans and, given the uncertainty and changes in the market, has taken the steps previously described to remain competitive in the future. The continuing uncertainty in the traditional ERP market that is attributed to a number of factors, including global economic conditions, issues surrounding the Year 2000, and strong competitive forces, could reduce the growth in the Company's license fee revenue. This uncertainty has made forward-looking projections of future revenue and operating results even more challenging. The first quarter of fiscal 2000 is particularly uncertain due to the changing millennium and the fact that it overlaps with the fourth quarters of several competitors. There can be no assurance of the level of revenue growth, if any, that will be achieved or that the Company's financial condition, results of operations, and market price of the Company's common stock will not be adversely affected by unfavorable factors.

     Revenue recognition. The Company licenses software under non-cancelable license agreements and provides related services, including consulting, training, and support. In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 during 1999 and may issue additional interpretations related to SOP 97-2 in the future.

     The Company applied the provisions of SOP 97-2 on a prospective basis for new software transactions entered into from the beginning of fiscal 1999. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations and did not have a significant impact on its licensing or revenue recognition practices. However, there can be no assurance that additional guidance pertaining to the new standards will not result in unexpected modifications to the Company's current revenue recognition practices that could materially adversely impact the Company's future license fee revenue, results of operations, and financial condition.

     Consulting, implementation, and training services are not essential to the functionality of the Company's software products, are separately priced, and are available from a number of suppliers. Revenue from these services is recorded separately from the license fee. The Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms in excess of 12 months from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting, implementation, and training services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

     SOP 98-9 provides additional guidance regarding software revenue recognition and is required to be adopted as of the beginning of the Company's first quarter of fiscal 2000. The Company has determined that the adoption of this standard will not have a material impact on its financial condition or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                              YEAR ENDED OCTOBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Revenue:
  License fees..............................................   38.4%    41.3%    33.1%
  Services..................................................   61.6     58.7     66.9
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Costs and expenses:
  Cost of license fees......................................    5.6      4.7      3.1
  Cost of services..........................................   37.8     37.4     43.2
  Sales and marketing.......................................   27.2     28.0     35.4
  General and administrative................................   10.8      8.9     10.0
  Research and development..................................    9.3      9.6     11.6
  Amortization of acquired software and other intangibles...     --       --      1.0
  Acquired in-process research and development..............     --       --      2.8
                                                              -----    -----    -----
          Total costs and expenses..........................   90.7     88.6    107.1
Operating income (loss).....................................    9.3     11.4     (7.1)
Other income (expense), net.................................    (.2)     1.3      2.0
                                                              -----    -----    -----
Income (loss) before income taxes...........................    9.1     12.7     (5.1)
  Provision for income taxes................................    3.4      4.7      (.9)
                                                              -----    -----    -----
Net income (loss)...........................................    5.7%     8.0%    (4.2)%
                                                              =====    =====    =====
Gross margin on license fee revenue.........................   85.3%    88.8%    90.4%
Gross margin on service revenue.............................   38.7%    36.2%    35.3%

  Fiscal Years Ended October 31, 1998 and 1999

     Total revenue. Total revenue increased by 1% to $944.2 million for fiscal 1999 from $934.0 million for fiscal 1998. The revenue mix between license fees and services was 33.1% and 66.9%, respectively, for fiscal 1999 compared to 41.3% and 58.7%, respectively, for fiscal 1998. The increase in total revenue for fiscal 1999 compared to fiscal 1998 was from growth in services revenue while license fee revenue declined, resulting in a significant change in revenue mix. Management believes the slowed growth was primarily due to companies purchasing ERP systems prior to 1999 in anticipation of potential systems issues associated with the Year 2000. During fiscal 1999, the Company experienced sequential declines in quarterly license fee revenue in the first and second quarters. However, sequential quarterly growth in license fees again was realized in the third and fourth quarters. The growth in services revenue, which typically trails license fee revenue, also was impacted, slowing from 37% growth in fiscal 1998 to 15% in fiscal 1999. There can be no assurance that the Company's revenue will not continue to be adversely affected by increased market focus on Year 2000 compliance, economic conditions, or other factors.

     Geographically, the revenue mix shifted moderately toward international for fiscal 1999 compared to last year. The geographic areas defined as the United States, Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 61%, 24%, and 15% of total revenue, respectively, for fiscal 1999. Comparatively, for fiscal 1998, the United States, EMEA, and the rest of the world accounted for 63%, 22%, and 15% of total revenue, respectively. Management believes this geographic shift in revenue may have been caused by companies in the United States preparing earlier and more aggressively for the Year 2000 as compared with companies in other parts of the world.

     License fees. License fee revenue decreased 19% to $312.8 million for fiscal 1999 from $386.1 million for fiscal 1998 due to fewer transactions and a decline in the average transaction size as compared to last year. The decrease in the average transaction size was experienced with both new and existing customers and due to a number of factors, including a larger portion of licenses for the Windows NT platform, which typically include fewer users than licenses for the UNIX or AS/400 platforms. The percentage of license activity from new customers declined to 49% in fiscal 1999 compared to 51% last fiscal year. However, the Company expanded the number of its customers by 11% compared to the end of fiscal 1998 to over 5,500 at October 31, 1999. Customers have increasingly accepted the OneWorld applications available for Windows NT and UNIX platforms in addition to the AS/400 platform. As an indication of OneWorld's growing acceptance on non-AS/400 platforms, 33% of license activity was from customers using the Windows NT or UNIX platforms in fiscal 1999 compared to 16% in the previous year. The remaining portion of license activity was generated by customers using either WorldSoftware or OneWorld for the AS/400. The Company expects that an increasing portion of the Company's total future license fee revenue will be generated from customers using Windows NT, UNIX platforms, or other Web-enabled computing environments.

     As previously discussed in the overview of the Company's results of operations, the Company has experienced increased uncertainty in its business due to external market and competitive factors, as well as a slower than anticipated realization of benefits from internal operational changes. Management invested in its capacity to achieve future license revenue growth by substantially expanding its direct sales force during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999. Additionally, in the first quarter of fiscal 1999, the Company realigned the sales force along vertical industries and increased resources in vertical marketing support. While these additions to the sales force and the change to a vertical market focus contributed to sequential growth in license fees in the last two quarters of fiscal 1999, there can be no assurance that the Company's license fee revenue, results of operations, and financial condition will not continue to be adversely affected in future periods as a result of a continued focus in the market on Year 2000 readiness, global economic conditions, and intensified competitive pressures, or that the Company's operational investments for the long-term will be successful.

     Services. Services revenue grew 15% to $631.4 million for fiscal 1999 from $547.9 million for the year ended October 31, 1998. This increase was due to higher revenue from consulting, the largest component of services, and higher maintenance revenue. The increase in consulting revenue was primarily due to prior period license fee revenue, which resulted in demand for implementation services. Maintenance revenue increased during the current year compared to last year, primarily as a result of the Company's growing installed base of customers and consistent maintenance renewal rates for existing customers. Training revenue, which typically trails the fluctuations in license fee revenue, decreased during fiscal 1999 compared to last year, primarily due to the decrease in license fee revenue.

     As a percentage of total revenue, services revenue increased during fiscal 1999 compared to the prior year. This was primarily due to the timing of services revenue in relation to license fee growth in prior periods. Given the decline in license fee activity in fiscal 1999 in relation to a year ago, demand for services may decline in future periods. The continued focus by companies on Year 2000 readiness may severely impact consulting and training services in the first quarter of fiscal 2000, and maintenance renewal rates also may be adversely affected. In any fiscal year, total services revenue is dependent upon license transactions closed during the current and preceding periods, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers referred to alliance partners for consulting and training services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers attending training courses. There can be no assurance that the Company's services revenue will continue to grow or that the results of operations and financial condition will not be adversely affected in future periods.

     Historically, the Company has been the primary service provider for its customers, either directly or through subcontracted services from its business partners. The subcontracted consulting and training services revenue from business partners increased 19% for fiscal 1999 over the prior year, while direct services increased 5% in the current fiscal year over fiscal 1998. The services revenue generated through subcontracted work accounted for 48% for fiscal 1999 of the Company's consulting and training services revenue compared to 46% for fiscal 1998.

     In addition to subcontracting a substantial portion of its services work to business partners, the Company is continuing to pursue a strategy of relying on third-party alliance partners to contract directly with the Company's customers under a referral arrangement for OneWorld implementations and related services. The Company established additional alliances during fiscal 1999 to achieve this objective, and several existing alliance partners began providing significantly more resources to implement OneWorld compared to last fiscal year. However, migration to this services model has been slower than originally anticipated. While the number of transactions involving the alliance partners who contracted directly with the Company's customers increased during fiscal 1999 compared to last year, the number of implementations referred to alliance partners to date under this arrangement remains relatively limited. To the extent the Company is successful in establishing this strategy and in generating license fee revenue, consulting revenue as a percentage of total revenue is likely to gradually decrease as compared to the previous fiscal year. However, there can be no assurance that the Company will be successful in implementing its strategy.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software, documentation, and software delivery expenses. The total dollar amount for the cost of license fees decreased 31% to $29.9 million for the year ended October 31, 1999, from $43.4 million last year primarily due to lower license revenue and resulting decreases in royalty expenses and business partner commissions. However, royalties are expected to increase in future quarters as a result of royalties associated with revenue resulting from the agreements with Siebel, Ariba, Proforma, Tradex, and Extensity. Amortization of internally developed capitalized software costs decreased 20% in fiscal 1999 compared to the last year as certain software development costs were fully amortized during fiscal 1998. The capitalized OneWorld costs will be fully amortized after the first quarter of fiscal 2000. Business partner costs may represent a larger percentage of revenue compared to the previous year if the Company is successful with certain expanded sales channel initiatives and business alliances that would increase expenses and could reduce gross margins. Software delivery expenses also may increase in future periods primarily due to the opening of a software reproduction and distribution facility located in Dublin, Ireland, in the second quarter of fiscal 1999. Accordingly, the total cost of license fees is likely to increase in future periods.

     Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs, such as the amortization of internally developed capitalized software development costs, and the portion of the Company's software products that are subject to royalty payments and the amounts negotiated for such royalties. The gross margin on license fee revenue increased to 90.4% for fiscal 1999 from 88.8% for fiscal 1998 year primarily due to lower royalty expense and business partner commissions. Due to the expected increase in royalties and software delivery expenses, as well as possible increases in other costs, it is likely that the gross margin on license fee revenue will decline in future periods.

     Cost of services. Cost of services includes the personnel and related overhead costs for services, including consulting, training, and support, as well as fees paid to third parties for subcontracted services. Cost of services increased 17% to $408.3 million for fiscal 1999 from $349.7 million for fiscal 1998. The increase was primarily due to subcontracted business partner service costs and increased personnel expenses to support the implementation and consulting services demand, as well as an increase in the number of customer support staff. During fiscal 1999, a larger percentage of consulting and training services revenue was generated through subcontracted work, which increased the related costs compared to last year. The gross margin on services revenue dropped to 35.3% for fiscal 1999 compared to 36.2% for fiscal 1998. Due to the slowing in license fee growth, the utilization rates for the Company's consulting organization declined in fiscal 1999 compared to fiscal 1998.

     Generally, the gross margin on maintenance revenue is higher than on consulting and training revenue, and any change in the mix in types of services will affect the gross margin on total services revenue. In particular, the extent to which the Company is successful in establishing its strategy of relying on alliance partners to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on services revenue. However, there can be no assurance that the Company will be successful in implementing its strategy.

     Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $334.2 million for fiscal 1999 from $261.4 million for fiscal 1998, representing 35.4% and 28.0% of total revenue, respectively. The increase in expense in fiscal 1999 was primarily the result of additional personnel and increased advertising and promotion costs for the Company's expanded marketing activities. The total number of sales and marketing personnel increased 24% as of October 31, 1999, compared to a year ago, primarily as the result of the Company adding personnel in direct sales and support positions through the first quarter of fiscal 1999 to meet the Company's future sales goals, to support the new vertical industry sales force alignment, and to address the Windows NT and UNIX market growth opportunities from the OneWorld version of its application suites.

     General and administrative. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense increased to $94.2 million for the year ended October 31, 1999, from $83.5 million for fiscal 1998, representing 10.0% and 8.9% of total revenue, respectively. The total dollar amount of expense increased primarily due to an increase in general and administrative personnel to support the larger number of total Company employees in fiscal year 1999 compared to last year. General and administrative expenses as a percentage of total revenue increased primarily due to the lower than expected license fee revenue in fiscal 1999.

     Research and development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, documentation and translations, quality assurance, and testing. Research and development expense increased to $109.2 million for fiscal 1999 from $89.4 million for fiscal 1998, representing 11.6% and 9.6% of total revenue, respectively. The increase was primarily due to a 19% increase in the number of personnel compared to the end of the last year. This increase in personnel includes approximately 60 employees from the Company's acquisitions of The Premisys Corporation and Numetrix.

     Development resources primarily were devoted to enhancements of both the Company's WorldSoftware and OneWorld application suites during both fiscal 1998 and 1999. The Company ceased capitalizing OneWorld development costs during fiscal 1997, and there were no software development costs capitalized during fiscal 1998 or 1999. The Company anticipates that future research and development expenses will increase in subsequent periods due to a number of development projects. The Company is continuing its ongoing internal product enhancements in e-business and other areas and its integration of modules such as sales force automation and advanced planning and scheduling, utilizing third-party development alliances, such as Siebel and Ariba, for certain development projects.

     Amortization of acquired software and other intangibles. Amortization of acquired intangibles was related to the acquisitions of Numetrix in June 1999 and The Premisys Corporation in February 1999. Acquired intangible assets consist of core software, in-place workforce, customer base, and goodwill. Amortization expense for the fiscal year ended October 31, 1999, related to the software, in-place workforce, customer base, and goodwill was $4.6 million, $1.3 million, $1.9 million, and $1.7 million, respectively.

     In-process research and development. IPR&D expenses were in connection with the acquisitions of Numetrix in June 1999 and The Premisys Corporation in February 1999. IPR&D consists of those products that are not yet proven to be technically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned values were expensed immediately upon the closing dates of the acquisitions. Aggregate IPR&D expenses were $26.1 million for fiscal 1999. No such charges were incurred in fiscal 1998.

     Numetrix is a provider of Internet-enabled supply chain planning software, including demand planning, production scheduling, and distribution applications, for medium and large manufacturing companies. The Numetrix product suite is being integrated with the Company's existing enterprise application solutions to link customers, suppliers, and trading partners in collaborative enterprise networks. Numetrix software modules will also continue to be sold separately. The Numetrix acquisition was accounted for as a purchase, and the Company retained an independent appraiser to assist with assigning fair values to the intangible assets. Specifically identified intangible assets include developed technology, in-process technology, in-place workforce, and the existing customer base. The valuations relied on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing both the developed and in-process technology, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate.

     As of the acquisition date, Numetrix had completed a substantial amount of research and development on a new discrete scheduling product that represents a strategic product designed to address the market for discrete factory planning for middle-market companies. Also underway was the development of a new demand planning module and a new collaborative enabler. Numetrix also was developing major revisions and enhancements of almost all of the modules of its product suite as of the date of acquisition. Following is a description of the specific nature of each of the new in-process development projects acquired:

     - The most significant in-process technology is being designed to offer an operational-level, discrete planning and scheduling solution targeted at the middle market. Numetrix's current solution in the market relies on process scheduling rather than discrete scheduling, and a large technical difference exists between the two types of scheduling. Process scheduling is used by manufacturers in industries, such as paper products and processed foods, with significant capital investment in the machinery compared to the investment in raw material products. These types of industries require production and scheduling systems to coordinate with the interruptible nature of the manufacturing process. In comparison, discrete scheduling is utilized in industries with non-interruptible processes with emphasis on the product materials rather than the machinery, such as computer component manufacturing. The two types of scheduling employ different data models, and users in each case require different operating parameters from production scheduling solutions. As of the valuation date, the beta release was scheduled for September 1999, and the development was estimated to be nearly 90% complete. This project continues to progress; however, the beta release was postponed until fiscal 2000.

     - A new demand-planning module was being designed to enhance enterprise-wide collaborative forecasting and to address forecast reconciliation. This application is intended to be marketed as a component of both the Numetrix product suite and the new discrete product. New features of this product include a full forecasting graphical interface that allows for manipulation of variables and inputs to optimize demand planning. As of the valuation date, Numetrix was analyzing requirements for the product and had not begun to write code. The first scheduled release was planned for the middle of calendar 2000. As of the acquisition, date, this module was less than 10% complete. The project is postponed pending further evaluation by management.

     - Another in-process technology, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. The product automatically detects changes to data in other applications and instantaneously processes the impact of the changes among applications. It is designed to integrate into the Numetrix product suite solution and offers a more cost-effective solution for messaging optimization as compared to the current technology. The initial product release was scheduled for the middle of calendar 2000, and as of the acquisition date the technology was estimated to be 13% complete. The Company has not changed the product schedule since the acquisition date.

     Both the developed technology and in-process development valuations were based primarily on an income approach that examined all projected revenue and expenses attributable to the assets over the economic life of each. A variation of the income approach that applies a percentage of completion calculation was also used to value in-process technology, and this method was used for recording the fair value of in-process development. In this approach, the research and development costs to complete the in-process technology are not deducted as an expense. However, the net cash flows are multiplied by the percentage of completion of the technology. The percentage of completion was based on the development expense spent as of the valuation date as a percentage of the total required development expense for each new product and each new release of the existing products.

     The basis of the financial projections used in the valuation analysis were management projections of the revenue and expenses likely to be realized by Numetrix. Projected revenue was split between developed, in-process, and future technology to be developed subsequent to the valuation date. The classification of each research and development project as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards (SFAS) No. 86, SFAS No. 2 and Financial Accounting Standards Board
(FASB) Interpretation No. 4. All expenses associated with those revenues were deducted, including cost of goods sold, sales and marketing, general and administrative expenses, and research and development expenses. Allocations of revenue and expenses between developed, in-process, and future technology were based on the development schedule of new products and new versions of existing products and the estimated lines of code needed to complete each in-process product phase as provided by Numetrix. Unless otherwise appropriate, these expenses were allocated to developed, in-process, and future technology in the same ratio as the revenue. An economic rent for use of other assets was deducted, including the in-place workforce, working capital, fixed assets, trademarks, and customer base. A royalty rate for the proprietary Distributed Object Messaging Architecture (DOMA) was deducted where appropriate for applications relying on this existing technology. Income taxes were deducted at the estimated effective tax rate for the company. An appropriate discount rate was applied to the projects to calculate the net present value of the developed and in-process technology over their economic lives.

     The valuations used a discounted cash flow analysis of financial projections over the estimated useful lives of the existing technology. After the end of the projection period, no further revenue was assumed, and no residual value of the technologies was used. The projected revenue stream by product -- developed, in-process, and future -- was determined by the existing lines of software code and incremental lines of code for future releases of each product. The discount rate was based on the weighted average cost of capital method and was determined to be 22.5% for Numetrix. This same rate was used for valuing the IPR&D due to the level of risk, which was considered the same as that for the company as a whole. A discount rate of 17.5% was used for developed technology due to the lower level of risk.

     Financial projections used to value the intangibles included breakdowns of revenue from license fees, implementation and consulting services, and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through Numetrix's fiscal year ending February 28, 2009. Based on historical data provided by management of Numetrix regarding the rate at which the code base for developed technology would become obsolete, the expected replacement and augmentation of existing software code for each product, as well as the rate at which replacement technology would be developed, the projection period was deemed appropriate. Significant changes were not anticipated from historical pricing or gross margins. Management anticipates solid revenue growth consistent with historical and projected results of competitors as well as general market expectations for the supply chain management space and especially Web-enabled applications, such as those currently and expected to be offered by Numetrix. Also, the discrete scheduling product currently under development targets the much larger market of mid-sized manufacturing companies in addition to the company's traditional market of Fortune 500 customers. Operating expenses are also expected to increase significantly but, as a percentage of revenue, are projected to fall closer in line with industry averages consistent with the major ERP providers, including J.D. Edwards, Oracle, and SAP. Accordingly, the operating margin is expected to be at a break-even point in the current fiscal year and gradually increase through Numetrix's fiscal year ending February 28,

2009. The appraisal resulted in a value of $24.0 million for IPR&D and $32.8 million for developed technology.

     The Premisys Corporation provides visual configuration software and consulting services. At the date of acquisition, The Premisys Corporation was developing major enhancements to its CustomWorks product, such as functionality to address setup complexities and quoting. Additionally, The Premisys Corporation and J.D. Edwards began developing an interface between CustomWorks and OneWorld under a Product Alliances Partner Agreement entered into by the two companies in August 1997. Technology acquired in the Company's purchase of The Premisys Corporation is currently being fully integrated with OneWorld, furthering enhancements to the J.D. Edwards supply chain solution.

     The percentage completion variation of the income approach also was used to value the IPR&D from The Premisys Corporation acquisition based on projected revenue and expenses likely to be realized. However, both a replacement cost approach and market approach also were considered and provided further support for the valuation. The percentage of completion for the in-process technology was based on the development expense spent as of the valuation date as a percentage of the total required development expense. The financial projections include revenue from license fees, implementation and consulting services, and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through fiscal year 2003. Charges for other assets also were deducted, including a royalty for the core technology, fixed assets, working capital, and other intangibles. Income taxes were deducted at the estimated effective tax rate for the company. A discount rate of 21% was deemed appropriate for the level of risk associated with the development projects. This rate was used over the economic life to calculate the net present value of $2.4 million for the developed and $2.1 million for the in-process technology.

     The assumptions in the valuation reflect management's anticipation of solid revenue growth consistent with the historical and projected results of competitors, as well as general market expectations for the supply chain management space and front office applications such as CustomWorks. Operating expenses also are expected to increase significantly but are projected to gradually fall in line with industry averages consistent with the major ERP providers, including J.D. Edwards, Oracle, and SAP. Accordingly, the operating margin in the financial model is expected to grow over the next two years, but then gradually decline as the developed and in-process products mature.

     If the Company is unable to complete the in-process development projects within the expected schedule, future revenue and earnings could be materially impacted as management believes supply chain solutions such as those offered by Numetrix and The Premisys Corporation are integral to its ability to remain competitive in the extended ERP market.

     Other income (expense). Other income (expense) includes interest income earned on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $19.3 million for fiscal 1999 from $15.3 million for fiscal 1998. The increase was primarily the result of higher yields on invested funds. Interest income is expected to decline in future periods as a result of lower cash and investment balances due primarily to the cash outlay for the Numetrix acquisition. Other income also increased due to proceeds from a legal judgement received during the second quarter of fiscal 1999. Net of hedging activities during the current year, foreign currency losses decreased to $568,000 for fiscal 1999 from $2.8 million in fiscal 1998 primarily due to an improved hedging program.

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

     The Company uses hedging instruments to mitigate the foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. Gains and losses on these contracts are recognized as non-operating income or expense in the period in which the gain or loss is recognized from the settlement or translation of the underlying assets and liabilities. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

     Provision for (benefit from) income taxes. The Company's effective income tax rate was 18.6% for fiscal 1999 compared to 37.0% for fiscal 1998. This change was due primarily to differences between financial accounting and tax treatment of certain acquisition-related charges that reduced the overall income tax benefit for fiscal year ended 1999. Excluding the effect of the acquisition-related permanent differences, the rate for fiscal 1999 was 37.0%.

     Other data regarding results of operations. The impact of the charges for acquired IPR&D costs and amortization of intangibles on the net loss and net loss per share in fiscal 1999 is presented below. This supplemental information does not reflect the Company's results of operations in accordance with generally accepted accounting principles (GAAP), and it is not intended to be superior to or more meaningful than other information presented herein that was prepared in accordance with GAAP.

                                                                   FISCAL YEAR ENDED
                                                                    OCTOBER 31, 1999
                                                         --------------------------------------
                                                           BEFORE ACQUIRED      AFTER ACQUIRED
                                                              IPR&D AND            IPR&D AND
                                                             AMORTIZATION        AMORTIZATION
                                                             OF ACQUIRED          OF ACQUIRED
                                                             INTANGIBLES          INTANGIBLES
                                                         --------------------   ---------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from operations..........................        $(31,592)           $(67,221)
Other income, net......................................          19,056              19,056
Provision for (benefit from) income taxes..............          (4,638)             (8,941)
                                                               --------            --------
     Net income (loss).................................        $ (7,898)           $(39,224)
                                                               ========            ========
Net income (loss) per share:
  Basic................................................        $  (0.07)           $  (0.37)
                                                               ========            ========
  Diluted..............................................        $  (0.07)           $  (0.37)
                                                               ========            ========
Shares used in computing net income (loss) per share:
  Basic................................................         105,378             105,378
  Diluted..............................................         105,378             105,378

  Fiscal Years Ended October 31, 1997 and 1998

     Total revenue. Total revenue increased to $934.0 million for fiscal 1998 from $647.8 million for fiscal 1997, representing an increase of 44%. The Company achieved a greater acceptance of its software products by mid-sized organizations in key domestic and international markets. Additionally, new releases of the Company's application suites and enhanced services, support, and custom programming capabilities further increased such acceptance. The total revenue increase in fiscal 1998 was due to growth in both software license transactions and services, with higher growth in license fees than services. The revenue mix between license fees and services was 41.3% and 58.7%, respectively, compared to 38.4% and 61.6%, respectively, for fiscal 1997. The Company increased the number of large license transactions and the number of new customers as compared to fiscal 1997, expanding its installed base of customers by 16% compared to the end of fiscal 1997 to approximately 5,000 at October 31, 1998.

     Geographically, the overall growth was led by strong performance in EMEA, with a 61% increase in total revenue during fiscal 1998 compared to fiscal 1997. The geographic areas defined as United States, EMEA, and the rest of the world accounted for 63%, 22%, and 15% of total revenue, respectively, for fiscal 1998.

Comparatively, during fiscal 1997, the United States, EMEA, and the rest of the world accounted for 63%, 20%, and 17% of total revenue, respectively.

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

     Services. Service revenue increased to $547.9 million for fiscal 1998 from $399.1 million for fiscal 1997, representing an increase of 37%. The Company continued to experience increased demand for services in fiscal 1998 compared to the previous year. The increase in total service revenue was led by higher revenue from consulting, the largest component of services, although training and support revenue also increased. Consulting revenue increased primarily due to the increase in license transactions and the demand for implementations, as well as the expanded capacity from both internal personnel and business partner resources. Support revenue increased primarily as a result of the Company's growing installed base of customers. Training revenue increased primarily due to the increase in license transactions, expanded capacity, additional personnel resources, and an increase in prices for certain courses. As a percentage of total revenue, services revenue remained higher than license fee revenue due to the continued increases in demand and the Company's ongoing commitment to provide consulting and training services that complement its software products.

     The Company subcontracted a portion of its consulting and training services to third parties. The portion of such service revenue generated through subcontracted work accounted for 46% in fiscal 1998 compared to 43% in fiscal 1997. In addition to subcontracting out some of its service work to business partners, the Company put a strategy in place during the previous fiscal year to utilize third parties to contract directly with its customers to implement the OneWorld version of its applications suites. During fiscal 1998, new business alliances were established to achieve this objective, and several existing alliance partners provided significantly more resources to implement OneWorld; however, through the end of fiscal 1998 the Company had referred only a limited number of its implementations to such third parties. The transition to this referral strategy had a limited impact on the fiscal 1998 results due to direct service contracts currently in place and established relationships with existing customers.

     Cost of license fees. Cost of license fees increased to $43.4 million for fiscal 1998 from $36.4 million for fiscal 1997. The increase in the dollar amount of costs in fiscal 1998 compared to the previous fiscal year was primarily due to the volume of license transactions closed through business partners, resulting in higher commissions to the business partners. The overall increase in costs compared to fiscal 1997 was partially offset by the Company's renegotiation of certain royalty agreements effective in fiscal 1998, which lowered royalty expense compared to fiscal 1997. Amortization of capitalized software development costs was relatively consistent at $6.1 million for fiscal 1998 compared to $6.0 million for fiscal 1997. Capitalized software costs primarily relate to the OneWorld applications and will continue to be amortized through the first quarter of fiscal 2000.

     The gross margin on license fee revenue increased to 88.8% in fiscal 1998 from 85.3% in fiscal 1997. Gross margin on license fee revenue varies depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs, the volume of license transactions closed through business partners, internal terms, and the proportion of the Company's software products that are subject to royalty payments. The fiscal 1998 results were positively impacted by the overall increase in license fee revenue volume and lower royalty expense on complementary third-party software products licensed through the Company in fiscal 1998 compared to fiscal 1997.

     Cost of services. Cost of services increased to $349.7 million for fiscal 1998 from $244.6 million for fiscal 1997. The dollar amount increase was primarily due to additional personnel and subcontracted service costs to support the growth in demand for implementation and consulting services, as well as an increase in customer support staff. During fiscal 1998, the Company invested additional resources for training its personnel and business partners on the OneWorld applications and related computer platforms. As a result, the gross margin on service revenue decreased to 36.2% in fiscal 1998 from 38.7% in fiscal 1997.

     Sales and marketing. Sales and marketing expense increased to $261.4 million for fiscal 1998 from $176.0 million for fiscal 1997, representing 28.0% and 27.2% of total revenue, respectively. Increased license fee revenue impacted sales and marketing expenses during fiscal 1998 by driving higher sales commission expense as compared to fiscal 1997. The increase in the total dollar amount of expense was also the result of additional personnel and increased advertising and promotion costs for the Company's expanded publicity activities. The total number of sales and marketing personnel increased 52% as of October 31, 1998, compared to a year ago. Sales and marketing expenses as a percentage of total revenue increased primarily as a result of outside costs associated with the Company's marketing, promotion, and advertising placement activity in fiscal 1998 as compared to the previous year.

     General and administrative. General and administrative expense increased to $83.5 million for fiscal 1998 from $69.9 million for fiscal 1997, representing 8.9% and 10.8% of total revenue, respectively. The total dollar amount of expense was higher in fiscal 1998 primarily due to an increase in personnel and subcontracted services to facilitate the growth in the Company's operations. General and administrative expenses as a percentage of total revenue declined primarily as a result of the growth in revenue volume and increased efficiencies within support functions to effectively manage the overall growth in the Company's operations.

     Research and development. Research and development expense increased to $89.4 million for fiscal 1998 from $60.6 million for fiscal 1997. In addition, no software development costs were capitalized in fiscal 1998, while $2.2 million was capitalized in fiscal 1997. Total research and development expenditures were higher in fiscal 1998 primarily due to a 37% increase in personnel, together with increases in related facilities and equipment costs. Development resources were primarily devoted to enhancements of both the Company's WorldSoftware and OneWorld application suites during both fiscal 1997 and 1998. Capitalized software development costs in fiscal 1997 primarily consisted of OneWorld development costs, which the Company ceased capitalizing during the first half of fiscal 1997 following the release of the version in late calendar 1996. As a percentage of total revenue, research and development expenditures, including capitalized software development costs in fiscal 1997, were relatively consistent at 9.6% in fiscal 1998 and 9.7% in fiscal 1997.

     Other income (expense). Interest income increased to $15.3 million for fiscal 1998 from $1.7 million for fiscal 1997 primarily due to interest earned on the investment of proceeds from the Company's IPO completed in September 1997. Foreign currency losses increased to $2.8 million for fiscal 1998 from $2.0 million for fiscal 1997 primarily due to the strengthening of the U.S. dollar against certain foreign currencies.

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

                                                                         THREE MONTHS ENDED
                                       ---------------------------------------------------------------------------------------
                                       JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,   JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,
                                         1998       1998        1998       1998       1999       1999        1999       1999
                                       --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
OPERATIONS:
Revenue:
  License fees.......................  $ 67,990   $ 76,424    $ 98,122   $143,545   $ 69,599   $ 67,204    $ 74,949   $101,065
  Services...........................   110,266    132,567     141,480    163,588    153,338    164,387     157,120    156,569
                                       --------   --------    --------   --------   --------   --------    --------   --------
        Total revenue................   178,256    208,991     239,602    307,133    222,937    231,591     232,069    257,634
Costs and expenses:
  Cost of license fees...............    11,119      8,185      11,199     12,901      5,291      7,421       7,505      9,665
  Cost of services...................    70,588     84,559      91,283    103,259     99,462    106,605     101,778    100,448
  Sales and marketing................    50,421     61,440      68,334     81,205     69,413     83,347      89,198     92,243
  General and administrative.........    18,439     18,211      20,639     26,161     24,389     25,487      21,233     23,132
  Research and development...........    19,938     20,640      22,399     26,424     22,715     28,996      27,096     30,399
  Amortization of acquired software
    and other acquired intangibles...        --         --          --         --         --        350       3,234      5,904
  Acquired in-process research and
    development......................        --         --          --         --         --      2,141      24,000         --
                                       --------   --------    --------   --------   --------   --------    --------   --------
        Total costs and expenses.....   170,505    193,035     213,854    249,950    221,270    254,347     274,044    261,791
Operating income (loss)..............     7,751     15,956      25,748     57,183      1,667    (22,756)    (41,975)    (4,157)
Other income (expense), net..........     2,449      3,620       2,907      2,589      5,107      6,249       3,337      4,363
                                       --------   --------    --------   --------   --------   --------    --------   --------
Income (loss) before income taxes....    10,200     19,576      28,655     59,772      6,774    (16,507)    (38,638)       206
Income tax provision (benefit).......     3,774      7,243      10,602     22,116      2,506     (6,107)     (5,416)        76
                                       --------   --------    --------   --------   --------   --------    --------   --------
        Net income (loss)............  $  6,426   $ 12,333    $ 18,053   $ 37,656   $  4,268   $(10,400)   $(33,222)  $    130
                                       ========   ========    ========   ========   ========   ========    ========   ========
Net income (loss) per common share:
  Basic..............................  $   0.07   $   0.13    $   0.18   $   0.37   $   0.04   $  (0.10)   $  (0.31)  $   0.00
                                       ========   ========    ========   ========   ========   ========    ========   ========
  Diluted............................  $   0.06   $   0.11    $   0.16   $   0.34   $   0.04   $  (0.10)   $  (0.31)  $   0.00
                                       ========   ========    ========   ========   ========   ========    ========   ========
Shares used in computing per share
  amounts:
  Basic..............................    93,413     96,975     100,522    102,145   10 3,111    105,333     106,181    106,889
  Diluted............................   108,116    109,525     110,867    111,466    111,549    105,333     106,181    112,194
AS A PERCENTAGE OF TOTAL REVENUE:
Revenue:
  License fees.......................      38.1%      36.6%       41.0%      46.7%      31.2%      29.0%       32.3%      39.2%
  Services...........................      61.9       63.4        59.0       53.3       68.8       71.0        67.7       60.8
                                       --------   --------    --------   --------   --------   --------    --------   --------
        Total revenue................     100.0      100.0       100.0      100.0      100.0      100.0       100.0      100.0
Costs and expenses:
  Cost of license fees...............       6.2        3.9         4.7        4.2        2.4        3.2         3.2        3.7
  Cost of services...................      39.6       40.5        38.1       33.6       44.6       46.0        43.9       39.0
  Sales and marketing................      28.3       29.4        28.5       26.5       31.2       36.1        38.4       35.8
  General and administrative.........      10.4        8.7         8.6        8.5       10.9       11.0         9.1        9.0
  Research and development...........      11.2        9.9         9.4        8.6       10.2       12.5        11.7       11.8
  Amortization of acquired software
    and other acquired intangibles...        --         --          --         --         --        0.1         1.4        2.3
  Acquired in-process research and
    development......................        --         --          --         --         --        0.9        10.3         --
                                       --------   --------    --------   --------   --------   --------    --------   --------
        Total costs and expenses.....      95.7       92.4        89.3       81.4       99.3      109.8       118.0      101.6
Operating income (loss)..............       4.3        7.6        10.7       18.6        0.7       (9.8)      (18.0)      (1.6)
Other income (expense), net..........       1.4        1.7         1.2        0.9        2.3        2.7         1.4        1.7
                                       --------   --------    --------   --------   --------   --------    --------   --------
Income (loss) before income taxes....       5.7        9.3        11.9       19.5        3.0       (7.1)      (16.6)       0.1
Income tax provision (benefit).......       2.1        3.4         4.4        7.2        1.1       (2.6)       (2.3)       0.0
                                       --------   --------    --------   --------   --------   --------    --------   --------
        Net income (loss)............       3.6%       5.9%        7.5%      12.3%       1.9%      (4.5)%     (14.3)%      0.1%
                                       ========   ========    ========   ========   ========   ========    ========   ========
Gross margin on license fee
  revenue............................      83.6%      89.3%       88.6%      91.0%      92.4%      89.0%       90.0%      90.4%
Gross margin on service revenue......      36.0%      36.2%       35.5%      36.9%      35.1%      35.1%       35.2%      35.8%

     In the last eight quarters, expenses and operating income as a percentage of total revenue have varied primarily due to seasonality, which has resulted in disproportionately higher license fee revenue in the fourth fiscal quarter, and other factors such as the impact of Year 2000 preparations on customer buying patterns. Expenses as a percentage of revenue have decreased in the fourth quarter due to seasonally higher license fee revenue. Gross margin on license fee revenue has varied quarterly from 83.6% to 92.4% within the last eight quarters due to fluctuations in license volume and the mix of fixed and variable costs of licenses. Gross margin on service revenue has moderately declined primarily due to lower utilization and investments in resources for training personnel and business partners. The Company's service revenue may be severely impacted in its first fiscal quarter of fiscal 2000 by a lack of demand resulting from Year 2000 preparations by customers as well as lower maintenance renewal rates once the Year 2000 activities have subsided. Additionally, service revenue is usually lower in the first quarter due to the holiday season in November and December.

     Based on all of the foregoing, the Company believes that future revenue, expenses, and operating results are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, the Company believes that in some future quarter, the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's common stock likely would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1999, the Company's principal sources of liquidity consisted of $113.3 million of cash and cash equivalents, $309.1 million of short-term and long-term investments, and a $10.0 million unsecured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of October 31, 1999, the Company had working capital of $123.5 million, and no amounts were outstanding under the Company's bank line of credit. Short-term deferred revenue and customer deposits totaling $114.9 million are included in determining this amount. The short-term deferred revenue primarily represents annual maintenance payments billed to customers that is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $238.4 million, and including long-term investments working capital would have been $485.0 million.

     The Company calculates accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing its accounts receivable balance at the end of the quarter by revenue for the quarter multiplied by 90 days. Calculated as such, DSO was 83 days as of October 31, 1999, compared to 78 days as of the previous fiscal year end. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting The Company's Business, Operating Results and Financial
Condition -- Quarterly Financial Results are Subject to Significant
Fluctuations."

     The Company generated operating cash flow of $12.3 million for fiscal 1999 and $154.7 million and $74.2 million for fiscal 1998 and 1997, respectively. The decrease in operating cash flow was due primarily to the fiscal 1999 net loss before acquired IPR&D and cash payments for accrued liabilities, somewhat offset by collections of accounts receivable.

     The Company utilized cash for investing activities of $111.3 million in fiscal 1999, compared to $245.1 million and $154.6 million for fiscal 1998 and 1997, respectively. Net cash payments totaled $93.2 million for the Numetrix acquisition during the third quarter of fiscal 1999. The Company purchased The Premisys Corporation for a net cash payment of $4.2 million and shares of J.D. Edwards' common stock valued at $3.2 million during the second quarter of fiscal 1999. During fiscal 1998 and 1997, the primary investing activity was the purchase of short- and long-term debt and equity securities with cash from the IPO. During each of these fiscal years, the Company purchased furniture, fixtures, and equipment that were necessary to support its expanding operations. In fiscal 1997 and 1998, the Company's cash utilized for investing activities was offset in part by $8.7 million and $7.7 million, respectively, of proceeds from the sale of assets.

     Financing activities provided $31.6 million in cash from exercised common stock options and Employee Stock Purchase Plan activity, and the Company issued a total of 4.4 million shares of common stock during fiscal 1999. In September 1997, the Company completed its IPO of 18.2 million shares of common stock, of which 12.8 million were issued by the Company, generating net proceeds of $276.5 million. The Company did not have other significant net financing activities for the past three fiscal years. The Company utilized its bank line of credit for working capital and other general corporate purposes during fiscal 1997 but repaid all amounts borrowed within that fiscal year.

     In August 1999, the Company authorized the repurchase of up to 8 million shares of the Company's common stock under a share repurchase plan. The plan is designed to partially offset the effects of share issuances under the stock option and employee stock purchase plans. The number of shares to be purchased and the timing of purchases will be based on several factors, including the level of stock issuances under the stock plans, the price of J.D. Edwards' stock, general market conditions, and other factors. Stock repurchases may be effected from time to time at management's discretion through forward, put and call transactions, or open market purchases.

     The Company leases its corporate headquarters office buildings constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks have collectively financed up to $124.2 million in purchase and construction costs through a combination of equity and debt. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At October 31, 1999, investments totaling $121.4 million were designated as collateral for these leases.

     In December 1999, the Company committed to cash outlays totaling approximately $30.0 million to be paid during the first or second quarter of fiscal 2000 for certain strategic investments and other agreements. Additional cash outlays related to these arrangements totaling approximately $15.0 million may be made either at the Company's option or are contingent upon certain future events.

     Management believes its cash and cash equivalents balance, short-term and long-term investments, amounts available under existing credit facilities, and funds generated from operations will be sufficient to meet its cash needs for at least the next 12 months. Additionally, the Company also may continue to use a portion of its short- and long-term investments to acquire or invest in businesses, products or technologies that are complementary to those of the Company or to acquire treasury stock. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is a result of computer systems and other electronic equipment using software processors or embedded chips that use only two digit entries in the date code field and may not be able to distinguish whether "00" means 1900 or 2000. The potential for system errors and failures involves substantially all aspects of the Company's internal operations, including computer systems, voice and data networks, and the infrastructure of its facilities.

     To address the company-wide internal Year 2000 readiness activities, the Company established a corporate readiness program during fiscal 1998 to coordinate efforts already then underway in the information technology (IT) and software development departments and to expand the program to include all business functions and geographic areas. The program addressed internal operational and financial risks as well as those associated with business partners and other third parties. Status reports on this program have been periodically presented to the Company's senior management and to the audit committee of the Board of Directors.

     State of Readiness. The Company completed a readiness program to assess the Company's internal state of readiness and to direct preparations for the Year 2000. Issues related to the current versions of its proprietary software products had been addressed prior to inception of the corporate readiness program, and management believes the product to be generally Year 2000 compliant. The Company encouraged its customers to migrate to current product versions that are Year 2000 ready and provided regular correspondence regarding Year 2000 preparations to its customers in the last several months leading up to the new year. The Company's internal business operations are significantly dependent upon the proprietary software products it licenses to customers. To date, no business interruptions associated with these applications have been experienced and none are currently anticipated.

     Following is the six-step process followed in the readiness program:

          1) Awareness -- Make all levels of the organization aware of Year 2000 issues.

          2) Inventory -- Obtain detailed lists of specific issues from representatives in every area of the Company's operations.

          3) Assessment -- Complete a detailed inventory review to determine and prioritize areas of exposure; identify mission critical processes and systems; initiate certification of Year 2000 compliance for vendors/suppliers/landlords; and establish contingency plans.

          4) Resolution -- Decide which systems to replace, retrofit, or retire; initiate conversion to systems that are Year 2000 ready.

          5) Testing -- Obtain assurance that conversions were completed properly and that the systems and processes will function correctly; finalize contingency plans.

          6) Deployment -- Implement new or modified systems and processes back into normal production; implement contingency plans where appropriate.

     Costs. The Company estimates that when calculations are final, the direct costs to remediate Year 2000 issues will total approximately $2.0 million and does not anticipate such costs will have a material impact on its results of operations. As the Company has now completed its readiness program, future costs to monitor any additional potential problems are expected to be minimal.

     The estimated costs include the budget for the Company's corporate readiness programs, IT and non-IT costs, including legal expenses, expenses associated with a field readiness task force, equipment purchases, and maintenance provided over the weekend of the actual date change to the Year 2000. Such costs do not include an estimate for labor, overhead, or other resources that are associated with the impact of Year 2000 compliance but are not directly involved in the project and also not expected to have a material impact. Management believes that customers' and potential customers' purchasing patterns have been affected in a number of ways, and the current slowing in license fee growth may be primarily due to such changes. Many companies already have expended significant resources to upgrade their systems. These expenditures may result in reduced funds available to purchase software products such as those the Company offers. Additionally, it is possible that certain of the Company's customers purchased support contracts only to ensure that they are Year 2000 ready and then will cancel such contracts. Many customers may have deferred purchasing Year 2000 ready products as long as possible, accelerated purchasing such products, switched to other systems or suppliers, or purchased the Company's products only as an interim solution. Although the Company currently offers software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

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

     Factors outside the Company's control could cause significant disruptions to business activities and affect the Company's operations in the Year 2000, such as the failure of its third-party business partners, suppliers, government entities, customers, and others to adequately prepare. Additionally, third-party software and computer technology used internally may materially impact the Company if not Year 2000 compliant. The Company's operations may be at risk and a material adverse impact to the Company's results of operations, liquidity, and financial condition could result if any third parties failed to adequately address the problem or if software conversions result in system incompatibilities with these third parties.

     Contingency Plans. As part of the six-step process previously outlined, specific contingency plans were developed in connection with the assessment and resolution to the mission critical risks identified. Such planning was complicated by the risk of multiple Year 2000 problems and the fact that many of the Company's risks reside with third parties who may not have successfully addressed their own risks. However, the Company established certain contingency plans for both IT and non-IT systems for identified mission critical functions. Such plans included backup power for the Company's facilities, explicit manual "workaround" procedures, additional staffing at critical times, and the identification of key contacts worldwide who are responsible for addressing specific issues and implementing such plans.

EURO

     In January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union (EMU) countries. During 2002, all participating EMU countries are expected to be operating with the euro as their single currency. During the next two years, business in participating EMU member states will be conducted in both the existing national currency and the euro. As a result, companies operating in or conducting business in these EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Although the Company currently offers software products that are designed to be euro-currency enabled, and management believes it will be able to accommodate any required euro currency changes, there can be no assurance that the software will contain all the necessary changes or meet all of the euro currency requirements. If the Company's software does not meet all the euro currency requirements, its business, operating results, and financial condition would be materially adversely affected. The Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EMU countries.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory, or credit risks, are not included in the following assessment of the Company's market risks.

     Foreign currency exchange rates. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During fiscal 1999, 39% of the Company's total revenue was generated from its international operations, and the net assets of the Company's foreign operations totaled 15% of consolidated net assets as of October 31, 1999. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly owned subsidiaries in Europe, Africa, Asia, Canada, and Latin America. These foreign subsidiaries use the local currency or, more recently, the euro as their functional currency as revenue is generated and expenses are incurred in such currencies.

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

     The Company prepared sensitivity analyses of its exposures from foreign net asset and forward foreign exchange contracts as of October 31, 1999, and its exposure from anticipated foreign revenue in fiscal 2000 to assess the impact of hypothetical changes in foreign currency rates. Based upon the results of these analyses, a 10% adverse change in foreign currency rates from the 1999 fiscal year end rates would not have a material adverse effect on the Company's results of operations, cash flows, or financial condition for the next fiscal year.

     Interest rates. Investments, including cash equivalents, consist of U.S., state, and municipal bonds, as well as domestic corporate bonds, with maturities of up to 30 months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at amortized cost. Additionally, the Company has lease obligations calculated as a return on the lessor's costs of funding based on LIBOR and adjusted from time to time to reflect any changes in the Company's leverage ratio. Changes in interest rates could impact the Company's anticipated interest income and lease obligations or could impact the fair market value of its investments.

     The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment and borrowing levels for fiscal 2000 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 1999 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows, or financial condition for the next fiscal year.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Information About Nominees and Other Directors," "Directors' Compensation," and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement) to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 1999, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Compensation of Executive Officers" in the Company's 2000 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Owners and Management's Ownership of J.D. Edwards' Stock" in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements.

          The following consolidated financial statements of J.D. Edwards are filed as part of this report:

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    F-1
Consolidated Balance Sheets.................................    F-2
Consolidated Statements of Operations.......................    F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Notes to Consolidated Financial Statements..................    F-6

          2. Consolidated Financial Statements Schedules.

          The following financial statement schedule of the Company for each of the years ended October 31, 1997, 1998 and 1999 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                               PAGE
                                                              NUMBER
                                                              ------
Schedule II -- Valuation and Qualifying Accounts...........      S-1

          Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

          3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) Reports on Form 8-K: The Company filed no Current Reports on Form 8-K in the fourth quarter ended October 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of January 2000.

                                            J.D. EDWARDS & COMPANY

                                            By:  /s/ RICHARD G. SNOW, JR.
                                              ----------------------------------
                                              Name: Richard G. Snow, Jr.
                                              Title: Vice President, General
                                                     Counsel
                                                 and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on January 21, 2000 on behalf of the Registrant and in the capacities indicated.

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

                /s/ PAMELA L. SAXTON                   Vice President of Finance, Controller and
-----------------------------------------------------    Chief Accounting Officer (principal
                  Pamela L. Saxton                       accounting officer)

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

                /s/ MICHAEL J. MAPLES                  Director
-----------------------------------------------------
                  Michael J. Maples

                /s/ TRYGVE E. MYHREN                   Director
-----------------------------------------------------
                  Trygve E. Myhren

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of J.D. Edwards & Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. on page 48 present fairly, in all material respects, the financial position of J.D. Edwards & Company and its subsidiaries at October 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under
Item 14(a)2. on page 48 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Broomfield, Colorado
November 23, 1999

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $183,115   $113,341
  Short-term investments....................................    28,667     62,546
  Accounts receivable, net of allowance for doubtful
     accounts of $12,900 and $12,000 at October 31, 1998
     and 1999, respectively.................................   265,704    236,216
  Other current assets......................................    32,823     34,936
                                                              --------   --------
          Total current assets..............................   510,309    447,039
Long-term investments.......................................   322,527    246,564
Property and equipment, net.................................    60,689     86,332
Non-current portion of deferred income taxes................    43,658     82,572
Other assets, net...........................................    13,290     78,021
                                                              --------   --------
                                                              $950,473   $940,528
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 60,366   $ 46,004
  Unearned revenue and customer deposits....................   121,092    114,865
  Accrued liabilities.......................................   157,473    162,635
                                                              --------   --------
          Total current liabilities.........................   338,931    323,504
Unearned revenue, net of current portion, and other.........    27,546     24,304
                                                              --------   --------
          Total liabilities.................................   366,477    347,808
Commitments and contingencies (Note 6)......................        --         --
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................        --         --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 102,681,608 and 107,109,494 issued
     and outstanding as of October 31, 1998 and 1999,
     respectively...........................................       103        107
  Additional paid-in capital................................   406,886    456,387
  Deferred compensation.....................................      (677)      (283)
  Retained earnings.........................................   177,324    138,100
  Accumulated other comprehensive income:
     Foreign currency translation adjustments...............       360     (1,591)
                                                              --------   --------
          Total stockholders' equity........................   583,996    592,720
                                                              --------   --------
                                                              $950,473   $940,528
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED OCTOBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
Revenue:
  License fees.............................................  $248,707    $386,081    $312,817
  Services.................................................   399,105     547,901     631,414
                                                             --------    --------    --------
          Total revenue....................................   647,812     933,982     944,231
Costs and expenses:
  Cost of license fees.....................................    36,444      43,404      29,882
  Cost of services.........................................   244,640     349,689     408,293
  Sales and marketing......................................   176,031     261,400     334,201
  General and administrative...............................    69,850      83,450      94,241
  Research and development.................................    60,591      89,401     109,206
  Amortization of acquired software and other acquired
     intangibles...........................................        --          --       9,488
  Acquired in-process research and development.............        --          --      26,141
                                                             --------    --------    --------
          Total costs and expenses.........................   587,556     827,344    1,011,452
Operating income (loss)....................................    60,256     106,638     (67,221)
Other income (expense):
  Interest income..........................................     1,686      15,294      19,324
  Foreign currency losses and other, net...................    (2,616)     (3,729)       (268)
                                                             --------    --------    --------
Income (loss) before income taxes..........................    59,326     118,203     (48,165)
  Provision for (benefit from) income taxes................    22,098      43,735      (8,941)
                                                             --------    --------    --------
Net income (loss)..........................................  $ 37,228    $ 74,468    $(39,224)
                                                             ========    ========    ========
Net income (loss) per common share:
  Basic....................................................  $   0.46    $   0.76    $  (0.37)
                                                             ========    ========    ========
  Diluted..................................................  $   0.39    $   0.68    $  (0.37)
                                                             ========    ========    ========
Shares used in computing per share amounts:
  Basic....................................................    80,546      98,264     105,378
  Diluted..................................................    96,500     109,993     105,378

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK                                                ADJUSTMENT FOR
                                        (INCLUDING MANDATORILY                               OTHER        MANDATORILY
                                          REDEEMABLE SHARES)     ADDITIONAL              COMPREHENSIVE     REDEEMABLE
                                        ----------------------    PAID-IN     RETAINED      INCOME         SHARES AND
                                           SHARES      AMOUNT     CAPITAL     EARNINGS      (LOSS)         OTHER, NET
                                        ------------   -------   ----------   --------   -------------   --------------
Balance, October 31, 1996.............   79,093,070     $ 79      $  3,669    $ 65,628      $   990         $(47,464)
Issuance of shares in public offering,
  net.................................   12,790,004       13       276,452          --           --               --
Lapse of mandatorily redeemable
  provision on ESOP shares............           --       --            --          --           --           47,024
Tax benefit from stock compensation...           --       --        10,137          --           --               --
Stock option exercises and other,
  net.................................      939,112        1         4,020          --           --               51
Net income............................           --       --            --      37,228           --               --
Other comprehensive loss -- change in
  cumulative translation adjustment...           --       --            --          --         (967)              --
                                        -----------     ----      --------    --------      -------         --------
Balance, October 31, 1997.............   92,822,186       93       294,278     102,856           23             (389)
Stock option exercises, issuances
  under employee stock purchase plan
  and other...........................    9,859,422       10        54,346          --           --             (288)
Tax benefit from stock compensation...           --       --        58,262          --           --               --
Net income............................           --       --            --      74,468           --               --
Other comprehensive income -- change
  in cumulative translation
  adjustment..........................           --       --            --          --          337               --
                                        -----------     ----      --------    --------      -------         --------
Balance, October 31, 1998.............  102,681,608      103       406,886     177,324          360             (677)
Stock option exercises, issuances
  under employee stock purchase plan
  and other...........................    4,177,886        4        36,258          --           --              394
Tax benefit from stock compensation...           --       --        10,077          --           --               --
Stock issuance for acquisition........      250,000       --         3,166          --           --               --
Net loss..............................           --       --            --     (39,224)          --               --
Other comprehensive loss -- change in
  cumulative translation adjustment...           --       --            --          --       (1,951)              --
                                        -----------     ----      --------    --------      -------         --------
Balance, October 31, 1999.............  107,109,494     $107      $456,387    $138,100      $(1,591)        $   (283)
                                        ===========     ====      ========    ========      =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Operating activities:
  Net income (loss).........................................  $  37,228   $  74,468   $ (39,224)
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation...........................................     15,649      22,701      25,421
     Amortization of intangible assets and securities
       premiums or discounts................................      6,022       9,941      18,376
     Acquired in-process research and development...........         --          --      26,141
     Benefit from deferred income taxes.....................     (6,554)     (1,933)    (18,535)
     Other..................................................      1,692       3,433       4,965
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable, net...............................    (59,398)    (93,096)     25,212
     Other assets...........................................     (2,790)    (11,744)     (6,307)
     Accounts payable.......................................      2,830      25,361     (14,843)
     Unearned revenue and customer deposits.................     29,669      48,471     (11,452)
     Accrued liabilities....................................     49,882      77,119       2,558
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     74,230     154,721      12,312
Investing activities:
  Purchase of investments...................................   (138,560)   (289,999)   (284,284)
  Proceeds from maturities of investments...................         --      73,481     322,322
  Purchase of property and equipment........................    (22,436)    (36,270)    (52,019)
  Purchase of acquired companies, net of cash acquired......         --          --     (97,378)
  Proceeds from sale of assets and other, net...............      8,661       7,728          28
  Capitalized internal software development costs...........     (2,244)         --          --
                                                              ---------   ---------   ---------
          Net cash used for investing activities............   (154,579)   (245,060)   (111,331)
Financing activities:
  Proceeds from issuance of common stock....................    279,696      47,824      31,568
  Proceeds from bank line of credit.........................     81,950          --          --
  Repayment of bank line of credit..........................    (81,950)         --          --
  Purchase of common stock and other, net...................        (15)         --          --
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    279,681      47,824      31,568
Effect of exchange rate changes on cash.....................       (449)      1,193      (2,323)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    198,883     (41,322)    (69,774)
Cash and cash equivalents at beginning of period............     25,554     224,437     183,115
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 224,437   $ 183,115   $ 113,341
                                                              =========   =========   =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Interest paid.............................................  $     829   $     843   $     868
  Income taxes paid.........................................     17,168      12,447      22,717
  Retirement savings plan contribution funded with common
     stock..................................................         --       6,050       4,694
  Common stock issued in acquisition........................         --          --       3,166

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     J.D. Edwards develops, markets, and supports enterprise and supply chain computing solutions that enable customers to translate ideas into practical realities quickly and efficiently using Idea to Action software. The Company's integrated applications deliver e-business solutions that give customers control over their front office, manufacturing, logistics/distribution, human resources, finance, and customer service management processes for the consumer products, industrial and services industries. J.D. Edwards enables Idea to Action with ActivEra, a collection of tools and technologies that extend J.D. Edwards OneWorld and WorldSoftware enterprise business software and its supply chain planning solutions. ActivEra allows customers to change their software quickly and easily during and after implementation. The Company has developed and marketed enterprise software solutions for over 20 years, principally for operation on AS/400 and other IBM mid-range systems and more recently for multiple computing environments, including Windows NT(R), UNIX(R) and OS/400(R) that are Java(TM) and HTML enabled. The Company also provides implementation, training and support services designed to enable customers to rapidly achieve the benefits of the Company's solutions. Its operations are primarily in the United States, Europe, Africa, Canada, Asia and Latin America.

  Principles of Consolidation and Basis of Presentation

     The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are stated in U.S. dollars and are prepared under U.S. generally accepted accounting principles. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

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

  Cash and Cash Equivalents, Short-term Investments and Long-term Investments

     All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Investments consist of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of up to thirty months. All investments are classified as held-to-maturity as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at amortized cost.

     In connection with certain lease transactions discussed in Note 6, management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At October 31, 1998 and 1999, long-term marketable securities totaling $66.6 million and $121.4 million, respectively, were designated as collateral for these leases.

                             J.D. EDWARDS & COMPANY

     For the Company's total investments, consisting of those classified as cash equivalents, short-term investments, and long-term investments, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows (in thousands):

                                             AMORTIZED   AGGREGATE     GROSS        GROSS
                                               COST        FAIR      UNREALIZED   UNREALIZED
                                               BASIS       VALUE       GAINS        LOSSES
                                             ---------   ---------   ----------   ----------
OCTOBER 31, 1998:
Debt securities issued by the U.S. Treasury
  and other U.S. government corporations
  and agencies.............................  $ 14,178    $ 14,178      $   --       $   --
Debt securities issued by states of the
  U.S. and political subdivisions of the
  states...................................   382,751     384,800       2,078           29
Corporate debt securities..................    61,825      61,819          34           40
Other debt securities......................    17,000      17,000          --           --
                                             --------    --------      ------       ------
          Total investments................  $475,754    $477,797      $2,112       $   69
                                             ========    ========      ======       ======
OCTOBER 31, 1999:
Debt securities issued by the U.S. Treasury
  and other U.S. government corporations
  and agencies.............................  $ 67,716    $ 67,414      $   --       $  302
Debt securities issued by states of the
  U.S. and political subdivisions of the
  states...................................   190,736     190,340          --          396
Corporate debt securities..................    73,675      73,068          --          607
Other debt and equity securities...........    20,386      20,386          --           --
                                             --------    --------      ------       ------
          Total investments................  $352,513    $351,208      $   --       $1,305
                                             ========    ========      ======       ======

  Property and Equipment

     Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. The Company estimates a useful life for furniture and fixtures of five to seven years and for computer equipment of two years.

  Internal Software Research and Development Costs

     The Company capitalizes internally developed software costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of development costs of software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. The Company capitalized $2.2 million in software development costs in fiscal 1997. No internal software development costs were capitalized in fiscal 1998 or 1999.

     Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life, generally three years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs and such amortization is included in the cost of license fees. Total amortization expense for internally developed software was $6.0 million, $6.1 million and $4.8 million in fiscal 1997, 1998 and 1999, respectively.

                             J.D. EDWARDS & COMPANY

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

  Acquired Software and Other Acquired Intangibles

     From time to time the Company may acquire software or other intangible assets in acquisitions of other companies. For business combinations accounted for using the purchase method, acquired software and other acquired intangibles include the amount of purchase price allocated to identified intangible assets such as core software, in-place workforce, customer base, and goodwill at the date of each respective acquisition. Goodwill represents the excess of purchase price over fair value of the net assets acquired. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives which is generally three years for acquired core software and four years for other acquired intangible assets. The amortization of acquired software and other acquired intangible assets is presented in aggregate, as a separate line item, in the consolidated statement of operations. Amortization expense for the fiscal year ended October 31, 1999 related to the software, in-place workforce, customer base and goodwill was $4.6 million, $1.3 million, $1.9 million, and $1.7 million, respectively.

     The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this evaluation, the Company estimates the future undiscounted cash flows of the operations to which the long-lived assets relate to ensure that the carrying value has not been impaired.

  Acquired In-process Research and Development

     For business combinations accounted for using the purchase method, the amount of purchase price allocated to acquired in-process research and development (IPR&D) at the date of each respective acquisition is expensed immediately as of the date of such acquisition in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an interpretation of FASB Statement No. 2." IPR&D consists of products or technologies which are not yet proven to be technically feasible, but have been developed to a point where there is value associated with them in relation to potential future revenue. When technological feasibility is not yet proven and if no alternative future uses are believed to exist for in-process technologies, the assigned values are expensed immediately upon the closing dates of the acquisitions. Amounts allocated to IPR&D are presented as a separate line item in the consolidated statement of operations.

  Foreign Currency Translation

     The functional currency of each subsidiary is the local currency or, in certain countries in Europe, the euro. Translation of balance sheet amounts to U.S. dollars is based on exchange rates as of each balance sheet date. Cumulative currency translation adjustments, net of related deferred taxes, are presented as a separate component of stockholders' equity. Accumulated foreign currency translation balances consisted of a net gain of $360,000 and a net loss of $1.6 million at October 31, 1998 and 1999, respectively.

     Statements of operations and cash flows amounts are translated at the average exchange rates for the period. Transaction gains and losses and unrealized gains and losses on short-term intercompany receivables and payables are included in income as incurred. Net foreign exchange transaction losses are included in other income and expense and totaled $2.0 million, $2.8 million and $568,000 in fiscal 1997, 1998 and 1999, respectively.

                             J.D. EDWARDS & COMPANY

  Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides related services, including consulting, training and support. In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 during 1999 and may issue additional interpretations related to SOP 97-2 in the future.

     The Company applied the provisions of SOP 97-2 on a prospective basis for new software transactions entered into from the beginning of fiscal 1999. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations and did not have a significant impact on its licensing or revenue recognition practices. However, there can be no assurance that additional guidance pertaining to the new standards will not result in unexpected modifications to the Company's current revenue recognition practices that could materially adversely impact the Company's future license fee revenue, results of operations and financial condition.

     Consulting, implementation and training services are not essential to the functionality of the Company's software products, are separately priced and are available from a number of suppliers. Revenue from these services is recorded separately from the license fee. The Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from the date of delivery. Where software license contracts call for payment terms in excess of twelve months from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting, implementation and training services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

     SOP 98-9 provides additional guidance regarding software revenue recognition and is required to be adopted as of the beginning of the Company's first quarter of fiscal 2000. The Company has determined that the adoption of this standard will not have a material impact on its financial condition or results of operations.

  Stock-based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB No. 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB No. 25 and, accordingly, has included the pro forma disclosures required under SFAS No. 123 in Note 4.

                             J.D. EDWARDS & COMPANY

  Accounting for Derivative Instruments and Hedging Activities

     The Company uses hedging instruments to mitigate the foreign currency exchange risk of certain assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. At October 31, 1999, the Company had approximately $108.7 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Gains and losses on these contracts are included in other income or expense and recognized in the period in which the gain or loss is recognized from the settlement or translation of the underlying assets and liabilities. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for the Company in the first quarter of fiscal 2001. The Company currently anticipates that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

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

  Earnings Per Common Share

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for the fiscal 1997 and 1998 periods have been adjusted to include all common shares issuable under stock options using the treasury stock method. Diluted loss per share for fiscal 1999 exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted average common stock equivalents for fiscal 1999 totaled 6.1 million shares. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding for all periods.

                             J.D. EDWARDS & COMPANY

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                           YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------   --------   --------
Numerator:
  Net income (loss)...................................  $37,228   $ 74,468   $(39,224)
                                                        =======   ========   ========
Denominator:
  Basic income (loss) per share -- weighted average
     shares outstanding...............................   80,546     98,264    105,378
  Dilutive effect of common stock equivalents.........   15,954     11,729         --
                                                        -------   --------   --------
  Diluted net income (loss) per share -- adjusted
     weighted average shares outstanding, assuming
     conversion of common stock equivalents...........   96,500    109,993    105,378
                                                        =======   ========   ========
Basic net income (loss) per common share..............  $  0.46   $   0.76   $  (0.37)
Diluted net income (loss) per common share............  $  0.39   $   0.68   $  (0.37)

  Comprehensive Income

     The Company implemented SFAS No. 130, "Reporting Comprehensive Income," in fiscal 1999. This standard requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings. The Company's comprehensive income or loss was comprised of net income or loss and foreign currency translation adjustments for all periods presented. The Company's comprehensive income was $36.3 million and $74.8 million for fiscal 1997 and 1998, respectively. In fiscal 1999, the Company had a comprehensive loss of $41.2 million.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Management believes the risk with respect to trade receivables is mitigated to some extent by the fact that the Company's customer base is widespread geographically and is highly diversified. No single customer accounted for ten percent or more of revenue for fiscal 1997, 1998, or 1999 or of accounts receivable at October 31, 1998 or 1999.

                             J.D. EDWARDS & COMPANY

(2) BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows (in thousands):

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
OTHER CURRENT ASSETS:
  Prepaid expenses..........................................  $  4,912   $ 13,305
  Other current assets......................................    27,911     21,631
                                                              --------   --------
                                                              $ 32,823   $ 34,936
                                                              ========   ========
PROPERTY AND EQUIPMENT:
  Furniture and fixtures....................................  $ 66,094   $ 97,042
  Computer equipment........................................    49,359     62,432
  Land......................................................     8,990      9,240
                                                              --------   --------
                                                               124,443    168,714
  Less: accumulated depreciation............................   (63,754)   (82,382)
                                                              --------   --------
                                                              $ 60,689   $ 86,332
                                                              ========   ========
ACCRUED LIABILITIES:
  Accrued compensation and related expenses.................  $ 97,377   $105,539
  Other taxes payable.......................................     8,642      9,302
  Accrued income taxes......................................    19,780      9,553
  Other accrued expenses....................................    31,674     38,241
                                                              --------   --------
                                                              $157,473   $162,635
                                                              ========   ========

(3) BANK LINE OF CREDIT

     The Company has a $10 million, unsecured, revolving line of credit (the "Revolver) which expires on July 31, 2000. Borrowings under the Revolver are for working capital requirements and other general corporate purposes. The rate of interest is the bank's prime rate minus 0.25% or LIBOR plus 1.00% at the option of the Company. The credit agreement associated with the Revolver requires that the Company remain in compliance with certain affirmative and negative covenants and representations and warranties. The financial covenant includes a liquidity measure. At October 31, 1998 and 1999, the Company was in compliance with the covenants under the credit agreement, and there were no borrowings outstanding.

(4) EMPLOYEE RETIREMENT SAVINGS PLAN AND STOCK-BASED BENEFIT PLANS

  Employee Retirement Savings Plan

     The J.D. Edwards & Company Retirement Savings Plan (the "401(k) Plan") is an Internal Revenue Code Section 401(k) plan, commonly known as a salary reduction retirement plan. The Company established the 401(k) Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) in 1988 and made certain amendments during fiscal 1998. The Company merged the U.S. employee portion of its ESOP into the 401(k) Plan in August 1998.

     Employees are eligible to participate in the 401(k) Plan on the first day of the calendar quarter following one complete calendar month of service. The 401(k) Plan allows for both matching and discretionary contributions. Generally, the Company matches 50% of an employee's eligible contributions to the 401(k) Plan, up to a maximum match of 3% of eligible compensation for each calendar year. Employees must complete 1,000 hours of service and be employed by the Company on the last day of the calendar year to receive the matching contribution, which is fully vested when made for all participants. The Company

                             J.D. EDWARDS & COMPANY
recognized expense for matching contributions of $2.1 million, $5.4 million, and $4.2 million for fiscal 1997, 1998, and 1999, respectively. Discretionary contributions to the 401(k) Plan are subject to a five-year vesting schedule based on number of years of service with the Company. In fiscal 1999, the Company accrued $1.2 million for discretionary contributions to be made in Company common stock.

  ESOP and Mandatorily Redeemable ESOP Shares

     The Company established the ESOP effective January 1, 1989, subject to the provisions of ERISA, and in August 1998 the Company merged the U.S. employee portion of its ESOP into the 401(k) Plan. A total of 8,108,373 shares owned by the ESOP transferred to individual frozen accounts in the 401(k) Plan. Remaining shares in the Plan for non-U.S. participants may be maintained in the account up to the end of calendar year 2000.

     The Company made discretionary contributions of cash and/or shares of common stock of the Company to the ESOP trust fund maintained in the form of individual participant accounts that vested over a seven-year period. Allocations to these accounts were made on the basis of each participant's proportionate share of total compensation paid by the Company to all ESOP participants during each calendar year. At the discretion of the Company, unvested shares forfeited by a terminated participant could be used to offset future Company contributions to the ESOP or be reallocated to the remaining participants of the ESOP. With certain limitations, Company employees in the United States who were at least 21 years old and had completed one year of service were eligible ESOP participants. Upon termination of employment, the ESOP provided that a terminating employee would receive his or her vested shares. Prior to the Company's IPO, a terminating employee could elect to receive a distribution of Company common stock for shares vested or require the Company to purchase the vested shares. In the event the Company was required to purchase such shares from a terminating employee, the Company would purchase the vested shares at the fair value determined by independent appraiser annually. In accordance with the requirements of the SEC, the redemption value of shares held by the ESOP was reflected in the balance sheets prior to completion of the IPO as mandatorily redeemable shares with the offsetting adjustments included as a reduction of stockholders' equity. Upon completion of the IPO, the Company's obligation to purchase the ESOP shares terminated, and the amount related to the mandatorily redeemable shares was reclassified to stockholders' equity.

     Compensation cost was measured as the estimated fair value of shares contributed to or committed to be contributed to the ESOP plus the cash contributed to or committed to be contributed to the ESOP. For the years ended October 31, 1997 and 1998, the Company recognized as compensation cost $5.3 million and $7.3 million, respectively. The ESOP owned 8,558,270 and 7,888,494 shares of common stock at October 31, 1997 and 1998, respectively. All shares owned by the ESOP had been allocated to participants. During fiscal 1999, the Company accrued $1.2 million for discretionary contributions to be made in Company common stock to the 401(k) Plan.

  Equity Incentive Plans

     In August 1997, the Company established an Equity Incentive Plan (the "1997 Plan"). A total of 10,000,000 shares of common stock are reserved for issuance under the 1997 Plan, of which 5,430,410 and 5,024,969 were available for grant as of October 31, 1998 and 1999, respectively. The number of shares of common stock reserved for issuance is increased on each anniversary date of the adoption of the 1997 Plan by a number of shares equal to the number of shares needed to restore the maximum aggregate number of shares to 10,000,000 or a lesser amount determined by the Company's Board of Directors. The 1997 Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options and stock purchase rights to employees, directors, and consultants.

     In November 1992, the Company established an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the "1992 Option Plans"). The Company does not anticipate granting additional options under

                             J.D. EDWARDS & COMPANY
the 1992 Option Plans. The options that were granted vest over a period of time ranging from four to five years with a term of not more than ten years. A total of 35,000,000 shares of common stock are authorized for issuance under the 1992 Option Plans, of which 12,982,200 and 13,495,090 shares were available for grant as of October 31, 1998 and 1999, respectively.

  Employee Stock Purchase Plans

     In August 1997, the Company established employee stock purchase plans (the "Employee Stock Purchase Plans"), which took effect upon completion of the IPO. A total of 2,000,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plans. An annual increase will be made to the Employee Stock Purchase Plans on each anniversary date of the plans in an amount equal to the number of shares of common stock required to restore the maximum number of shares reserved for issuance to 2,000,000, or a lesser amount determined by the Company's Board of Directors. The Employee Stock Purchase Plans permit eligible employees to purchase common stock totaling up to 10% of an employee's compensation through payroll deductions. The Employee Stock Purchase Plan for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Code. The price of common stock to be purchased is 85% of the lower of the fair market value of the common stock on the first or last day of each purchase period. During the years ended October 31, 1998 and 1999, a total of 864,000 and 1,090,000 shares, respectively, were issued under the Employee Stock Purchase Plans, generating total proceeds to the Company of $16,995,000 and $19,652,000, respectively. At October 31, 1999, a total of $5.2 million had been withheld from employees' payroll for the purchase offering period ending on December 31, 1999. Subsequent six-month purchase offering periods will commence on January 1, 2000 and June 1, 2000.

  Stock-based Compensation

     The Company records compensation expense related to its stock plans using the intrinsic value based method and includes a pro forma disclosure in the footnotes for compensation value measured using the fair value accounting treatment. Generally, stock options are granted with an exercise price equal to the fair value at the date of grant. Based on calculations using a Black-Scholes option pricing model, the weighted-average grant date fair value of options was $2.67, $16.24, and $10.65 in fiscal 1997, 1998, and 1999, respectively. The weighted-average grant date fair value of shares issued through the Employee Stock Purchase Plans in fiscal 1998 and 1999 was $3.52 and $8.91, respectively.

     For the fair value disclosure below, compensation value is estimated for each option grant under the 1992 and 1997 Option Plans on the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in fiscal 1997, 1998, and 1999:

                                                                                    RISK-FREE
                    STOCK-BASED                      EXPECTED LIFE    EXPECTED      INTEREST
                   COMPENSATION                       (IN YEARS)     VOLATILITY       RATE
                   ------------                      -------------   ----------   -------------
Options:
  1997 -- Pre-IPO..................................      4.20            --%          5.99%
  1997 -- Post-IPO.................................      3.36            46%          5.85%
  1998.............................................      3.57            50%          5.51%
  1999.............................................      3.38            60%          4.64%
ESPP:
  1998.............................................      0.55            --%          5.25%
  1999.............................................      0.53            60%          4.63%

                             J.D. EDWARDS & COMPANY

     The pro forma impact on the Company's net income (loss) and net income
(loss) per share had compensation cost been recorded as determined under the fair value method is shown below (in thousands, except per share data).

                                                            YEAR ENDED OCTOBER 31,
                                                         ----------------------------
                                                          1997      1998       1999
                                                         -------   -------   --------
Net income (loss):
  As reported..........................................  $37,228   $74,468   $(39,224)
  Pro forma............................................   35,058    58,183    (73,421)
Basic net income (loss) per share:
  As reported..........................................     0.46      0.76      (0.37)
  Pro forma............................................     0.44      0.59      (0.70)
Diluted net income (loss) per share:
  As reported..........................................     0.39      0.68      (0.37)
  Pro forma............................................     0.36      0.53      (0.70)

     Activity of the 1992 and 1997 Option Plans is summarized in the following table:

                                                      WEIGHTED                       WEIGHTED
                                      NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                        SHARES     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                      ----------   --------------   -----------   --------------
Options outstanding, October 31,
1996................................  19,934,880       $ 3.77        5,895,960        $ 2.79
Options granted.....................   2,506,500        11.40
Less: options exercised.............    (940,515)        3.44
Less: options forfeited.............    (249,340)        6.15
                                      ----------
Options outstanding, October 31,
  1997..............................  21,251,525         4.66        8,964,695          3.15
Options granted.....................   4,648,590        38.57
Less: options exercised.............  (8,769,329)        3.37
Less: options forfeited.............    (337,870)       19.11
                                      ----------
Options outstanding, October 31,
  1998..............................  16,792,916        14.40        4,478,186          4.17
Options granted.....................   5,975,428        23.29
Less: options exercised.............  (2,937,932)        4.06
Less: options forfeited.............  (1,513,327)       22.75
                                      ----------
Options outstanding, October 31,
  1999..............................  18,317,085        18.25        6,381,692         11.29
                                      ==========

                             J.D. EDWARDS & COMPANY

     The status of total stock options outstanding and exercisable under the 1992 and 1997 Option Plans as of October 31, 1999 follows:

                                                                           STOCK OPTIONS
                      STOCK OPTIONS OUTSTANDING                             EXERCISABLE
---------------------------------------------------------------------   --------------------
                                                WEIGHTED
                                                AVERAGE      WEIGHTED               WEIGHTED
                                               REMAINING     AVERAGE                AVERAGE
                                 NUMBER OF    CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES           SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
------------------------         ----------   ------------   --------   ---------   --------
$  2.66-3.44...................   3,874,954       4.6         $ 3.00    3,224,654    $ 2.91
         6.24..................   3,090,005       6.3           6.24    1,357,505      6.24
 10.71-15.56...................   1,914,005       7.1          10.91      543,695     10.71
 17.25-25.31...................   5,332,818       7.3          23.37        2,800     23.00
 28.00-41.13...................   4,072,003       6.4          38.43    1,242,397     38.51
 42.56-43.88...................      33,300       6.7          43.20       10,641     43.19
                                 ----------                             ---------
  2.66-43.88...................  18,317,085       6.3          18.25    6,381,692     11.29
                                 ==========                             =========

(5) INCOME TAXES

     Income (loss) before income taxes consists of the following, and the components of the provision for (benefit from) income taxes are as follows (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------   --------   --------
Income (loss) before income taxes:
  Domestic............................................  $34,667   $ 89,624   $ (3,738)
  Foreign.............................................   24,659     28,579    (44,427)
                                                        -------   --------   --------
                                                        $59,326   $118,203   $(48,165)
                                                        =======   ========   ========
Components of the provision for (benefit from) income
  taxes:
  Current:
     U.S. Federal.....................................  $ 9,342   $ 24,146   $ (2,258)
     State............................................    1,798      4,417        276
     Foreign..........................................   17,512     17,105     11,576
                                                        -------   --------   --------
                                                         28,652     45,668      9,594
  Deferred:
     U.S. Federal.....................................   (6,292)      (324)   (13,098)
     State............................................     (715)       (36)    (1,552)
     Foreign..........................................      453     (1,573)    (3,885)
                                                        -------   --------   --------
                                                         (6,554)    (1,933)   (18,535)
                                                        -------   --------   --------
          Total provision for (benefit from) income
            taxes.....................................  $22,098   $ 43,735   $ (8,941)
                                                        =======   ========   ========

                             J.D. EDWARDS & COMPANY

     The provisions for (benefits from) income taxes are different from the amounts computed by applying the U.S. Federal statutory rate to income before income taxes. The amounts are reconciled as follows (in thousands):

                                                            YEAR ENDED OCTOBER 31,
                                                         ----------------------------
                                                          1997      1998       1999
                                                         -------   -------   --------
Statutory rate.........................................  $20,764   $41,371   $(16,858)
Foreign income taxed at higher rates...................    3,915     7,119      6,752
Non-deductible expenses/non-taxable income.............      563    (1,067)    (3,015)
State income taxes, net of U.S. Federal benefit........    1,431     2,847       (830)
Income tax credits.....................................   (5,796)   (5,590)    (4,983)
Other..................................................    1,221      (945)     1,113
Acquisition-related permanent differences..............       --        --      8,880
                                                         -------   -------   --------
Provision for (benefit from) income taxes..............  $22,098   $43,735   $ (8,941)
                                                         =======   =======   ========

     Deferred tax assets and liabilities included in the balance sheet are comprised of the following components (in thousands):

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
  Revenue deferred for book purposes........................  $ 10,219   $  7,747
  Foreign tax credit carryforwards..........................    15,818     14,893
  Allowance for doubtful accounts...........................     3,388      1,586
  Vacation and other accruals...............................     4,499      8,441
  Fixed assets..............................................     4,560      2,290
  Research and development credit carryforward..............     6,591      2,735
  Net operating loss carryforwards..........................    28,241     62,251
  Other.....................................................     2,047      9,475
                                                              --------   --------
          Total deferred tax assets.........................    75,363    109,418
Deferred tax liabilities:
  Capitalized software development costs....................    (2,168)        --
  Revenue deferred for tax..................................    (8,610)   (10,774)
  Other.....................................................        --     (2,109)
                                                              --------   --------
          Total deferred tax liabilities....................   (10,778)   (12,883)
Less -- valuation allowance.................................    (9,651)    (9,651)
                                                              --------   --------
Net deferred tax asset......................................  $ 54,934   $ 86,884
                                                              ========   ========
Current portion of deferred taxes...........................  $ 11,276   $  4,312
Non-current portion of deferred taxes.......................    43,658     82,572
                                                              --------   --------
Net deferred tax asset......................................  $ 54,934   $ 86,884
                                                              ========   ========

     The Company has available approximately $14.9 million of foreign tax credit carryforwards, of which $4.9 million will expire in 2003 and $10.0 million will expire in 2004. The Company has a U.S. net operating loss carryforward of approximately $164.9 million, of which $125.7 million will expire in 2013 and $39.2 million will expire in 2014. Additionally, a research and development credit carryforward of approximately $2.7 million is available, which will expire in 2014.

                             J.D. EDWARDS & COMPANY

     At October 31, 1998 and 1999, unremitted earnings of foreign subsidiaries totaled $17.7 million and $15.2 million, respectively, and were deemed to be permanently invested. The unrecognized deferred tax liability for such earnings is immaterial.

     The Company has provided a valuation allowance of $9.7 million relating to foreign tax credits due to the fact that the Company could not utilize such credits in the current year and there is uncertainty that the credits will be utilized prior to expiration in 2003 and 2004. The valuation allowance may be adjusted in future periods to the extent evidence becomes available that these foreign tax credits will be utilized before they expire.

(6) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and equipment under various operating leases. Rent expense for office space and equipment during fiscal 1997, 1998, and 1999 was $27.9 million, $42.8 million, and $59.6 million respectively. The minimum future lease commitments under non-cancelable leases as of October 31, 1999 are as follows (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                 --------
2000.....................................................   $ 56,355
2001.....................................................     40,016
2002.....................................................     27,857
2003.....................................................     23,014
2004.....................................................     20,368
Thereafter...............................................     18,194
                                                            --------
                                                            $185,804
                                                            ========

     The Company leases its corporate headquarters office buildings constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $124.2 million in purchase and construction costs through a combination of equity and debt. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. At October 31, 1998 and 1999, investments totaling $66.6 million and $121.4 million, respectively, were designated as collateral for these leases.

  Legal Matters

     On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover damages on behalf of all purchasers of J.D. Edwards common stock during the class period. Subsequently, two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit.

                             J.D. EDWARDS & COMPANY

     The Company believes these complaints are without merit and will vigorously defend itself and certain of its officers and directors against such complaint. Nevertheless, the Company is currently unable to determine (i) the ultimate outcome of the lawsuits, (ii) whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or (iii) a reasonable estimate of the amount of loss, if any, that may result from resolution of these matters.

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

(7) ACQUISITIONS

     The Company completed two acquisitions during the fiscal year ended October 31, 1999. Both acquisitions were accounted for using the purchase method and, accordingly, the total purchase price of each company was allocated to the acquired assets and liabilities at their fair values as of the closing dates of the acquisition. For purposes of allocating the purchase price to the identified acquired assets, the term "fair value" is defined as fair market value, or the price at which an asset would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, and both parties are able, as well as willing, to trade and are well-informed about the asset and the market for that asset. The Company's consolidated statements of operations do not include any revenue or expenses related to the acquisitions prior to their closing dates.

     Numetrix Ltd. On June 16, 1999, the Company completed an acquisition of privately held Numetrix Ltd. (Numetrix), a Toronto-based provider of Internet-enabled supply chain planning software. Numetrix's current product suite is being integrated with the Company's existing enterprise application solutions to link customers, suppliers, and trading partners in collaborative enterprise networks and is also being sold separately. The purchase price was paid in cash and consisted of $83.0 million for outstanding common and preferred shares of Numetrix. The Company incurred direct costs related to the transaction totaling $5.2 million. Additionally, the Company repaid debt and assumed net liabilities from Numetrix totaling $10.6 million. The total purchase price of $98.8 million was allocated to the acquired assets and liabilities at their fair values as of June 16, 1999. The acquired intangible assets consisted of capitalized software valued at $32.8 million, the in-place workforce valued at $5.3 million, and the existing customer base valued at $19.9 million. The remaining excess purchase price of $16.4 million was recorded as goodwill. Additionally, $24.0 million of the purchase price was allocated to IPR&D.

     Pro forma results of operations have been prepared as though the companies had combined at the beginning of the two most recently completed fiscal years. These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, including the write-off of in-process research and development, additional amortization expense as a result of goodwill and other intangibles, interest, and income tax adjustments. Giving effect to such adjustments as of the beginning of the fiscal year ended October 31, 1998, pro forma total revenue, net income and diluted net income per share were $961.1 million, $35.0 million, and $0.32, respectively. Reflecting these same adjustments as of the beginning of the fiscal year ended October 31, 1999, pro forma total revenue, net loss, and net loss per share were $957.1 million, $51.9 million, and $0.49, respectively. This information is not intended to be indicative of the results of operations that would have actually resulted had the acquisitions occurred at the beginning of the period presented or of results for any future period.

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

                             J.D. EDWARDS & COMPANY

     Numetrix was developing major revisions and enhancements of almost all of the modules of its product suite as of the date of acquisition. A substantial amount of research and development had been completed on a new discrete scheduling product that represents a strategic product designed to address the market for discrete factory planning for middle-market companies. Also underway was the development of a new demand planning module and a new collaborative enabler. Following is a description of the specific nature of each of the new in-process development projects acquired:

     - The most significant in-process technology is being designed to offer an operational-level, discrete planning and scheduling solution targeted at the middle market. Numetrix's current solution in the market relies on process scheduling rather than discrete scheduling, and a large technical difference exists between the two types of scheduling. Process scheduling is used by manufacturers in industries, such as paper products and processed foods, with significant capital investment in the machinery compared to the investment in raw material products. These types of industries require production and scheduling systems to coordinate with the interruptible nature of the manufacturing process. In comparison, discrete scheduling is utilized in industries with non-interruptible processes with emphasis on the product materials rather than the machinery, such as computer component manufacturing. The two types of scheduling employ different data models and users in each case require different operating parameters from production scheduling solutions. As of the valuation date the beta release was scheduled for September 1999, and the development was estimated to be nearly 90% complete. This project continues to progress; however, the beta release was postponed until fiscal 2000.

     - A new demand-planning module was being designed to enhance enterprise-wide collaborative forecasting and to address forecast reconciliation. This application is intended to be marketed as a component of both the Numetrix product suite and the new discrete product. New features of this product include a full forecasting graphical interface that allows for manipulation of variables and inputs to optimize demand planning. As of the valuation date Numetrix was analyzing requirements for the product and had not begun to write code. The first scheduled release was planned for the middle of calendar 2000. As of the acquisition date this module was less than 10% complete. Currently, the project was postponed pending further evaluation by management.

     - Another in-process technology, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications that allow real-time, alert-driven collaboration. The product automatically detects changes to data in other applications and instantaneously processes the impact of the changes among applications. It is designed to integrate into the Numetrix product suite solution and offers a more cost-effective solution for messaging optimization as compared to the current technology. The initial product release was scheduled for the middle of calendar 2000, and as of the acquisition date the technology was estimated to be 13% complete. The Company has not changed the product schedule since the acquisition date.

     Both the developed technology and in-process development valuations were based primarily on an income approach that examined all projected revenue and expenses attributable to the assets over the economic life of each. A variation of the income approach that applies a percentage of completion calculation was also used to value in-process technology, and this method was used for recording the fair value of in-process development. In this approach, the research and development costs to complete the in-process technology are not deducted as an expense. However, the net cash flows are multiplied by the percentage of completion of the technology. The percentage of completion was based on the development expense spent as of the valuation date as a percentage of the total required development expense for each new product and each new release of the existing products.

     The basis of the financial projections used in the valuation analysis were management projections of the revenue and expenses likely to be realized by Numetrix. Projected revenue was split between developed,

                             J.D. EDWARDS & COMPANY
in-process, and future technology to be developed subsequent to the valuation date. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS No. 86, SFAS No. 2 and FASB Interpretation No. 4. All expenses associated with those revenues were deducted, including cost of goods sold, sales and marketing, general and administrative expenses, and research and development expenses. Allocations of revenue and expenses between developed, in-process, and future technology were based on the development schedule of new products and new versions of existing products and the estimated lines of code needed to complete each in-process product phase as provided by Numetrix. Unless otherwise appropriate, these expenses were allocated to developed, in-process, and future technology in the same ratio as the revenue. An economic rent for use of other assets was deducted, including the in-place workforce, working capital, fixed assets, trademark, and customer base. A royalty rate for the proprietary Distributed Object Messaging Architecture (DOMA) was deducted where appropriate for applications relying on this existing technology. Income taxes were deducted at the estimated effective tax rate for the company. An appropriate discount rate was applied to the projects to calculate the net present value of the developed and in-process technology over their economic lives.

     The valuations used a discounted cash flow analysis of financial projections over the estimated useful lives of the existing technology. After the end of the projection period, no further revenue was assumed and no residual value of the technologies was used. The projected revenue stream by product -- developed, in-process and future -- was determined by the existing lines of software code and incremental lines of code for future releases of each product. The discount rate was based on the weighted average cost of capital method, and was determined to be 22.5% for Numetrix. This same rate was used for valuing the IPR&D due to the level of risk, which was considered the same as that for the company as a whole. A discount rate of 17.5% was used for developed technology due to the lower level of risk.

     Financial projections used to value the intangibles included breakdowns of revenue from license fees, implementation and consulting services, and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through Numetrix's fiscal year ending February 28, 2009. Based upon historical data provided by management of Numetrix regarding the rate at which the code base for developed technology would become obsolete, the expected replacement and augmentation of existing software code for each product, as well as the rate at which replacement technology would be developed, the projection period was deemed appropriate. Significant changes were not anticipated from historical pricing or gross margins. Management anticipates solid revenue growth consistent with historical and projected results of competitors as well as general market expectations for the supply chain management space and especially web-enabled applications such as those currently and expected to be offered by Numetrix. Also, the discrete scheduling product currently under development targets the much larger market of mid-sized manufacturing companies in addition to the company's traditional market of Fortune 500 customers. Operating expenses are also expected to increase significantly but, as a percentage of revenue, are projected to fall closer in line with industry averages consistent with the major ERP providers, including J.D. Edwards, Oracle, and SAP. Accordingly, the operating margin is expected to be at a break-even point in the current fiscal year and gradually increase through the fiscal year ending February 28, 2009.

     The Premisys Corporation. On February 26, 1999, the Company completed an acquisition of The Premisys Corporation, a privately-held Illinois corporation that provides visual configuration software and consulting services. Technology acquired from The Premisys Corporation is being integrated with OneWorld, the Company's multi-platform applications. The purchase price was paid with a combination of J.D. Edwards' common stock and cash. The acquisition was accounted for as a purchase and the purchase price of $7.1 million was allocated to the acquired assets and liabilities at their fair values as of February 26, 1999. Acquired intangible assets consisted of $2.4 million of capitalized software and $5.0 million of in-place workforce, including a gross up for deferred taxes. Additionally, $2.1 million was allocated to IPR&D. Future consideration that may be paid in fiscal 2001 based upon the occurrence of certain future events is being recorded as compensation expense through the second quarter of fiscal 2001.

                             J.D. EDWARDS & COMPANY

     The percentage completion variation of the income approach was used to value the IPR&D from The Premisys Corporation acquisition based on projected revenues and expenses likely to be realized. However, both a replacement cost approach and market approach were also considered and provided further support for the valuation. The percentage of completion for the in-process technology was based on the development expense spent as of the valuation date as a percentage of the total required development expense. The financial projections include revenues from license fees, implementation, and consulting services and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through fiscal year 2003. Charges for other assets were also deducted, including a royalty for the core technology, fixed assets, working capital, and other intangibles. Income taxes were deducted at the estimated effective tax rate for the company. A discount rate of 21% was deemed appropriate for the level of risk associated with the development projects. This rate was used over the economic life to calculate the net present value for the developed and in-process technology.

     The financial model used in the valuation anticipated revenue growth consistent with the historical and projected results of competitors as well as general market expectations for the supply chain management space and front office applications such as CustomWorks. Operating expenses are also expected to increase significantly, but are projected to gradually fall in line with industry averages consistent with established enterprise and supply chain solutions providers. Accordingly, the operating margin in the financial model is expected to grow over the next two years, but then gradually decline as the developed and in-process products mature.

(8) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's quarterly financial information for fiscal 1998 and 1999 is as follows (in thousands, except per share data):

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
YEAR ENDED OCTOBER 31, 1998:
Total revenue..............................  $178,256   $208,991   $239,602   $307,133
  Less: costs and expenses.................   170,505    193,035    213,854    249,950
                                             --------   --------   --------   --------
Operating income...........................     7,751     15,956     25,748     57,183
                                             --------   --------   --------   --------
Income before income taxes.................    10,200     19,576     28,655     59,772
Net income.................................  $  6,426   $ 12,333   $ 18,053   $ 37,656
                                             ========   ========   ========   ========
Net income per common share:
  Basic....................................  $   0.07   $   0.13   $   0.18   $   0.37
  Diluted..................................  $   0.06   $   0.11   $   0.16   $   0.34
YEAR ENDED OCTOBER 31, 1999:
Total revenue..............................  $222,937   $231,591   $232,069   $257,634
  Less: costs and expenses.................   221,270    254,347    274,044    261,791
                                             --------   --------   --------   --------
Operating income (loss)....................     1,667    (22,756)   (41,975)    (4,157)
                                             --------   --------   --------   --------
Income (loss) before income taxes..........     6,774    (16,507)   (38,638)       206
Net income (loss)..........................  $  4,268   $(10,400)  $(33,222)  $    130
                                             ========   ========   ========   ========
Net income (loss) per common share:
  Basic....................................  $   0.04   $  (0.10)  $  (0.31)  $   0.00
  Diluted..................................  $   0.04   $  (0.10)  $  (0.31)  $   0.00

                             J.D. EDWARDS & COMPANY

(9) SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting certain information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker, or decision making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision makers as three key executives -- the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies. Total revenue from each country outside of the United States was less than ten percent of the Company's consolidated revenue. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                           YEAR ENDED OCTOBER 31,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
United States........................................  $406,521   $591,887   $578,804
Europe, Middle East, and Africa......................   128,878    206,922    224,601
Canada, Asia, and Latin America......................   112,413    135,173    140,826
                                                       --------   --------   --------
Consolidated.........................................  $647,812   $933,982   $944,231
                                                       ========   ========   ========
INCOME (LOSS) FROM OPERATIONS:
United States........................................  $ 41,171   $ 86,380   $(24,808)
Europe, Middle East, and Africa......................    11,196     14,584    (10,027)
Canada, Asia, and Latin America......................     7,889      5,674      3,243
IPR&D and amortization of acquired intangibles.......        --         --    (35,629)
                                                       --------   --------   --------
Consolidated.........................................  $ 60,256   $106,638   $(67,221)
                                                       ========   ========   ========
TOTAL ASSETS:
United States........................................  $524,396   $779,523   $551,758
Europe, Middle East, and Africa......................    67,269    109,603    154,766
Canada, Asia, and Latin America......................    51,372     61,347    234,004
                                                       --------   --------   --------
Consolidated.........................................  $643,037   $950,473   $940,528
                                                       ========   ========   ========

(10) SUBSEQUENT EVENTS (UNAUDITED)

     In December 1999, the Company committed to cash outlays totaling approximately $30.0 million to be paid during the first or second quarter of fiscal 2000 for certain strategic investments and other agreements. Additional cash outlays related to these arrangements totaling approximately $15.0 million may be made either at the Company's option or are contingent upon certain future events.

                                                                     SCHEDULE II

                             J.D. EDWARDS & COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT    ADDITIONS                               BALANCE AT
                                        BEGINNING OF   CHARGED TO                TRANSLATION      END
CLASSIFICATION                             PERIOD      OPERATIONS   WRITE-OFFS   ADJUSTMENTS   OF PERIOD
--------------                          ------------   ----------   ----------   -----------   ----------
Allowance for Doubtful Accounts
Fiscal Year Ended:
  October 31, 1997....................    $ 5,600        $8,434      $(4,078)       $(156)      $ 9,800
  October 31, 1998....................      9,800         7,211       (4,527)         416        12,900
  October 31, 1999....................     12,900         6,615       (7,301)        (214)       12,000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------                             -------------------

 2.1              -- Share Purchase Agreement, dated May 17, 1999, which is
                  incorporated herein by reference to Exhibit 10.13 to the
                  Registrant's Form 10-Q for the period ended July 31, 1999.
 3.1(i)           -- Amended and Restated Certificate of Incorporation of
                  Registrant, which is incorporated herein by reference to
                  Exhibit 3.1(i) to the Registrant's Statement on Form S-1,
                  Registration No. 333-30701, as Amended (Registrant's Form
                  S-1).
 3.1(ii)          -- Bylaws of Registrant, which is incorporated herein by
                  reference to Exhibit 3.1(ii) to the Registrant's Form S-1.
 4.1              -- Specimen stock certificate of Registrant's Common Stock, which is incorporated herein by reference to Exhibit 4.1 to the Registrant's Form S-1.
10.1              -- Original Software Vendor Marketing and License Agreement
                  between Seagull Business Software and J.D. Edwards & Company dated August 19, 1994, which is incorporated herein by
                  reference to Exhibit 10.1 to The Registrant's Form S-1.
10.2              -- Amended and Restated Credit Agreement by and Between Wells
                  Fargo Bank (Colorado), N.A., as Lender and as Agent Bank,
                  Harris Trust and Savings Bank, as Lender, Key Bank of
                  Colorado, as Lender, and J.D. Edwards & Company, as a
                  Borrower, J.D. Edwards World Solutions Company, as a Borrower,
                  J.D. Edwards World Source Company, as a Borrower dated as of
                  July 25, 1997, which is incorporated herein by reference to
                  Exhibit 10.2 to the Registrant's Form S-1.
10.3              -- Form of Indemnification Agreement entered into between the
                  Registrant and each of its officers and directors, which is incorporated herein by reference to Exhibit 10.13 to the
                  Registrant's Form S-1.
10.4              -- J.D. Edwards & Company Retirement Savings Plan, Amended and
                  Restated as of January 1, 1997, which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-K for the period ended October 31, 1998.
10.5              -- J.D. Edwards & Company 1992 Incentive Stock Option Plan,
                  which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Form S-1.
10.6              -- J.D. Edwards & Company 1992 Nonqualified Stock Option Plan,
                  which is incorporated herein by reference to Exhibit 10.17 to the Registrant's Form S-1.
10.7              -- Restricted Stock Grant Plan for employees of J.D. Edwards &
                  Company, which is incorporated herein by reference to Exhibit
                  10.18 to the Registrant's Form S-1.
10.8              -- Stock Plan for Employees of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 10.19 to the
                  Registrant's Form S-1.
10.9              -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan,
                  which is incorporated herein by reference to Exhibit 10.20 to the Registrant's Form S-1.
10.10             -- J.D. Edwards & Company 1997 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.21 to the
                  Registrant's Form S-1.
10.11             -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan
                  for Non-U.S. Employees, which is incorporated herein by
                  reference to Exhibit 10.23 to the Registrant's Form S-1.
21.1*             -- Subsidiaries of Registrant
23.1*             -- Consent of PricewaterhouseCoopers LLP
27.1*             -- Financial Data Schedule for fiscal year ended October 31,
                  1999


* Filed herewith