Form 10-Q
period 2000-01-31
EDWARDS J D & CO
filed 2000-03-16
CIK 798757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 13, 1999, there were 109,641,617 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            NO.
                                                                            ----

  PART I     FINANCIAL INFORMATION
  Item 1.    Consolidated Balance Sheets as of October 31, 1999 and
             January 31, 2000............................................     3
             Consolidated Statements of Operations for the Three Months
             Ended January 31, 1999 and 2000.............................     4
             Consolidated Statements of Cash Flows for the Three Months
             Ended January 31, 1999 and 2000.............................     5
             Notes to Consolidated Financial Statements..................     6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    12
  Item 3.    Quantitative and Qualitative Disclosure About Market Risk...    27

  PART II    OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................    29
  Item 2.    Changes in Securities and Use of Proceeds...................    29
  Item 3.    Defaults upon Senior Securities.............................    29
  Item 4.    Submission of Matters to a Vote of Security Holders.........    29
  Item 5.    Other Information...........................................    29
  Item 6.    Exhibits and Reports on Form 8-K............................    29

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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 31,   JANUARY 31,
                                                                 1999          2000
                                                              -----------   -----------
Current assets:
  Cash and cash equivalents.................................   $113,341     $  116,920
  Short-term investments in marketable securities...........     62,546         77,386
  Accounts receivable, net of allowance for doubtful
     accounts of $12,000 at October 31, 1999 and January 31,
     2000...................................................    236,216        277,361
  Other current assets......................................     34,936         64,668
                                                               --------     ----------
          Total current assets..............................    447,039        536,335
Long-term investments in marketable securities..............    246,564        225,569
Property and equipment, net.................................     86,332         89,796
Non-current portion of deferred income taxes................     82,572         93,627
Other assets, net...........................................     78,021         72,446
                                                               --------     ----------
                                                               $940,528     $1,017,773
                                                               ========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $ 46,004     $   49,396
  Unearned revenue and customer deposits....................    114,865        160,365
  Accrued liabilities.......................................    162,635        153,598
                                                               --------     ----------
          Total current liabilities.........................    323,504        363,359
Unearned revenue, net of current portion, and other.........     24,304         26,626
                                                               --------     ----------
          Total liabilities.................................    347,808        389,985
Commitments and contingencies (Note 8)
Common shares subject to repurchase, at redemption amount...         --         69,477
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none
     outstanding............................................         --             --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 107,109,494 and 108,501,678 issued and
     outstanding as of October 31, 1999 and January 31,
     2000, respectively.....................................        107            109
  Additional paid-in capital................................    456,387        406,268
  Deferred compensation.....................................       (283)          (227)
  Retained earnings.........................................    138,100        137,948
  Accumulated other comprehensive income (loss): unrealized
     gain on equity securities and foreign currency
     translation adjustments................................     (1,591)        14,213
                                                               --------     ----------
          Total stockholders' equity........................    592,720        558,311
                                                               --------     ----------
                                                               $940,528     $1,017,773
                                                               ========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Revenue:
  License fees..............................................  $ 69,599   $ 83,287
  Services..................................................   153,338    148,419
                                                              --------   --------
          Total revenue.....................................   222,937    231,706
Costs and expenses:
  Cost of license fees......................................     5,291     12,904
  Cost of services..........................................    99,462     88,571
  Sales and marketing.......................................    69,413     81,245
  General and administrative................................    24,389     22,934
  Research and development..................................    22,715     29,364
  Amortization of acquired software and other acquired
     intangibles............................................        --      5,878
                                                              --------   --------
Operating income (loss).....................................     1,667     (9,190)
Other income (expense):
  Interest income...........................................     5,344      3,963
  Foreign currency gains (losses) and other, net............      (237)     4,986
                                                              --------   --------
Income (loss) before income taxes...........................     6,774       (241)
  Provision for (benefit from) income taxes.................     2,506        (89)
                                                              --------   --------
Net income (loss)...........................................  $  4,268   $   (152)
                                                              ========   ========
Net income (loss) per common share:
  Basic.....................................................  $   0.04   $   0.00
                                                              ========   ========
  Diluted...................................................  $   0.04   $   0.00
                                                              ========   ========
Shares used in computing per share amounts:
  Basic.....................................................   103,111    107,649
  Diluted...................................................   111,549    107,649

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Operating activities:
Net income (loss)...........................................  $  4,268   $   (152)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation..............................................     5,732      7,675
  Amortization of intangible assets and securities premiums
     or discounts...........................................     2,107      7,620
  Gain on sale of product line..............................        --     (5,686)
  Benefit from deferred income taxes........................      (345)    (4,064)
  Other.....................................................       736      1,963
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (12,910)   (45,838)
  Other assets..............................................    (2,216)   (28,041)
  Accounts payable..........................................   (16,159)     4,484
  Unearned revenue and customer deposits....................    34,625     50,029
  Accrued liabilities.......................................   (14,727)   (14,744)
                                                              --------   --------
          Net cash provided (used) by operating
           activities.......................................     1,111    (26,754)
Investing activities:
  Purchase of marketable securities.........................   (46,454)   (15,196)
  Proceeds from maturities of marketable securities.........    37,765     49,514
  Purchase of available for sale securities.................        --     (4,500)
  Purchase of property and equipment........................   (10,406)   (11,612)
  Proceeds from sale of assets and other, net...............        76         --
                                                              --------   --------
          Net cash provided (used) for investing
           activities.......................................   (19,019)    18,206
Financing activities:
  Proceeds from issuance of common stock....................    13,792     13,675
                                                              --------   --------
          Net cash provided by financing activities.........    13,792     13,675

Effect of exchange rate changes on cash.....................      (249)    (1,548)
                                                              --------   --------

Net increase (decrease) in cash and cash equivalents........    (4,365)     3,579
Cash and cash equivalents at beginning of period............   183,115    113,341
                                                              --------   --------
Cash and cash equivalents at end of period..................  $178,750   $116,920
                                                              ========   ========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Interest paid.............................................  $    203   $     68
  Income taxes paid.........................................     5,638      2,230

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the three-month period ended January 31, 2000 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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

(2)  EARNINGS PER COMMON SHARE

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, and the weighted average shares outstanding for the fiscal 1999 periods have been adjusted to include all common shares issuable under stock options using the treasury stock method. Diluted loss per share for fiscal 2000 excludes common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted average common stock equivalents for fiscal 2000 totaled 6.7 million shares. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding for all periods.

     At January 31, 2000, the Company held equity instruments, consisting of forward contracts requiring the purchase of 2.2 million shares of its common stock in addition to put obligations and call options for 790,000 shares of its common stock. The equity instruments did not have an effect on EPS for the quarter ended January 31, 2000; however, should the market price of the Company's common stock price fall below the exercise price of the put obligations, such contracts will increase the number of diluted shares outstanding.

                             J.D. EDWARDS & COMPANY

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Numerator:
  Net income (loss).........................................  $  4,268   $   (152)
                                                              ========   ========
Denominator:
  Basic income (loss) per share -- weighted average shares
     outstanding............................................   103,111    107,649
  Dilutive effect of common stock equivalents...............     8,438         --
                                                              --------   --------
  Diluted net income (loss) per share -- adjusted weighted
     average shares outstanding, assuming conversion of
     common stock equivalents...............................   111,549    107,649
                                                              ========   ========
Basic net income (loss) per share...........................  $   0.04   $  (0.00)
Diluted net income (loss) per share.........................  $   0.04   $  (0.00)

(3)  CERTAIN BALANCE SHEET COMPONENTS

     Investments in Marketable Securities. In December 1999, the Company made a minority equity investment in convertible preferred shares of Extensity, Inc. (Extensity), an internet start-up company. The Extensity investment was classified as available for sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In January 2000, Extensity completed an initial public offering of its common stock, at which time the preferred stock of Extensity held by the Company converted automatically into common stock. In accordance with FAS No. 115, the Extensity investment is carried at fair value as determined by the quoted market price and is included in short-term investments in marketable securities to reflect management's intention to sell the shares within the next 12 months. The fair value of the investment at January 31, 2000 was $28.9 million. Gross unrealized gains of $24.4 million, net of tax of $9.2 million, were included as a component of accumulated other comprehensive income. All other investments, consisting of U.S., state, and municipal bonds, as well as domestic corporate bonds, with maturities of up to 30 months, were classified as held-to-maturity and were carried at amortized cost.

     Other Balance Sheet Components. Other current assets increased from October 31, 1999 as a result of contractual obligations to prepay royalties associated with certain strategic agreements. The components of other current assets are as follows (in thousands):

                                                 OCTOBER 31,   JANUARY 31,
                                                    1999          2000
                                                 -----------   -----------
Prepaid expenses...............................    $13,305       $27,787
Other current assets...........................     21,631        36,881
                                                   -------       -------
                                                   $34,936       $64,668
                                                   =======       =======

     Common Shares Subject to Repurchase. At January 31, 2000, the Company held forward contracts requiring the purchase of 2.2 million shares of its common stock at an average cost of $28.73 per share. Additionally, the Company had outstanding put obligations and call options for 790,000 shares of its common stock at average exercise prices of $28.92 and $39.21 per share, respectively. The equity instruments are exercisable only at their dates of expiration, which range from September 2000 to June 2001. Forward purchase contracts require a full physical settlement and the aggregate redemption cost of $69.5 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional

                             J.D. EDWARDS & COMPANY
paid-in capital. The outstanding put obligations permit net share settlement at the Company's option and, therefore, do not result in a put obligation liability.

     The equity instrument contracts were entered into during the quarter ended January 31, 2000 in accordance with a share repurchase plan approved in August 1999 by the Company's board of directors, authorizing the repurchase of up to eight million shares of the Company's common stock. Additional contracts were entered into during the second quarter ending April 30, 2000. The plan is designed to partially offset the effects of share issuances under the stock option and employee stock purchase plans. The number of shares to be purchased and the timing of purchases is based on several factors, including the level of stock issuances under the stock plans, the price of J.D. Edwards' stock, general market conditions, and other factors. The stock repurchases may be effected at management's discretion through forward, put and call transactions, or open market purchases.

(4)  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings. The Company's comprehensive income was comprised of net income (loss), an unrealized gain on equity securities available for sale, and foreign currency translation adjustments and was $3.6 million and $15.7 million for the first quarters of fiscal 1999 and 2000, respectively.

(5)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     At January 31, 2000, the Company had approximately $64.0 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income and expense are net foreign exchange transaction losses of $4,000 and $500,000 for the first quarters of fiscal 1999 and 2000, respectively.

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for the Company in the first quarter of fiscal 2001. The Company currently anticipates that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

(6) SALE OF PRODUCT LINE

     In January 2000, the Company divested itself of its home building software product line through an asset sale to BuildNet, Inc., a privately-held provider of e-business, technology, and project management systems. BuildNet acquired all rights to J.D. Edwards' homebuilder software, including its source code, contracts, contractual rights, license agreements, maintenance agreements, and customer lists. BuildNet also licensed the OneWorld Software application development tools for the purpose of rewriting and revising the homebuilder software so it can operate in and with the OneWorld Software platform and prepaid licenses. The

                             J.D. EDWARDS & COMPANY

Company received $6.5 million in a combination of cash and a secured promissory note due in January 2001. The promissory note is convertible to BuildNet common stock at the Company's option upon the closing of an initial public offering of BuildNet common stock. The Company allocated the total proceeds to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income in the first quarter of fiscal 2000.

(7) SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for its fiscal year ended October 31, 1999. SFAS No. 131 established standards for reporting certain information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker, or decision making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
United States...............................................  $137,053   $148,734
Europe, Middle East, and Africa.............................    53,787     44,109
Canada, Asia, and Latin America.............................    32,097     38,863
                                                              --------   --------
Consolidated................................................  $222,937   $231,706
                                                              ========   ========
INCOME (LOSS) FROM OPERATIONS:
United States...............................................  $ (7,192)  $(17,402)
Europe, Middle East, and Africa.............................     8,500      4,009
Canada, Asia, and Latin America.............................       359     10,081
Amortization of acquired intangibles........................        --     (5,878)
                                                              --------   --------
Consolidated................................................  $  1,667   $ (9,190)
                                                              ========   ========

                                                              OCTOBER 31,   JANUARY 31,
                                                                 1999          2000
                                                              -----------   -----------
TOTAL ASSETS:
United States...............................................   $551,758     $  633,168
Europe, Middle East, and Africa.............................    154,766        155,173
Canada, Asia, and Latin America.............................    234,004        229,432
                                                               --------     ----------
Consolidated................................................   $940,528     $1,017,773
                                                               ========     ==========

                             J.D. EDWARDS & COMPANY

(8) COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its corporate headquarters office buildings that were constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks are collectively financing up to $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts and the balances fluctuate based upon the timing of dividend payments and investment maturity dates. At January 31, 2000, investments totaling $123.3 million were designated as collateral for these leases.

     Litigation. On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action.

     The Company believes these complaints are without merit and will vigorously defend itself and its officers and directors against such complaints. Nevertheless, the Company is currently unable to determine (i) the ultimate outcome of the lawsuits, (ii) whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or (iii) a reasonable estimate of the amount of loss, if any, which may result from resolution of these matters.

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

(9) SUBSEQUENT EVENTS

     Acquisition. On March 3, 2000, the Company completed an acquisition of its longstanding business partner serving Australia and New Zealand, J.D. Edwards New Zealand Ltd. With this acquisition, J.D. Edwards strengthens its sales and service operations and expands its reach into the Asia Pacific region. The integration of the two companies will enable J.D. Edwards to further leverage joint business and sales channel strengths in Australia and New Zealand to better serve its customers, while positioning the company for greater market focus in the region.

     The Company paid approximately $12.5 million in cash for 90% of the outstanding common shares of J.D. Edwards New Zealand Ltd., making it a wholly-owned subsidiary. The acquisition will be accounted for as a purchase in the Company's second fiscal quarter. Accordingly, the total purchase price will be allocated to the acquired assets and liabilities at their fair values as of the closing date of the transaction, and the Company's consolidated statements of operations will not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets include the in-place workforce, customer base, and other intangibles that are expected to be amortized on a straight-line basis over their estimated useful lives of four years.

                             J.D. EDWARDS & COMPANY

     Strategic Investment. In March 2000, the Company made a $10.0 million minority equity investment in Tradex, Inc. (Tradex) and, upon the Ariba, Inc. (Ariba) acquisition of Tradex, the Company's investment converted into common shares of Ariba. This Ariba investment will be classified as available for sale as defined in SFAS No. 115 and, accordingly, will be carried at fair value as determined by the quoted market price. Unrealized gains or losses will be included, net of tax, as a component of accumulated other comprehensive income. The fair value will be recorded in short-term investments in marketable securities to reflect management's intention to sell the shares within the next 12 months. The fair value of the investment at March 13, 2000 was $76.1 million, and the investment had resulted in a gross unrealized gain of $66.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards' industry, management's beliefs, and certain assumptions made by J.D. Edwards' management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 under "Factors Affecting the Company's Business, Operating Results, and Financial Condition" on pages 15 through 24. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

RESULTS OF OPERATIONS

     Overview. During the quarter ended January 31, 2000, the Company's results of operations reflected an operating loss of $9.2 million compared to operating income of $1.7 million for the first quarter of fiscal 1999. The net loss for the first quarter of fiscal 2000 was $152,000, or $0.00 per share, in comparison to net income of $4.3 million, or $0.04 per diluted share for the first quarter last year. Included in the net loss was amortization of acquired intangibles totaling $5.9 million, offset by a $5.7 million gain from the sale of the Company's WorldSoftware homebuilder code and customer base. The operating loss for the first quarter of fiscal 2000 was primarily due to the decline in services revenue, the level of operating expenses, and acquisition-related amortization. Total costs and expenses increased 9% in the first quarter of fiscal 2000 compared to the same period last year, or an increase of 6% excluding amortization charges related to the Company's business acquisitions.

     During fiscal 1999, the Company completed acquisitions of two privately held companies, Numetrix, Ltd. (Numetrix), and The Premisys Corporation. These investments further extended the Company's supply chain and customer relationship management solutions and its ability to compete for business beyond the traditional back office applications of the enterprise resource planning
(ERP) market. Both acquisitions were accounted for using the purchase method, and, accordingly, the total purchase price of each company was allocated to the acquired assets and liabilities at their fair values as of the closing dates of the acquisition. Operating expenses were impacted following the transaction closing dates primarily as a result of amortization of intangible assets purchased, as well as normal operating expenses associated with the additional personnel and facilities acquired. The Company's consolidated statements of operations do not include any revenue or expenses related to the acquisitions prior to their closing dates.

     One of the Company's goals has been to form strategic relationships with organizations whose products enhance the J.D. Edwards solutions. This allows the Company to offer its customers the spectrum of products and services needed, while at the same time manage development costs. Over the past three fiscal quarters, the Company has signed agreements with companies including Ariba, Inc. (Ariba), Siebel Systems, Inc. (Siebel), Tradex Technologies (Tradex), Extensity, Inc. (Extensity), and Proforma Corporation. Additionally, in January 2000, the Company announced a new business initiative for its application hosting, JDe.sourcing, that will add a direct business model to work with third-party hosting infrastructure providers for data center and network services. Management believes these partnerships and strategic investments will enable the Company to deliver a fully-integrated end-to-end supply chain solution. The terms of each third-party agreement vary; however, as the Company recognizes license revenue under the reseller provisions in these agreements, a related royalty is charged to cost of revenue. For the first quarter of fiscal 2000, less than 15% of total license fee revenue was generated from sublicensing the products included in these reseller arrangements. There can be no assurance that future license revenue from these reseller arrangements will meet or exceed this amount.

     Due to the volatile economic conditions in international markets, particularly in Asia over the past 18 months, the Company continues to closely monitor its investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company has incurred operating losses in Asia and, during fiscal 1999, the Company made personnel changes and reduced some layers of management through a voluntary reduction in force program in Japan. Consistent with its historical results, the Company expects that during the remainder of fiscal 2000 it will continue to recognize a relatively small percentage of its revenue from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas have had and may continue to have a material negative impact on its future financial condition and results of operations.

     The Company has experienced and expects that it will continue to experience a high degree of seasonality in the future; although, management believes that quarterly operating results in fiscal 1999 were less consistent with historical seasonality trends primarily due to the impact of Year 2000 issues on customers' buying patterns. The Company has historically recognized a disproportionately greater amount of its revenue and an even greater proportion of its net income for any fiscal year in its fourth fiscal quarter. In the fourth quarter of 1998 and 1999, the Company recognized 32.9% and 27.3% of total revenue and 37.2% and 32.3% of license fee revenue, respectively. Because the Company's operating expenses are relatively fixed in the near term, the Company's operating margins historically have been significantly higher in its fourth fiscal quarter than in its other quarters. The Company believes that such seasonality is primarily the result of both the efforts of the Company's direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of the Company's fiscal year. The Company's first quarter revenue historically has slowed during the holiday season in November and December, and its total revenue, license fee revenue, service revenue, and net income for its first fiscal quarter historically have been lower than in the immediately preceding fourth quarter. For example, total revenue, license fee revenue, service revenue, and net income (loss) in the first quarter of fiscal 2000 decreased 10%, 18%, 5%, and 217%, respectively, from the fourth quarter of fiscal 1999. In addition to the seasonal factors described, the Company's first quarter of fiscal 2000 was impacted by issues related to the Year 2000.

     The Company is actively addressing its future operating plans and, given the uncertainty and changes in the market, has taken the steps previously described to remain competitive in the future. The uncertainty in the traditional ERP market, challenges of entering new markets, global economic conditions, and strong competitive forces could reduce the growth in the Company's revenue. These uncertainties have made forward-looking projections of future revenue and operating results even more challenging. There can be no assurance of the level of revenue growth, if any, that will be achieved or that the Company's financial condition, results of operations, and market price of the Company's common stock will not be adversely affected by unfavorable factors.

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                                THREE MONTHS
                                                              ENDED JANUARY 31,
                                                              -----------------
                                                               1999       2000
                                                              ------     ------
Revenue:
  License fees..............................................   31.2%      35.9%
  Services..................................................   68.8       64.1
                                                              -----      -----
          Total revenue.....................................  100.0      100.0
Costs and expenses:
  Cost of license fees......................................    2.4        5.6
  Cost of services..........................................   44.6       38.2
  Sales and marketing.......................................   31.2       35.0
  General and administrative................................   10.9        9.9
  Research and development..................................   10.2       12.7
  Amortization of acquired software and other intangibles...     --        2.5
                                                              -----      -----
          Total costs and expenses..........................   99.3      103.9
Operating income (loss).....................................    0.7       (3.9)
Other income, net...........................................    2.3        3.8
                                                              -----      -----
Income (loss) before income taxes...........................    3.0       (0.1)
  Provision for (benefit from) income taxes.................    1.1       (0.0)
                                                              -----      -----
Net income (loss)...........................................    1.9%      (0.1)%
                                                              =====      =====
Gross margin on license fee revenue.........................   92.4%      84.5%
Gross margin on services revenue............................   35.1%      40.3%

     Total Revenue. Total revenue grew by 3.9% to $231.7 million for the quarter ended January 31, 2000 from $222.9 million for the quarter ended January 31, 1999. The increase in total revenue for the first quarter of fiscal 2000 compared to the same period last year was a result of growth in license fee revenue, while services revenue declined. The revenue mix between license fees and services was 35.9% and 64.1%, respectively, for the first quarter of fiscal 2000 compared to 31.2% and 68.8%, respectively, for the same quarter last year. The significant change in revenue mix was primarily due to the impact on services revenue caused by the earlier slowing in license transactions during fiscal 1999, coupled with the year over year growth in license fee revenue in the first quarter of fiscal 2000 driven largely by the Company's ability to offer a broad supply chain solution, including products such as those from Numetrix, Ariba, and Siebel.

     The geographic areas defined as the United States, EMEA, and the rest of the world accounted for 64%, 19%, and 17% of total revenue, respectively, for the quarter ended January 31, 2000. Comparatively, for the first quarter of fiscal 1999, the United States, EMEA, and the rest of the world accounted for 61%, 24%, and 15% of total revenue, respectively. Geographically, the overall revenue growth in the first quarter of fiscal 2000 compared to the same period last year was led by sales performance in certain countries included in rest of the world, followed by overall growth of 9% in the United States.

     License Fees. License fee revenue grew by 20% to $83.3 million for the quarter ended January 31, 2000 from $69.6 million for the quarter ended January 31, 1999. The license fee growth was primarily the result of license revenue from products through reseller arrangements. Additionally, the overall average transaction size increased compared to the same period in fiscal 1999. While there were fewer total license transactions during the quarter ended January 31, 2000, there were a greater number of license transactions over $1.0 million for both new and existing customers compared to the same period last year. A significant amount of business was generated from the Company's installed base of customers. The percentage of revenue from new customers dropped to 33% in the first quarter of fiscal 2000 compared to 59% in the first quarter of fiscal 1999 primarily as a result of a few large transactions completed under the reseller agreements to certain existing customers during the fiscal 2000 first quarter. The mix of revenue from new and existing customers varies from quarter to quarter, and future growth is dependent on the Company's ability to retain its installed base and add new customers. There can be no assurance that the Company's license fee growth, results of operations, and financial condition will not be adversely affected in future periods as a result of downturns in global economic conditions and intensified competitive pressures or that the Company's operational investments for the long-term will be successful.

     The Company expanded the number of its customers by 11% compared to the end of the first quarter last year to approximately 5,600 at January 31, 2000. Customers have increasingly accepted the OneWorld applications available for the Windows NT and UNIX platforms in addition to the AS/400 platform. In the first quarter of fiscal 2000, 34% of license activity was from customers using the Windows NT or UNIX platforms compared to 27% in the first quarter of the previous year. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year.

     Services. Services revenue declined by 3% to $148.4 million for the quarter ended January 31, 2000 from $153.3 million for the quarter ended January 31, 1999. The Company experienced a decrease in both consulting and training services revenue in the first quarter of fiscal 2000 primarily as a result of the decreased licensing activity during fiscal 1999. Support revenue increased primarily as a result of the Company's growing installed base of customers compared to the same period last year.

     As a percentage of total revenue, services revenue decreased in the first quarter of fiscal 2000 compared to the same period in the prior year; however, services revenue as a percentage of total revenue remained higher than license fee revenue. This decline in the services mix was due to growth in license fee revenue coupled with decreased demand for consulting and training services during the first quarter of fiscal 2000. The Company has historically experienced seasonality, and the Company's first quarter services revenue historically has slowed during the holiday season in November and December. Management believes that concerns surrounding the cross over into the Year 2000 magnified this traditionally slow period during the first quarter of fiscal 2000. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers referred to alliance partners for consulting and training services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers attending training courses.

     Historically, the Company has been the primary service provider for its customers, either directly or through subcontracted services from its business partners. The subcontracted consulting and training services revenue from business partners decreased 25% for the first quarter of fiscal 2000 compared to the prior year, while direct services increased 6% in the first quarter of the current fiscal year over the same period in fiscal 1999. The services revenue generated through subcontracted work accounted for 40% of the total consulting and training services revenue for the first quarter of fiscal 2000 compared to 49% for the same period last year. The overall decrease in demand for services prompted the shift away from subcontracted work and a greater percentage of the services engagements was staffed by internal consultants rather than business partners during the first quarter of fiscal 2000 compared to previous periods.

     In addition to subcontracting a substantial portion of its services work to business partners, the Company is continuing to pursue a strategy of utilizing third-party alliance partners to contract directly with the Company's customers under a referral arrangement for OneWorld implementations and related services. The Company established additional alliances during fiscal 1999 to achieve this objective, and several existing alliance partners began providing significantly more resources to implement OneWorld. However, migration to this services model has been slower than originally anticipated. To the extent the Company is successful in establishing this strategy, together with the level of license fee revenue, consulting revenue as a percentage of total revenue is likely to gradually decrease as compared to the historical revenue mix. However, there can be no assurance that the Company will be successful in implementing its strategy.

     Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides related services, including consulting, training, and support. In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 provides additional guidance regarding software revenue recognition and was adopted by the Company at the beginning of the first quarter of fiscal 2000. The adoption of this standard did not have a material impact on its financial condition or results of operations. The AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 during 1999 and may issue additional interpretations related to SOP 97-2 in the future. Additionally, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's first quarter of fiscal 2001. There can be no assurance that additional guidance pertaining to revenue recognition will not result in unexpected modifications to the Company's current revenue recognition practices and will not materially adversely impact the Company's future license fee revenue, results of operations, and financial condition.

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

     Cost of License Fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software, documentation, and software delivery expenses. The total dollar amount for the cost of license fees increased 144% to $12.9 million for the quarter ended January 31, 2000 from $5.3 million last year primarily due to reseller royalties on software. These royalties may increase in future quarters as a result of transactions involving the sublicensing of products from Siebel, Ariba, Tradex, and Extensity. Capitalized OneWorld costs were fully amortized during the first quarter of fiscal 2000. However, additional development costs are expected to be capitalized in the future given certain product development plans of the Company. If the Company is successful with certain expanded sales channel initiatives and business alliances that would increase expenses, business partner costs in future periods may represent a larger percentage of total license fee revenue compared to previous periods and gross margins could be reduced. Software delivery expenses also may be higher in future periods as compared to the same periods in fiscal 1999 primarily due to the Company's new software reproduction and distribution facility located in Dublin, Ireland that was opened in the second quarter of fiscal 1999. Accordingly, the total cost of license fees is likely to increase in future periods as compared to the previous fiscal year.

     Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs and the portion of the Company's software products that are subject to royalty payments. The first quarter of fiscal 2000 was significantly impacted primarily by the increase in royalty expense. The gross margin on license fee revenue decreased to 84.5% for the first quarter of fiscal 2000 from 92.4% for the first quarter last year as a result of this increase. Due to the increased number of third-party royalty arrangements, the expected increase in software delivery expenses, as well as possible increases in certain other costs, it is expected that the gross margin on license fee revenue will continue to be reduced as compared to fiscal 1999.

     Cost of Services. Cost of services includes the personnel and related overhead costs for services, including support, training, consulting, and implementation, as well as fees paid to third parties for subcontracted services. Cost of services decreased 11% to $88.6 million for the quarter ended January 31, 2000 from $99.5 million for the quarter ended January 31, 1999. The decrease was primarily due to a change in the mix of services revenue. Generally, the gross margin on support revenue is higher than on consulting and training revenue, and any change in the mix in types of services affects the gross margin on total services revenue. Additionally, a smaller portion of services revenue was generated through subcontracted work, which decreased the related costs in the first quarter of fiscal 2000 compared to the same period last year. As a result, the gross margin on services revenue increased to 40.3% for the quarter ended January 31, 2000 from 35.1% for the quarter ended January 31, 1999. Management anticipates that the gross margin on services revenue for the remainder of fiscal 2000 will decline from the level realized for the first quarter of fiscal 2000. The extent to which the Company is successful in implementing its strategy of utilizing third parties to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on services revenue in future periods. However, there can be no assurance that the Company will be successful in implementing its strategy or that OneWorld will achieve substantial market acceptance.

     Sales and Marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased to $81.2 million for the quarter ended January 31, 2000 from $69.4 million for the quarter ended January 31, 1999, representing 35.0% and 31.2% of total revenue, respectively. The increase in expense was primarily the result of sales incentives that resulted in higher commissions on software license revenue during the first quarter of fiscal 2000 compared to last year. Additionally, the average number of sales and marketing employees during the quarter increased for fiscal 2000 compared to the first quarter of fiscal 1999, and the average cost per employee increased in the fiscal 2000 quarter due to the competitive market for personnel.

     General and Administrative. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense decreased to $22.9 million for the quarter ended January 31, 2000 from $24.4 million for the quarter ended January 31, 1999, representing 9.9% and 10.9% of total revenue, respectively. The total dollar amount of expense was lower in the quarter ended January 31, 2000 compared to the same period last year primarily due to cost containment measurements, which were reflected in the decrease in certain overhead costs, travel and entertainment, and contract professional services. General and administrative expenses as a percentage of total revenue decreased primarily due to license fee growth and increased efficiencies within support functions to manage the overall growth in the Company's operations.

     Research and Development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance, and testing. Research and development expense increased to $29.4 million for the quarter ended January 31, 2000 from $22.7 million for the quarter ended January 31, 1999, representing 12.7% and 10.2% of total revenue, respectively. The total dollar amount of research and development expenses was higher in the quarter ended January 31, 2000 compared to the same period last year primarily due to a substantial increase in number of and average cost for employees, together with increases in related facilities and computer systems costs necessary to meet product development objectives.

     Development resources primarily were devoted to enhancements of the Company's OneWorld application suites and integration of those applications with third-party and acquired products during the first quarter of fiscal 2000. The Company ceased capitalizing OneWorld development costs during fiscal 1997 in connection with the general release of the software, and there were no development costs during fiscal 1999 or the first quarter of fiscal 2000 that met the criteria for capitalization. The Company anticipates that costs of certain development projects will be capitalized in the future and also that research and development expenses will increase in subsequent periods due personnel additions and salary adjustments resulting from the competitive market for personnel. The Company is continuing its ongoing internal product enhancements in e-business and other areas, as well as its integration of modules, such as sales force automation, and advanced planning and scheduling, utilizing third-party development alliances, such as Siebel and Ariba, for certain development projects.

     Acquisition-related Charges. Amortization of acquired intangibles resulting from the acquisitions of Numetrix and The Premisys Corporation for the quarter ended January 31, 2000, related to the software, in-place workforce, customer base, and goodwill was $2.9 million, $650,000, $1.3 million, and $1.0 million, respectively. Amortization of acquired intangibles is expected to increase in future periods due to the acquisition of the Company's business partner operating in Australia and New Zealand that was completed in March 2000.

     A portion of the purchase prices of Numetrix and The Premisys Corporation was allocated to in-process research and development (IPR&D) and charged to expense at the time each acquisition was recorded. IPR&D consists of those products that are not yet proven to be technically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned values were expensed immediately upon the closing dates of the acquisitions. Aggregate IPR&D expenses recorded in the second and third quarters of fiscal 1999 were $26.1 million. No such charges have been incurred in fiscal 2000.

     The most significant in-process technology was being designed by Numetrix prior to the acquisition to offer an operational-level, discrete planning and scheduling solution targeted at the middle market. As of the valuation date, the beta release was scheduled for September 1999, and the development was estimated to be almost 90% complete. This project continues to progress; however, the beta release has been postponed until fiscal 2000. A new demand-planning module was being designed by Numetrix to enhance enterprise-wide collaborative forecasting and to address forecast reconciliation. As of the acquisition date, this module was less than 10% complete, and the project is currently postponed pending further evaluation and project prioritization by management. Another in-process technology of Numetrix, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. As of the acquisition date, the technology was estimated to be 13% complete, and development continues to progress. As of the date of acquisition of The Premisys Corporation, major enhancements of the CustomWorks product were underway. Additionally, The Premisys Corporation and J.D. Edwards began developing an interface between CustomWorks and OneWorld under a Product Alliances Partner Agreement entered into by the two companies in August 1997. Technology acquired in the Company's purchase of The Premisys Corporation is continuing to be fully integrated with OneWorld. If the Company is unable to complete the in-process development projects within the expected schedule, future revenue and earnings could be materially adversely impacted as management believes supply chain solutions such as those offered by Numetrix and The Premisys Corporation are integral to its ability to remain competitive in the extended ERP market.

     Other Income (Expense). Other income (expense) includes interest income earned on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. During the first quarter of fiscal 2000, other income included a $5.7 million gain on the sale of the Company's WorldSoftware homebuilder code and customer base. Interest income decreased to $4.0 million for the quarter ended January 31, 2000 from $5.3 million, for the quarter ended January 31, 1999, primarily due to lower cash and investment balances. Foreign currency losses were $500,000 during the quarter ended January 31, 2000 compared to only a $4,000 loss for the quarter ended January 31, 1999. The losses were impacted by the Company's foreign exchange hedging program, but were due primarily to the strengthening of the U.S. dollar against many other currencies during the first quarters of both fiscal years and, in the first quarter of fiscal 2000, a devaluation of the euro in particular.

     The Company uses hedging instruments to help offset the effects of exchange rate changes on cash exposures from assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. Gains and losses on these contracts are included with foreign currency gains and losses on the transactions being hedged and are recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

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

     Other income may be positively impacted in future periods by the future sale of the Company's strategic minority equity investment in Extensity, an internet start up company that went public in January 2000. This investment was carried at its fair value of $28.9 million as determined by the quoted market price as of January 31, 2000. It is included in short-term marketable securities to reflect management's intention to sell the shares within the next 12 months, subsequent to expiration of a six month "lock-up" agreement. Gross unrealized gains of $24.4 million were included, net of tax of $9.2 million, as a component of accumulated other comprehensive income. Additionally, the Company has a $5.9 million note receivable from BuildNet related to the sale of the Company's WorldSoftware homebuilder code and customer base. The note is convertible into equity at the Company's option upon the closing of an initial public offering of BuildNet common stock. In March 2000, the Company also made a $10.0 million strategic minority equity investment in Tradex and, upon Ariba's acquisition of Tradex, the Company's investment converted into common shares of Ariba. As of March 13, 2000, the investment had resulted in a gross unrealized gain of $66.1 million. The Company may also invest in other companies in the future. Investments in technology companies, and the internet sector in particular, are highly volatile. Future results of operations could be adversely affected should the values of these investments decline below the amounts invested by the Company. There is no assurance that the unrealized gains related to the Extensity and Ariba investments will be realized or that other investments and possible future investments that the Company may make will be profitable.

     Other Data Regarding Results of Operations. The impact of the charges for amortization of intangibles on the net loss and net loss per share in fiscal 1999 is presented below. This supplemental information does not reflect the Company's results of operations in accordance with generally accepted accounting principles (GAAP), and it is not intended to be superior to or more meaningful than other information presented herein that was prepared in accordance with GAAP.

                                                           THREE MONTHS ENDED
                                                            JANUARY 31, 2000
                                                       ---------------------------
                                                          BEFORE         AFTER
                                                       AMORTIZATION   AMORTIZATION
                                                       OF ACQUIRED    OF ACQUIRED
                                                       INTANGIBLES    INTANGIBLES
                                                       ------------   ------------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Loss from operations.................................    $(3,312)       $(9,190)
Other income, net....................................      8,949          8,949
Provision for (benefit from) income taxes............      2,086            (89)
                                                         -------        -------
Net income (loss)....................................    $ 3,551        $  (152)
                                                         =======        =======
Net income (loss) per share:
  Basic..............................................    $  0.03        $ (0.00)
                                                         =======        =======
  Diluted............................................    $  0.03        $ (0.00)
                                                         =======        =======
Shares used in computing net income (loss) per share:
  Basic..............................................    107,649        107,649
  Diluted............................................    114,326        107,649

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2000, the Company's principal sources of liquidity consisted of $116.9 million of cash and cash equivalents, $303.0 million of short-term and long-term investments in marketable securities, and an unsecured, revolving line of credit. Included in short-term investments in marketable securities was the Company's strategic equity investment in shares of the stock of Extensity, an internet start up company that went public in January 2000. The Extensity investment is classified as available for sale and, accordingly, is carried at its fair market value of $28.9 million as determined by the quoted market price as of January 31, 2000. It is included in short-term marketable securities to reflect management's intention to sell the shares subsequent to expiration of a six month "lock-up" agreement, but within the next 12 months. Gross unrealized gains of $24.4 million were included, net of tax of $9.2 million, as a component of accumulated other comprehensive income. No amounts were outstanding under the line of credit during the three-month periods ended January 31, 2000 or 1999. The Company had working capital of $173.0 million at January 31, 2000 and a current ratio of 1.5 to one. Included in determining such amounts are short-term unearned revenue and customer deposits of $160.3 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which are recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $333.3 million.

     The Company calculates accounts receivable days sales outstanding ("DSO") on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue for the quarter multiplied by 90 days. Calculated as such, DSO decreased to 108 at January 31, 2000 compared to 111 at January 31, 1999. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results.

     The Company used $26.8 million in cash for operating activities during the quarter ended January 31, 2000 compared to generating $1.1 million during the quarter ended January 31, 1999. The decrease in operating cash flow was primarily due to the operating loss together with prepaid royalties made on certain reseller agreements reflected in other assets.

     Financing activities provided $13.7 million in cash from exercises of common stock options and the Employee Stock Purchase Plan. The Company issued a total of 1.4 million shares of common stock during the first three months of fiscal 2000. The Company did not have other significant net financing activities for the first quarter of fiscal 2000 or during the same period last year.

     The Company generated $18.2 million in cash from investing activities for the quarter ended January 31, 2000 compared to using $19.0 million for the quarter ended January 31, 1999. The increase from the prior year was primarily due to maturities of marketable securities that were not reinvested due to the Company's cash requirements during the first quarter of fiscal 2000. During the first three months of both fiscal years, the Company purchased furniture, fixtures, and equipment necessary to keep pace with current technology requirements and to support its expanding operations.

     At January 31, 2000, the Company held forward contracts requiring the purchase of 2.2 million shares of its common stock at an average cost of $28.73 per share. Additionally, the Company had outstanding put obligations and call options covering 790,000 shares of its common stock at average exercise prices of $28.92 and $39.21 per share, respectively. The equity instruments are exercisable only at their dates of expiration, which range from September 2000 to June 2001. Forward purchase contracts require a full physical settlement and the aggregate redemption cost of $69.5 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. The outstanding put obligations permit net share settlement at the Company's option and, therefore, do not result in a put obligation liability. The equity instruments did not have an effect on EPS for the quarter ended January 31, 2000; however, should the market price of the Company's common stock price fall below the exercise price of the put obligations, such contracts will increase the number of diluted shares outstanding. The equity instrument contracts were entered into during the quarter ended January 31, 2000 in accordance with a share repurchase plan approved in August 1999 by the Company's board of directors, authorizing the repurchase of up to eight million shares of the Company's common stock. Additional contracts were entered into during the second quarter ending

April 30, 2000. The plan is designed to partially offset the effects of share issuances under the stock option and employee stock purchase plans. The number of shares to be purchased and the timing of purchases is based on several factors, including the level of stock issuances under the stock plans, the price of J.D. Edwards' stock, general market conditions, and other factors. The stock repurchases may be effected at management's discretion through forward, put and call transactions, or open market purchases.

     The Company leases its corporate headquarters office buildings that were constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks have collectively financed up to $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts and the balances fluctuate based upon the timing of dividend payments and investment maturity dates. At January 31, 2000, investments totaling $123.3 million were designated as collateral for these leases.

     Management believes its cash and cash equivalents balance, short-term and long-term investments, funds generated from operations, and amounts available under existing credit facilities will be sufficient to meet its cash needs for at least the next 12 months. The Company may use a portion of its short-term and long-term investments to make strategic investments in other companies, acquire businesses, products, or technologies that are complementary to those of the Company. It has also entered into contracts to acquire treasury stock in the future. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

EURO

     In January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all participating EMU countries are expected to be operating with the euro as their single currency. During the next two years, business in participating EMU member states will be conducted in both the existing national currency and the euro. As a result, companies operating in or conducting business in these EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. Although the Company currently offers software products that are designed to be euro currency enabled and management believes it will be able to accommodate any required euro currency changes, there can be no assurance that the software will contain all the necessary changes or meet all of the euro currency requirements. If the Company's software does not meet all the euro currency requirements of its business, its operating results and financial condition would be materially adversely affected. Nonetheless, the Company has not had and does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EMU countries.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company will be required to apply recently issued accounting standards in its future consolidated financial statements. SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," will require companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. Additionally, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's first quarter of fiscal 2001. Management anticipates that the adoption of SAB No. 101 will not have a material impact on the Company's financial condition or results of operations and that it will not have a significant impact on its current licensing or revenue recognition practices.

IMPACT OF THE YEAR 2000

     To date, the Company has experienced no significant business interruptions or material adverse effects from the Year 2000 computer systems issue. All crucial internal information technology systems made a trouble-free transition into the Year 2000. The Company had no notable problems with equipment or systems which may have been affected by faulty software processors, embedded chips, or other systems problems. The Company is not aware of any significant Year 2000 problems at any of its customers' sites nor has the Company noted any disruption in its supply chain related to Year 2000 issues.

     To address the Company-wide internal Year 2000 readiness activities, the Company established a corporate readiness program during fiscal 1998 to coordinate efforts already then underway in the information technology (IT) and software development departments and to expand the program to include all business functions and geographic areas. The program addressed internal operational and financial risks as well as those associated with business partners and other third parties. Status reports on this program were periodically presented to the Company's senior management and to the audit committee of the Board of Directors. The Company's internal business operations are significantly dependent upon the proprietary software products it licenses to customers. Year 2000 issues related to the current versions of its proprietary software products had been addressed prior to inception of the corporate readiness program, and management believes the product to be generally Year 2000 compliant. The Company encouraged its customers to migrate to current product versions that are Year 2000 ready and provided regular correspondence regarding Year 2000 preparations to its customers in the last several months leading up to the new year.

     The Company incurred direct costs to remediate Year 2000 issues of approximately $2.0 million. The costs include the budget for the Company's corporate readiness programs, IT and non-IT costs, including legal expenses, expenses associated with a field readiness task force, equipment purchases, and maintenance provided over the weekend of the actual date change to the Year 2000. Such costs do not include labor, overhead, or other resources that were associated with the impact of Year 2000 compliance. Although the Company currently offers software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, it was been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

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

     Our Quarterly Financial Results Are Subject to Significant Fluctuations that Could Adversely Impact the Price of Our Stock. Our revenues and operating results are difficult to predict and have varied widely in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, including the following:

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

     As a result of the unpredictability of our revenue cycle and uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces, we continue to have reduced visibility of future revenue and operating results. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may again be below expectations of public market analysts or investors. In this event, the price of our common stock may fall, and an investment in J.D. Edwards' common stock may be materially impacted.

     Our Recent Expansion into New Business Areas and Partnerships Is Uncertain and may not Be Successful. We have recently expanded our technology into a number of new business areas to foster our long-term growth, including the areas of electronic commerce, on-line business services, and Internet computing. In addition, we entered into and invested in a number of strategic partnership relationships in these same areas, including those with Siebel, Ariba, Tradex, and Extensity. These areas are relatively new to both our product development and sales and marketing personnel. There can be no assurance that we will compete effectively or generate significant revenues in these new areas or that we will be able to provide a product offering that will satisfy new customer demands in these areas. The success of Internet computing and, in particular, our current Internet product offering is difficult to predict because Internet computing represents technology that is new to the entire computer industry. Additionally, if we are unable to effectively provide a product offering or sell the products we have developed through or with our partners, we could lose a significant amount of the investment we have made in such strategic partnerships. If our expansion into these new business areas or our relationships with our partners are not successful, our business, revenues, and stock price would be materially impacted.

     The Enterprise Software Industry is Highly Competitive, and We may Be Unable to Successfully Compete. We compete in the enterprise software solutions market. This market is highly competitive, subject to rapid technological change, and significantly affected by new products. Our products are designed and marketed for the AS/400 and the NT and UNIX platforms. We compete for customers with a large number of independent software vendors including:

     - companies offering other products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft, Oracle Corporation, PeopleSoft, Inc., and Baan Company N.V.

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

     Some of our competitors, SAP and Oracle in particular, have significantly greater financial, technical, marketing, and other resources than we do. In addition, they have wider name recognition and a larger installed customer base. In contrast, we entered the NT and UNIX markets only three years ago. SAP, Oracle, PeopleSoft, and Baan have significantly more experience and name recognition with NT and UNIX implementations and platforms and have more reference accounts than we have in these markets. They also have substantially more customers than we have in the NT and UNIX markets. Additionally, several of our competitors have well-established relationships with our current or potential customers. These established relationships might prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors also have announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. There can be no assurances that we can successfully compete against any of these other software providers. Further, several of our competitors regularly and significantly discount prices on their products. If our competitors continue to discount or increase the frequency of their discounts, we may be required to increasingly discount our products. This could have a material adverse effect on our operating margins.

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

     We believe the principal competitive factors affecting the market for our software products are as follows:

     - responsiveness to customers' needs

     - product flexibility and ability to handle business changes

     - product functionality

     - speed of implementation

     - ease of use

     - product performance and features

     - product quality and reliability

     - vendor and product reputation

     - quality of customer support

     - overall cost

     We believe that we compete favorably with respect to the above factors. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change in our market and to our competitors' innovations. We cannot guarantee that our products will continue to compete favorably or that we will be successful in facing the increasing competition from new products and enhancements introduced by our existing competitors or new companies entering the market.

     Our Continued Growth Depends on Our Ability to Develop and Maintain Our Third-Party Relationships. We rely heavily on third-party service providers to implement the OneWorld version of our application suites. Additionally, we have adopted a strategy in which an increasing number of OneWorld implementations will be performed by third parties that contract directly with our customers. Executing this strategy requires our current third-party implementation providers to allocate additional resources to our OneWorld customers. In addition, we must continue to enter into additional third-party relationships. Due to the limited resources and capacities of many third-party implementation providers, there can be no assurance that we will establish or maintain relationships with third parties having sufficient resources to provide the necessary services to support the demand of our OneWorld customers. If we cannot obtain sufficient resources, we will be required to perform the implementation services ourselves. There is no assurance that we will have sufficient resources available for such purposes. If we are unable to establish and maintain effective long-term relationships with such third party implementation providers or if such providers do not meet our customers needs, our business, operating results, and financial condition could be materially adversely affected.

     To enhance our sales, marketing, and customer service efforts, we have established relationships with a number of third parties, including consulting and system integration firms, hardware suppliers, and database, operating system, and other independent software vendors. Many of these third parties also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing enterprise software applications. Competition between these third parties and us could result in the deterioration or termination of our relationship. This could have a material adverse effect on our business and sales.

     Our International Operations and Sales Subject Us to Various Risks Associated with Growth Outside the United States. We market and license our products in the United States and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 38 international sales offices located throughout Canada, Europe, Asia, Latin America, and Africa. We intend to continue to substantially expand our international operations and enter additional markets outside of the U.S. This expansion will require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization and marketing of our products for international customers, and the development of relationships with international service providers. If revenue generated is not adequate to offset the expense of expanding foreign operations, our business could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

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

     - localization and translation of products

     - difficulties in staffing and managing international operations

     - difficulties in collecting accounts receivable and longer collection periods

     - the impact of local economic conditions and practices

     Our success in expanding our international operations depends, in part, on our ability to anticipate and effectively manage these and other risks. We cannot guarantee that these or other factors will not materially adversely affect our business, operating results, or financial condition.

     Due to the volatile economic conditions in international markets, particularly in Asia over the past 18 months, the Company continues to closely monitor its investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company has incurred operating losses in Asia and, during fiscal 1999, the Company made some personnel changes and reduced some layers of management through a voluntary reduction in force program in Japan. Consistent with its historical results, the Company expects that during the remainder of fiscal 2000 it will continue to recognize a relatively small percentage of its revenue from Asia and other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas have had and may continue to have a material negative impact on its future financial condition and results of operations.

     A significant portion of our revenue is received in currencies other than United States dollars, and as a result we are subject to risks associated with foreign exchange rate fluctuations. We use a foreign exchange hedging program to limit our exposure risk. In the first quarter of fiscal year 1999 and 2000, we incurred foreign exchange losses of approximately $4,000 and $500,000, respectively. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not have a material adverse effect on our business, operating results, or financial condition.

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

     Other Risks. For a more complete description of other risk factors that affect the Company, see "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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

     Foreign Currency Exchange Rates. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first quarter of fiscal 2000, 36% of the Company's total revenue was generated from its international operations, and 44% of the Company's consolidated net assets related to its foreign operations as of January 31, 2000. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly owned subsidiaries in Europe, Africa, Asia, Canada, and Latin America. These foreign subsidiaries use the local currency or, more recently, the euro as their functional currency as revenue is generated and expenses are incurred in such currencies.

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

     The Company prepared sensitivity analyses of its exposures from foreign net asset and forward foreign exchange contracts as of January 31, 2000, and its exposure from anticipated foreign revenue during the remainder of fiscal 2000 to assess the impact of hypothetical changes in foreign currency rates. The Company's analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At January 31, 2000, there was not a material charge in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1999. Based upon the results of these analyses, a 10% adverse change in foreign exchange rates from the January 31, 2000 rates would not result in a material impact to the Company's results of operations, cash flows, or financial condition for a future quarter and the full fiscal year ending October 31, 2000.

     Interest Rates. Investments, including cash equivalents, consist of U.S., state, and municipal bonds, as well as domestic corporate bonds, with maturities of up to 30 months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, accordingly, are carried at amortized cost. Additionally, the Company has lease obligations calculated as a return on the lessor's costs of funding based on LIBOR and adjusted from time to time to reflect any changes in the Company's leverage ratio. Changes in interest rates could impact the Company's anticipated interest income and lease obligations or could impact the fair market value of its investments.

     The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment and borrowing levels for fiscal 2000 to assess the impact of hypothetical changes in interest rates. At January 31, 2000, there was not a material charge in the sources or the estimated effects of interest rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1999. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the January 31, 2000 rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2000.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action.

     The Company believes these complaints are without merit and will vigorously defend itself and its officers and directors against such complaints. Nevertheless, the Company is currently unable to determine (i) the ultimate outcome of the lawsuits, (ii) whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations, or (iii) a reasonable estimate of the amount of loss, if any, which may result from resolution of these matters.

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

Dated: March 15, 1999

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

Dated: March 15, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial Data Schedule