Form 10-Q
period 2000-04-30
EDWARDS J D & CO
filed 2000-06-14
CIK 798757

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 8, 2000, there were 109,259,927 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            NO.
                                                                            ----

  PART I     FINANCIAL INFORMATION
  Item 1.    Consolidated Balance Sheets as of October 31, 1999 and April
              30, 2000...................................................     3
             Consolidated Statements of Operations for the Six Months
              Ended April 30, 1999
              and 2000...................................................     4
             Consolidated Statements of Cash Flows for the Six Months
              Ended April 30, 1999
              and 2000...................................................     5
             Notes to Consolidated Financial Statements..................     6
  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    12
  Item 3.    Quantitative and Qualitative Disclosure About Market Risk...    30

  PART II    OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................    32
  Item 2.    Changes in Securities and Use of Proceeds...................    32
  Item 3.    Defaults upon Senior Securities.............................    32
  Item 4.    Submission of Matters to a Vote of Security Holders.........    32
  Item 5.    Other Information...........................................    33
  Item 6.    Exhibits and Reports on Form 8-K............................    33

  SIGNATURES

J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product and service names used are trademarks or registered trademarks of their respective owners.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              OCTOBER 31,   APRIL 30,
                                                                 1999          2000
                                                              -----------   ----------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $113,341     $  114,675
  Short-term investments in marketable securities...........     62,546         55,441
  Accounts receivable, net of allowance for doubtful
     accounts of $12,000 at October 31, 1999 and April 30,
     2000...................................................    236,216        268,748
  Other current assets......................................     34,936         65,758
                                                               --------     ----------
          Total current assets..............................    447,039        504,622
Long-term investments in marketable securities..............    246,564        237,877
Property and equipment, net.................................     86,332         90,911
Non-current portion of deferred income taxes................     82,572        107,672
Other assets, net...........................................     78,021         83,308
                                                               --------     ----------
                                                               $940,528     $1,024,390
                                                               ========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 46,004     $   47,768
  Unearned revenue and customer deposits....................    114,865        163,867
  Accrued liabilities.......................................    162,635        148,692
                                                               --------     ----------
          Total current liabilities.........................    323,504        360,327
Unearned revenue, net of current portion, and other.........     24,304         21,571
                                                               --------     ----------
          Total liabilities.................................    347,808        381,898
Commitments and contingencies (Note 9)
Common shares subject to repurchase, at redemption amount...         --        115,426
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................         --             --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 107,109,494 and 110,666,911 issued and
     outstanding as of October 31, 1999 and April 30, 2000,
     respectively...........................................        107            111
  Additional paid-in capital................................    456,387        389,813
  Deferred compensation.....................................       (283)          (172)
  Retained earnings.........................................    138,100        135,615
  Accumulated other comprehensive income (loss): unrealized
     gains (losses) on equity securities and foreign
     currency translation adjustments.......................     (1,591)         1,699
                                                               --------     ----------
          Total stockholders' equity........................    592,720        527,066
                                                               --------     ----------
                                                               $940,528     $1,024,390
                                                               ========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          APRIL 30,             APRIL 30,
                                                     -------------------   -------------------
                                                       1999       2000       1999       2000
                                                     --------   --------   --------   --------
Revenue:
  License fees.....................................  $ 67,204   $ 81,742   $136,803   $165,029
  Services.........................................   164,387    149,307    317,725    297,726
                                                     --------   --------   --------   --------
          Total revenue............................   231,591    231,049    454,528    462,755
Costs and expenses:
  Cost of license fees.............................     7,421     14,122     12,712     27,026
  Cost of services.................................   106,605     92,139    206,067    180,710
  Sales and marketing..............................    83,347     91,790    152,760    173,035
  General and administrative.......................    25,487     25,218     49,876     48,152
  Research and development.........................    28,996     28,728     51,711     58,092
  Amortization of acquired software and other
     acquired intangibles..........................       350      6,392        350     12,270
  Acquired in-process research and development.....     2,141         --      2,141         --
                                                     --------   --------   --------   --------
          Total costs and expenses.................   254,347    258,389    475,617    499,285
Operating loss.....................................   (22,756)   (27,340)   (21,089)   (36,530)
Other income:
  Interest income..................................     5,612      3,612     10,956      7,575
  Gain on sale of equity investments and sale of
     product line..................................        --     17,878         --     23,564
  Foreign currency gains and other, net............       637      2,147        400      1,447
                                                     --------   --------   --------   --------
  Loss before income taxes.........................   (16,507)    (3,703)    (9,733)    (3,944)
  Benefit from income taxes........................    (6,107)    (1,370)    (3,601)    (1,459)
                                                     --------   --------   --------   --------
Net loss...........................................  $(10,400)  $ (2,333)  $ (6,132)  $ (2,485)
                                                     ========   ========   ========   ========
Net loss per common share:
  Basic............................................  $  (0.10)  $  (0.02)  $  (0.06)  $  (0.02)
                                                     ========   ========   ========   ========
  Diluted..........................................  $  (0.10)  $  (0.02)  $  (0.06)  $  (0.02)
                                                     ========   ========   ========   ========
Shares used in computing per share amounts:
  Basic............................................   105,333    109,763    104,222    108,706
  Diluted..........................................   105,333    109,763    104,222    108,706

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                   APRIL 30,
                                                              --------------------
                                                                1999        2000
                                                              ---------   --------
Operating activities:
Net loss....................................................  $  (6,132)  $ (2,485)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................     11,754     14,884
  Amortization of intangible assets and securities premiums
     or discounts...........................................      4,958     14,684
  Gain on sale of product line..............................         --     (5,686)
  Gain on sale of securities................................         --    (17,878)
  Benefit from deferred income taxes........................     (6,347)    (5,089)
  Write-off of in-process research and development assets
     acquired...............................................      2,141         --
  Other.....................................................      3,316      1,639
Changes in operating assets and liabilities:
  Accounts receivable, net..................................      5,219    (33,892)
  Other assets..............................................    (11,252)   (29,630)
  Accounts payable..........................................     (8,790)     2,032
  Unearned revenue and customer deposits....................     19,490     45,958
  Accrued liabilities.......................................    (16,435)   (12,106)
                                                              ---------   --------
          Net cash used by operating activities.............     (2,078)   (27,569)
Investing activities:
  Purchase of marketable securities.........................   (141,291)   (44,814)
  Proceeds from maturities of marketable securities.........     87,503     75,364
  Purchase of available for sale securities.................         --    (14,500)
  Proceeds from sales of available for sale securities......         --     25,220
  Purchase of property and equipment and other, net.........    (27,682)   (19,379)
  Payment for purchase of acquired company, net of cash
     acquired...............................................     (4,263)   (10,151)
  Capitalized development costs.............................        (79)    (8,594)
                                                              ---------   --------
          Net cash provided (used) for investing
            activities......................................    (85,812)     3,146
Financing activities:
  Proceeds from issuance of common stock....................     20,059     28,845
                                                              ---------   --------
          Net cash provided by financing activities.........     20,059     28,845
Effect of exchange rate changes on cash.....................       (890)    (3,088)
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents........    (68,721)     1,334
Cash and cash equivalents at beginning of period............    183,115    113,341
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $ 114,394   $114,675
                                                              =========   ========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Income taxes paid.........................................  $  10,667   $  2,360
  Retirement Savings Plan contribution funded with common
     stock..................................................      4,694      2,782
  Common stock issued for acquired company..................      3,166         --

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the six-month period ended April 30, 2000 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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

(2)  EARNINGS PER COMMON SHARE

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and certain equity instruments. For periods in which the Company reports net income, the weighted average shares outstanding is adjusted to include all common shares issuable under stock options using the treasury stock method and the dilutive impact of put obligations that are below the current market price using the reverse treasury stock method. Diluted loss per share for the fiscal 1999 and fiscal 2000 periods exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted average common stock equivalents for second quarter and the six-month period ended 1999 were 5.3 million shares and 6.9 million shares, respectively, and 6.4 million shares and 6.5 million shares for the second quarter and the six-month period ended April 30, 2000, respectively. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding for all periods.

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    APRIL 30,            APRIL 30,
                                                ------------------   -----------------
                                                  1999      2000      1999      2000
                                                --------   -------   -------   -------
Numerator:
  Net loss....................................  $(10,400)  $(2,333)  $(6,132)  $(2,485)
                                                ========   =======   =======   =======
Denominator:
  Basic loss per share -- weighted average
     shares outstanding.......................   105,333   109,763   104,222   108,706
  Dilutive effect of common stock
     equivalents..............................        --        --        --        --
                                                --------   -------   -------   -------
  Diluted net loss per share -- adjusted
     weighted average shares outstanding,
     assuming conversion of common stock
     equivalents..............................   105,333   109,763   104,222   108,706
                                                ========   =======   =======   =======
Basic net loss per share......................  $  (0.10)  $ (0.02)  $ (0.06)  $ (0.02)
Diluted net loss per share....................  $  (0.10)  $ (0.02)  $ (0.06)  $ (0.02)

                             J.D. EDWARDS & COMPANY

(3)  CERTAIN BALANCE SHEET COMPONENTS

     Other Current Assets. Other current assets increased from October 31, 1999 as a result of prepayments made and contractual obligations to prepay royalties associated with certain strategic agreements. The components of other current assets were as follows (in thousands):

                                                  OCTOBER 31,   APRIL 30,
                                                     1999         2000
                                                  -----------   ---------
Prepaid expenses................................    $13,305      $34,734
Other current assets............................     21,631       31,024
                                                    -------      -------
                                                    $34,936      $65,758
                                                    =======      =======

     Common Shares Subject to Repurchase. In August 1999, the Company's board of directors authorized the repurchase up to eight million shares of the Company's common stock. This stock repurchase plan was designed to partially offset the effects of share issuances under the Company's stock option plans and Employee Stock Purchase Plans (ESPP). The number of shares to be purchased and the timing of purchases is based on several factors, including the level of stock issuances under the stock plans, the price of J.D. Edwards' stock, general market conditions, and other factors. The stock repurchases may be effected at management's discretion through forward, put and call transactions, or open market purchases. During the period from December 1999 to March 2000 the Company entered into equity instrument contracts for the purchase of 5.2 million common shares in accordance with this share repurchase plan.

     On March 16, 2000, the Emerging Issues Task Force (EITF) reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). EITF 00-7 requires that equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings. EITF 00-7 is effective for all contracts entered into after March 16, 2000, allowing until December 31, 2000 to amend contracts existing before that date.

     The Company entered into two equity repurchase contracts on March 20, 2000 that included a net cash settlement provision and were subject to asset/liability accounting with any resulting unrealized gains or losses being recognized through earnings, pursuant to EITF 00-7. These two contracts were subsequently amended to remove any possible forced net cash settlement provision. However, the Company realized a $536,000 gain during the period from when the contracts were entered into until they were amended. The gain is included in other income on the accompanying statement of operations for the second quarter of fiscal 2000. On May 18, 2000, these contracts were settled prior to their maturity dates due in part to current uncertainty about the ultimate resolution of broad implementation issues surrounding the application of EITF 00-7. Settlement of the contracts resulted in the repurchase of 363,000 shares for a total of $14.6 million in cash. On June 2, 2000, the Company was also required to settle contracts for the purchase of 1.9 million shares for $69.5 million as a result of the decline in the price of its common stock to a value below the value stipulated in the contracts. The repurchased shares will be used to fund future stock issuances, including an upcoming ESPP purchase on June 30, 2000. At June 8, 2000, the Company had forward purchase contracts remaining for 2.9 million shares of its common stock requiring a full physical settlement with an aggregate redemption cost of $102.5 million.

     At April 30, 2000, the Company held forward contracts requiring the purchase of 3.2 million shares of its common stock at an average cost of $32.08 per share. Additionally, the Company had outstanding put obligations and call options for 2.0 million shares of its common stock at average exercise prices of $37.23 and $51.07 per share, respectively. Forward purchase contracts require a full physical settlement and the aggregate redemption cost of $115.4 million is included in the accompanying balance sheet in temporary equity with a

                             J.D. EDWARDS & COMPANY
corresponding decrease in additional paid-in capital. The outstanding put obligations permit net share settlement at the Company's option and, therefore, do not result in a liability on the balance sheet. The equity instruments are exercisable by the Company only at their dates of expiration, which range from September 2000 to December 2001. However, the counter-party has the right to require an early settlement based on the market price of J.D. Edwards' common stock as stipulated in the contracts. Under the put obligations, J.D. Edwards is required to collateralize a portion of the value of its outstanding obligation in the event that the market value of the Company's common stock falls below the price stipulated in the contract. On April 30, 2000, a decline in the Company's common stock price had triggered the requirement to collateralize approximately $39.6 million by May 1, 2000. As of June 8, 2000, the collateralized amount was released because the market value of J.D. Edwards' common stock rose above the stipulated contract price.

(4)  INVESTMENTS IN MARKETABLE SECURITIES

     The Company held investments in marketable securities at April 30, 2000 that were classified as available for sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments were carried at fair value as determined by their quoted market prices and included in short-term investments in marketable securities to reflect management's intention to sell the shares within the next 12 months. Unrealized gains or losses were included, net of tax, as a component of accumulated other comprehensive income.

     Ariba, Inc. In March 2000, the Company made a $10.0 million minority equity investment in Tradex, Inc. (Tradex) and, upon the Ariba, Inc. (Ariba) acquisition of Tradex, the Company's investment converted into 511,000 common shares of Ariba. During April 2000, the Company sold 375,000 shares of Ariba common stock resulting in a realized gain of $17.9 million, which is shown on the accompanying statement of operations as a component of other income for the quarter ended April 30, 2000. The fair value of the remaining investment at April 30, 2000 was $10.1 million, and had resulted in a gross unrealized gain of $7.4 million.

     Extensity, Inc. In December 1999, the Company made a minority equity investment in convertible preferred shares of Extensity, Inc. (Extensity), an e-business time and expense solutions company. In January 2000, Extensity completed an initial public offering (IPO) of its common stock, at which time the preferred stock of Extensity held by the Company converted automatically into common stock. It is included in short-term marketable securities to reflect management's intention to sell the shares within the next 12 months, subsequent to expiration of a six-month lock-up agreement. The fair value of the investment at April 30, 2000 was $6.1 million, and had resulted in a gross unrealized gain of $1.6 million.

     As of April 30, 2000, all other investments in marketable securities, consisting of U.S., state, and municipal bonds, as well as domestic corporate bonds, with maturities of up to 30 months, were classified as held-to-maturity and were carried at amortized cost. In May and June 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts (see Notes 3 and 11). As a result, the Company's entire held to maturity portfolio was reclassified to available for sale. Beginning in the third quarter of fiscal 2000, the Company will reflect all investments in marketable securities at fair value, and unrealized gains or losses will be included, net of tax, as a component of accumulated other comprehensive income.

(5)  ACQUISITION

     On March 6, 2000, the Company completed an acquisition of its longstanding business partner serving Australia and New Zealand, J.D. Edwards New Zealand, Ltd. With this acquisition, J.D. Edwards strengthens its sales and service operations and expands its reach into the Asia Pacific region. The integration of the two companies will enable J.D. Edwards to further leverage joint business and sales channel strengths in

                             J.D. EDWARDS & COMPANY

Australia and New Zealand to better serve its customers, while positioning the Company for greater market focus in the region.

     The Company paid cash for the remaining outstanding common shares of the acquired company, making it a wholly-owned subsidiary. The acquisition was accounted for as a purchase during the second quarter of fiscal 2000. Accordingly, the total purchase price of $13.0 million was allocated to the acquired assets and assumed liabilities at their fair values as of the closing date of the transaction, and the Company's consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets include net tangible assets of $1.7 million and intangible assets related to the in-place workforce, customer base, and goodwill of approximately $3.8 million, $3.7 million and $3.8 million, respectively. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of four years. The effect of adjusting the cost basis of the Company's previous 10% investment to reflect equity method accounting is insignificant.

(6)  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings. The Company's comprehensive income or loss is comprised of its net income or loss, unrealized gains or losses on equity securities available for sale, and foreign currency translation adjustments. For the second quarter and six-month period ended April 30, 1999, the Company had a comprehensive loss of $9.7 million and $6.1 million, respectively. For the second quarter ended April 30, 2000, the Company's comprehensive loss was $14.8 million, and comprehensive income was $805,000 for the six-month period ended April 30, 2000.

(7)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses hedging instruments to mitigate foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. Gains and losses on these contracts were included with foreign currency gains and losses on the transactions being hedged and were recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts were included in cash flows from operating activities in the consolidated statements of cash flows.

     At April 30, 2000, the Company had approximately $32.2 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income were net foreign exchange transaction losses of $373,000 and $375,000 for the second quarter and six-month period of fiscal 1999, respectively, and gains of $1.3 million and $800,000 for the second quarter and six-month period of fiscal 2000, respectively. The primary reason for the gains in the first six months of fiscal 2000 is related to the overall weakening of the Euro against the U.S. dollar.

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

                             J.D. EDWARDS & COMPANY

(8)  SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for its fiscal year ended October 31, 1999. SFAS No. 131 established standards for reporting certain information about operating segments in annual and interim financial statements. Operating segments were defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker, or decision making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          APRIL 30,             APRIL 30,
                                                     -------------------   -------------------
                                                       1999       2000       1999       2000
                                                     --------   --------   --------   --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
United States......................................  $145,498   $141,676   $282,551   $290,410
Europe, Middle East, and Africa....................    55,189     52,090    108,976     96,199
Canada, Asia, and Latin America....................    30,904     37,283     63,001     76,146
                                                     --------   --------   --------   --------
Consolidated.......................................  $231,591   $231,049   $454,528   $462,755
                                                     ========   ========   ========   ========
INCOME (LOSS) FROM OPERATIONS:
United States......................................  $(25,552)  $(25,322)  $(32,744)  $(42,724)
Europe, Middle East, and Africa....................     6,331      5,722     14,831      9,731
Canada, Asia, and Latin America....................    (3,535)    (1,348)    (3,176)     8,733
Amortization of acquired intangibles...............        --     (6,392)        --    (12,270)
                                                     --------   --------   --------   --------
Consolidated.......................................  $(22,756)  $(27,340)  $(21,089)  $(36,530)
                                                     ========   ========   ========   ========

(9)  COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its corporate headquarters office buildings that were constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At April 30, 2000, investments totaling $123.3 million were designated as collateral for these leases. The lease agreement requires that the Company remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. At April 30, 2000, the Company was in compliance with its covenants.

     Litigation. On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to

                             J.D. EDWARDS & COMPANY
be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action and a consolidated amended complaint was filed on March 21, 2000. On May 9, 2000, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has not yet scheduled a hearing on the motion to dismiss.

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

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such other disputes and legal actions are expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

(10)  RECENT ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101 provides further interpretive guidance for public companies and will be effective for the Company's first quarter of fiscal 2001. Management anticipates that the adoption of SAB No. 101 not have a material impact on its current licensing or revenue recognition practices.

(11)  SUBSEQUENT EVENTS

     Company Restructuring. On May 22, 2000 the Company announced a strategic restructuring directed toward strengthening its competitive and financial position. The Company expects to recognize charges related to the restructuring and other related expenses of approximately $40.0 million during the second half of fiscal 2000. These restructuring and related charges will be comprised primarily of severance costs related to the elimination of approximately 800 employee positions, outplacement services, lease termination payments, office consolidations, and asset write-offs.

     Equity Instrument Settlements. In May and June 2000, the Company settled certain contracts prior to their maturity dates, resulting in the repurchase of
2.3 million shares of J.D. Edwards' common stock for $84.1 million. The early settlement was primarily the result of the decline in the price of its common stock to a value below that stipulated in the contracts.

     Line of Credit. In June 2000, the Company obtained a formal commitment from a bank for an additional $100.0 million unsecured, revolving line of credit. The primary purpose of this credit facility is for general corporate use and will provide the Company with increased financial flexibility by adding an alternative funding source for potential strategic investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards' industry, management's beliefs, and certain assumptions made by J.D. Edwards' management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 under "Factors Affecting the Company's Business, Operating Results, and Financial Condition' on pages 15 through 24. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

RESULTS OF OPERATIONS

     Overview. During the quarter ended April 30, 2000, the Company's results of operations reflected an operating loss of $27.3 million compared to an operating loss of $22.8 million for the second quarter of fiscal 1999. The net loss for the second quarter of fiscal 2000 was $2.3 million, or $0.02 per share, in comparison to a net loss of $10.4 million, or $0.10 per share, for the second quarter last year. Included in the net loss for the second quarter of fiscal 2000 was amortization of acquired intangibles totaling $6.4 million, offset by a $17.9 million gain from the sale of a portion of certain marketable securities. Total quarterly operating expenses excluding acquisition-related charges remained flat compared to the second quarter of fiscal 1999, while total costs and expenses including acquisition-related charges increased by 2%. For the first six months of fiscal 2000, the Company's operating loss was $36.5 million compared to an operating loss of $21.1 million for the same period last year. The net loss for the first six months of fiscal 2000 was $2.5 million, or $0.02 per share, compared to $6.1 million, or $0.06 per share, for the same period last year. For the first six months of fiscal 2000, operating expenses excluding acquisition-related charges increased 3% to $487.0 million from $473.1 million in the comparable period of fiscal 1999, and total costs and expenses including acquisition-related charges increased 5% to $499.3 million from $475.6 million compared to the same period last year. The increased operating loss for the second quarter and six-month period ended April 30, 2000 was primarily due to an increase in amortization of acquired software and other acquired intangibles as well as an increase in sales and marketing expense compared to the same periods last year.

     The Company has incurred operating losses for five of the past six quarters. The losses were due primarily to an expansion in the Company's infrastructure and overall operating expenses, while growth in license fees slowed and services revenue declined over several sequential quarters primarily due to issues related to Year 2000 and a shift in market growth from traditional back office enterprise applications to more fully integrated front office and supply chain solutions. As a result, the Company announced a strategic restructuring plan directed toward strengthening its competitive and financial positions on May 22, 2000. As a part of the restructuring plan, the Company expects to realize savings from, among other things, eliminating approximately 800 employee positions worldwide, reducing office space and related overhead expenses, and employing different training alternatives for customers. For further details on the restructuring actions, see "Restructuring Plan" below.

     During the second quarter of fiscal 2000, the Company completed an acquisition of its longstanding business partner serving Australia and New Zealand, J.D. Edwards New Zealand, Ltd. With this acquisition, the Company strengthened its sales and service operations and expanded its reach into the Asia Pacific region. During the second and third quarters of fiscal 1999, the Company completed acquisitions of two privately held companies -- The Premisys Corporation in February 1999 and Numetrix, Ltd. (Numetrix) in June 1999.

These investments further extended the Company's customer relationship management and supply chain solutions and its ability to compete for business beyond the traditional back office applications of the enterprise application market. These acquisitions were all accounted for using the purchase method, and, accordingly, the total purchase price of each company was allocated to the acquired assets and liabilities at their fair values as of the closing dates of the acquisitions. Operating expenses were impacted following each transaction closing date primarily as a result of amortization of intangible assets purchased, as well as normal operating expenses associated with the additional personnel and facilities acquired. The Company's consolidated statements of operations do not include any revenue or expenses related to the acquisitions prior to their closing dates.

     One of the Company's goals is to form strategic relationships through reseller or other types of product rights agreements with organizations whose products enhance the J.D. Edwards solutions. This allows the Company to manage internal development costs, while at the same time more quickly offering its customers the spectrum of products and services needed. Over the past four fiscal quarters, the Company has signed agreements with companies including Ariba, Inc. (Ariba), Siebel Systems, Inc. (Siebel), and Extensity, Inc. (Extensity). Additionally, the Company is currently working on strategic agreements for enterprise application integration solutions. Management believes its partnerships and strategic investments will enable the Company to deliver a fully-integrated end-to-end supply chain solution. The terms of each third-party agreement vary; however, as the Company recognizes license revenue under reseller provisions in certain of these agreements, a related royalty is charged to cost of license fees. Other agreements result in amounts capitalized as software costs and amortized on a straight-line basis over the estimated lives of the assets. For the second quarter and six-month period ended fiscal 2000, less than 15% of total license fee revenue was generated from sublicensing the products included in these reseller arrangements. There can be no assurance that future license revenue from these reseller arrangements will meet or exceed this amount.

     The Company continues to adjust from the impact of Year 2000. The Company did not experience significant business interruptions or incur material adverse effects from the Year 2000 computer systems issue, and all crucial internal information technology systems made a trouble-free transition into the Year 2000. However, due to the type of software the Company licenses to its customers, the Year 2000 issue did significantly effect its operating results in fiscal 1999 and the first six months of fiscal 2000. Total revenue growth was affected primarily due to companies purchasing enterprise software systems prior to 1999 in anticipation of potential systems problems. During fiscal 1999, the Company experienced sequential declines in quarterly license fee revenue in the first and second quarters with sequential growth in the third and fourth quarters. Services revenue was negatively impacted, declining 9% in the second quarter and 6% in the six-month period ended April 30, 2000 compared to the same periods last year. Additionally, services revenue growth in fiscal 1999 slowed to 15% from 37% in fiscal 1998. Management believes that the concerns associated with the Year 2000 impact on operating results are now past and that the Company will again demonstrate license fee growth followed by services revenue growth in the second half of fiscal 2000. However, there can be no assurance that the Company will experience revenue growth or a return to profitability.

     The Company has experienced and expects that it will continue to experience a high degree of seasonality in the future; although, management believes that quarterly operating results in fiscal 1999 and 2000 were less consistent with historical seasonality trends primarily due to the impact of Year 2000 concerns that affected customers' buying patterns as previously discussed. The Company typically recognizes a disproportionately greater amount of revenue for any fiscal year in the fourth quarter and an even greater proportion of net income in the fourth quarter. In the fourth quarters of fiscal 1998 and 1999, the Company recognized 33% and 27% of total revenue and 37% and 32% of license fee revenue, respectively. As a result of this and relatively fixed operating expenses, operating margins tend to be significantly higher in the fourth fiscal quarter than other quarters. The Company believes this seasonality is primarily the result of the efforts of the direct sales force to meet or exceed fiscal year-end quotas and the tendency of certain customers to finalize license contracts at or near fiscal year end. Because revenue, operating margins, and net income are greater in the fourth quarter, any shortfall in revenue, particularly license fee revenue in the fourth quarter, would have a disproportionately large adverse effect on operating results for the fiscal year. Additionally, revenue and net income in the first quarter are historically lower than in the preceding fourth quarter. For example, total revenue, license fee revenue, service revenue, and net income or loss in the first quarter of fiscal 2000 decreased 10%, 18%, 5%, and 217%, respectively, from the fourth quarter of fiscal 1999.

     Due to the volatile economic conditions in international markets particularly in Asia where recovery from the 1999 economic crisis is still in process, the Company continues to closely monitor any investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company has incurred operating losses in Asia and Germany. As a result, Asia and Germany were, and will continue to be, significantly affected by the Company's strategic restructuring in May 2000, with approximately one-third of the workforce in Asia eliminated, approximately one-fourth of the workforce in Germany eliminated, the planned sale of businesses in China and Malaysia, and the closure and significant downsizing of offices in Japan. Consistent with its historical results, the Company expects that during the remainder of fiscal 2000 it will continue to recognize a relatively small percentage of its revenue from Asia and Germany as well as the other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas have had and may continue to have a material negative impact on its future financial condition and results of operations.

     Restructuring Plan. On May 22, 2000 the Company announced a strategic restructuring plan directed toward strengthening its competitive and financial positions. As a part of the restructuring plan, the Company expects to realize savings from, among other things, elimination of approximately 800 employee positions worldwide, reduction of office space and related overhead expenses, and modification in its approach for providing training alternatives for customers.

     The major events that precipitated the restructuring plan and related activities were as follows:

     - The Company experienced declining gross margins and revenue per employee over the past several fiscal quarters as the Company's headcount grew at a faster rate than related overall revenue. As discussed in prior periods, the Company has also been incurring operating losses in Asia and Germany. The elimination of the approximately 800 employee positions worldwide primarily impacted operations in the Asia Pacific region, the United States, and Germany. The reduction is planned to result in savings consisting of salaries, benefits expense, computer equipment, and other related expenses. However, the Company plans to continue limited hiring for certain key positions.

     - The Company has occupied several leased buildings in Denver, Colorado. Under the restructuring plan, Denver personnel will be consolidated onto the main campus, which has sufficient available space to accommodate all Denver employees. The Company will also sublease off-campus space where possible. Ongoing savings are expected from the downsizing in rent and related operating expense.

     - Certain other regional offices are also being closed or consolidated. Under the restructuring plan, direct operations in Malaysia and China are anticipated to be sold effective during the third quarter of fiscal 2000, and the Japan and Germany operations will be significantly reduced effective July 31, 2000. Future savings are anticipated to result from reduced rent and operating expenses.

     - The Company has incurred significant expense due to underutilized training facilities. Under the restructuring plan, the underutilized training facilities are anticipated to be closed or reconfigured. In addition, the Company plans to utilize more computer-based training to replace a portion of classroom training. It is anticipated that the closures and reconfigurations will be accomplished by September 1, 2000. Ongoing savings will result from the decrease in office and equipment lease expense and the increase in sublease income.

     The Company expects to recognize restructuring charges and other expenses related to the restructuring plan of approximately $40.0 million during the second half of fiscal 2000. These restructuring and related charges will be comprised primarily of severance costs of terminated employees, outplacement services, lease termination payments, office consolidations, and asset write-offs.

     As discussed above, the Company is actively addressing its future operating plans through a strategic restructuring and is taking the necessary steps to remain competitive in the future. Management believes that the restructuring will allow the Company to continue building its leadership position in the collaborative commerce market. However, the uncertainty in the traditional enterprise application market, challenges of entering new markets, diversity in global economic conditions, and strong competitive forces could reduce the growth in the Company's revenue. These uncertainties have made forward-looking projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth, if any, that will be achieved or that the Company's financial condition, results of operations, and market price of the Company's common stock will not continue to be adversely affected by unfavorable factors.

     Statements of Operations. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           APRIL 30,       APRIL 30,
                                                         -------------   -------------
                                                         1999    2000    1999    2000
                                                         -----   -----   -----   -----
Revenue:
  License fees.........................................   29.0%   35.4%   30.1%   35.7%
  Services.............................................   71.0    64.6    69.9    64.3
                                                         -----   -----   -----   -----
          Total revenue................................  100.0   100.0   100.0   100.0
Costs and expenses:
  Cost of license fees.................................    3.2     6.1     2.8     5.8
  Cost of services.....................................   46.0    39.9    45.3    39.0
  Sales and marketing..................................   36.1    39.7    33.6    37.4
  General and administrative...........................   11.0    10.9    11.0    10.4
  Research and development.............................   12.5    12.5    11.4    12.6
  Amortization of acquired software and other acquired
     intangibles.......................................    0.1     2.7     0.1     2.7
  Acquired in-process research and development.........    0.9      --     0.4      --
                                                         -----   -----   -----   -----
          Total costs and expenses.....................  109.8   111.8   104.6   107.9
Operating loss.........................................   (9.8)  (11.8)   (4.6)   (7.9)
Other income, net......................................    2.7    10.2     2.4     7.1
                                                         -----   -----   -----   -----
Loss before income taxes...............................   (7.1)   (1.6)   (2.2)   (0.8)
  Benefit from income taxes............................   (2.6)   (0.6)   (0.8)   (0.3)
                                                         -----   -----   -----   -----
Net loss...............................................   (4.5)%  (1.0)%  (1.4)%  (0.5)%
                                                         =====   =====   =====   =====
Gross margin on license fee revenue....................   89.0%   82.7%   90.7%   83.6%
Gross margin on services revenue.......................   35.1%   38.3%   35.1%   39.3%

     Total Revenue. Total revenue of $231.0 million remained essentially flat for the quarter ended April 30, 2000 compared to $231.6 million for the quarter ended April 30, 1999. The revenue mix between license fees and services was 35% and 65%, respectively, for the second quarter of fiscal 2000 compared to 29% and 71%, respectively, for the same quarter last year. For the first six months of fiscal 2000, total revenue grew by 2% to $462.8 million from $454.5 million for the same period in fiscal 1999. The revenue mix between license fees and services was 36% and 64%, respectively, for the first six months of fiscal 2000 compared to 30% and 70%, respectively, for the first six months of fiscal 1999. For the quarter and six-month period ended April 30, 2000 compared to the same periods in fiscal 1999, license fees increased 22% and 21%, respectively, offset by a 9% and 6% respective decrease in services revenue due to slowing software licensing activity during fiscal 1999. The significant change in revenue mix was primarily due to the impact on services revenue caused by the earlier slowing in license transactions during fiscal 1999, coupled with the growth in license fee revenue in the second quarter and six-month period ended April 30, 2000 driven in part by the Company's ability to offer a broad supply chain solution, including products such as those from Numetrix, Ariba, and Siebel.

     The geographic areas defined as the United States, EMEA, and the rest of the world accounted for 61%, 23%, and 16% of total revenue, respectively, for the quarter ended April 30, 2000. Comparatively, for the second quarter of fiscal 1999, the United States, EMEA, and the rest of the world accounted for 63%, 24%, and 13% of total revenue, respectively. The geographic breakdown of total revenue for the six-month periods was 63%, 21%, and 16% for the United States, EMEA, and the rest of the world, respectively, in fiscal 2000 and 62%, 24%, and 14% for the United States, EMEA, and the rest of the world, respectively, in fiscal 1999. Geographically, the overall revenue growth in the second quarter and first six months of fiscal 2000 compared to the same periods last year was led by sales performance in certain countries included in rest of the world.

     License Fees. License fee revenue grew by 22% to $81.7 million for the quarter ended April 30, 2000 from $67.2 million for the quarter ended April 30, 1999. License fee revenue increased by 21% to $165.0 million for the six-month period ended April 30, 2000 from $136.8 million for the six-month period ended April 30, 1999. The license fee growth was primarily the result of license revenue from products through reseller arrangements. Additionally, a significant amount of business was generated from the Company's installed base of customers. The percentage of revenue from new customers increased to 49% in the second quarter of fiscal year 2000 compared to 46% in the second quarter of fiscal 1999 while decreasing to 41% for the six-month period ended April 30, 2000 compared to 52% for the six-month period ended April 30, 1999. The overall average transaction size increased compared to the same periods in fiscal 1999. While there were fewer total license transactions during the second quarter and six-month period ended April 30, 2000, there were a greater number of license transactions over $500,000 compared to the same periods last year. The mix of revenue from new and existing customers varies from quarter to quarter, and future growth is dependent on the Company's ability to both retain its installed base and add new customers. There can be no assurance that the Company's license fee growth, results of operations, and financial condition will not be adversely affected in future periods as a result of the Company's restructuring plan announced in May 2000, downturns in global economic conditions, intensified competitive pressures or that the Company's operational investments for the long-term will be successful.

     The Company expanded the number of its customers by 11% compared to the end of the second quarter last year to over 5,700 at April 30, 2000. Customers have increasingly accepted the OneWorld applications available for the Windows NT and UNIX platforms in addition to the AS/400 platform. In the second quarter of fiscal 2000, 49% of license activity was from customers using the Windows NT or UNIX platforms compared to 33% in the second quarter of the previous year. For the six-month period ended April 30, 2000, 41% of license activity was from customers using the Windows NT or UNIX platforms compared to 30% for the six-month period ended April 30, 1999. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year.

     Services. Services revenue declined by 9% to $149.3 million for the quarter ended April 30, 2000 from $164.4 million for the quarter ended April 30, 1999. For the first six months of fiscal 2000, service revenue declined 6% to $297.7 million from $317.7 million. The Company experienced a decrease in both consulting and training services revenue in the second quarter and six-month period ended April 30, 2000 primarily as a result of the decreased licensing activity during fiscal 1999. Support revenue increased primarily as a result of the Company's growing installed base of customers compared to the same periods last year.

     As a percentage of total revenue, services revenue decreased in the second quarter and six-month period ended April 30, 2000 compared to the same periods in the prior year; however, services revenue as a percentage of total revenue remained higher than license fee revenue. This decline in the services mix was due to growth in license fee revenue coupled with decreased demand for consulting and training services during the second quarter and six-month period ended April 30, 2000. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the number of Company and business partner consultants available to staff engagements, the number of customers referred to alliance partners for consulting and training services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers attending training courses.

     Historically, the Company has been the primary service provider for its customers, either directly or through subcontracted services from its business partners. The subcontracted consulting and training services revenue from business partners decreased 40% for the second quarter and 33% for the six-month period ended April 30, 2000 over the same periods in fiscal 1999. Direct services remained flat in the second quarter and increased 3% for the six-month period ended April 30, 2000 over the same periods in fiscal 1999. The services revenue generated through subcontracted work accounted for 37% of the total consulting and training services revenue for the second quarter and 39% for the six-month period ended April 30, 2000, compared to 49% for both the same periods last year. The overall decrease in demand for services prompted the shift away from subcontracted work and a greater percentage of the services engagements were staffed by internal consultants rather than business partners during the second quarter and six-month period ended April 30, 2000 compared to previous periods.

     The Company is continuing to pursue a strategy of utilizing third-party alliance partners to contract directly with the Company's customers under a referral arrangement for OneWorld implementations and related services. The Company established additional alliances during fiscal 1999 to achieve this objective, and several existing alliance partners began providing significantly more resources to implement OneWorld. However, migration to this services model was slower than originally anticipated. To the extent the Company is successful in establishing this strategy, together with the level of license fee revenue, consulting revenue as a percentage of total revenue is likely to gradually decrease as compared to the historical revenue mix. However, there can be no assurance that the Company will be successful in implementing its strategy.

     Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides related services, including consulting, training, and support. In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 provides additional guidance regarding software revenue recognition and was adopted by the Company at the beginning of the first quarter of fiscal 2000. The adoption of this standard did not have a material impact on its financial condition or results of operations. The AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 during 1999 and 2000, and may issue further additional interpretation related to SOP 97-2 in the future. Additionally, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's first quarter of fiscal 2001. The Company currently anticipates that the adoption of SAB No. 101 will not have a material impact on its consolidated financial statements. There can be no assurance that additional guidance pertaining to revenue recognition will not result in unexpected modifications to the Company's current revenue recognition practices and will not materially adversely impact the Company's future license fee revenue, results of operations, and financial condition.

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

     Cost of License Fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including payments to third parties related to internal projects), documentation, and software delivery expenses. The total dollar amount for the cost of license fees increased 90% to $14.1 million for the quarter ended April 30, 2000 from $7.4 million for the same period last year. The total dollar amount for the cost of license fees increased 113% to $27.0 million for the six-month period ended April 30, 2000 from $12.7 million for the same period last year. The increase for the quarter and six-month period ended April 30, 2000 was primarily due to reseller royalties on software associated with various transactions with either Siebel, Ariba, or Extensity. These royalties may increase in future quarters as a result of transactions involving the sublicensing of products from these third parties.

     Capitalized OneWorld costs were fully amortized during the first quarter of fiscal 2000. Amortization of the capitalized OneWorld costs was $1.0 million for the first six months of fiscal 2000 and $1.3 million and $2.6 million, respectively, for the second quarter and six-month period ended April 30, 1999. The Company capitalized additional software development costs in the second quarter of fiscal 2000 related to major enhancements, new functionality, and localization work in the amount of $3.5 million for internal costs and $5.1 million for external costs. Amortization of the majority of these capitalized costs is expected to begin in the fourth quarter of fiscal 2000. Additional development projects are expected to be capitalized in future periods given certain product development plans of the Company.

     If the Company is successful with certain expanded sales channel initiatives and business alliances, business partner costs in future periods may increase compared to previous periods and gross margins could be reduced. Accordingly, the total dollar amount for the cost of license fees is likely to increase in future periods as compared to the previous fiscal year.

     Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of software development costs and the portion of the Company's software products that are subject to royalty payments. The gross margins in the second quarter and first six months of fiscal 2000 were significantly impacted primarily by the increase in royalty expense. The gross margin on license fee revenue decreased to 83% and 84% for the second quarter and six-month period ended April 30, 2000 from 89% and 91% for the same periods last year as a result of this increase. Due to the third-party royalty arrangements with Siebel, Ariba, and others, the expected increase in capitalized software amortization, as well as possible increases in certain other costs, it is expected that the gross margin on license fee revenue will continue to decline from previous years.

     Cost of Services. Cost of services includes the personnel and related overhead costs for services, including support, training, consulting, and implementation, as well as fees paid to third parties for subcontracted services. Cost of services decreased 14% to $92.1 million for the quarter ended April 30, 2000 from $106.7 million for the quarter ended April 30, 1999. Cost of services decreased 12% to $180.7 million for the six-month period ended April 30, 2000 from $206.1 million for the six-month period ended April 30, 1999. The decrease was primarily due to a smaller portion of services revenue being generated through subcontracted work, a change in the mix of services revenue, and decreased demand for the traditional classroom style training to a more effective and efficient method of internet based training with reduced costs. The gross margin on services revenue increased to 38% and 39% for the second quarter and six-month period ended April 30, 2000 from 35% for both periods in fiscal 1999. Management anticipates that the gross margin on services revenue for the remainder of fiscal 2000 may increase by the end of the fiscal year as a smaller portion of services revenue is generated through subcontracted work, which will decrease the related costs. The extent to which the Company is successful in implementing its strategy of utilizing third parties to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on services revenue in future periods. However, there can be no assurance that the Company will be successful in implementing its strategy.

     Sales and Marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities of the Company, together with advertising and promotion costs. Sales and marketing expense increased 10% to $91.8 million for the quarter ended April 30, 2000 from $83.3 million for the quarter ended April 30, 1999, representing 40% and 36% of total revenue, respectively. Sales and marketing expense increased 13% to $173.0 million for the six-month period ended April 30, 2000 from $152.8 million for the same period in fiscal 1999, representing 37% and 34% of total revenue, respectively. The increase in expense was primarily the result of the higher commissions associated with the growth in software license fee revenue as well as sales incentives during the first six months of fiscal 2000 compared to the same period last year. Internal costs for consulting personnel deployed in order to aid in sales efforts increased compared to the prior year. In addition, the average cost per employee increased in fiscal 2000 due to the competitive market for personnel.

     General and Administrative. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense decreased 1% to $25.2 million for the quarter ended April 30, 2000 from $25.5 million for the quarter ended April 30, 1999, representing 11% of total revenue for both periods. General and administrative expense decreased 4% to $48.2 million for the six-month period ended April 30, 2000 from $49.9 million for the six-month period ended April 30, 1999, representing 10% and 11% of total revenue, respectively. The total dollar amount of expense was slightly lower in the periods ended April 30, 2000 compared to the same periods last year primarily due to cost containment measures, which were reflected in the decrease in certain overhead costs, travel and entertainment, and contract professional services. General and administrative expenses as a percentage of total revenue remained flat primarily due to increased efficiencies within support functions to manage the overall growth in the Company's operations.

     Research and Development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance, documentation, translation, and testing. Research and development expense of $28.7 million for the quarter ended April 30, 2000 decreased by 1% compared to $29.0 million for the quarter ended April 30, 1999, representing 12% and 13% of total revenue, respectively. Research and development expense of $58.1 million for the six-month period ended April 30, 2000 increased by 12% from $51.7 million for the six-month period ended April 30, 1999, representing 13% and 11% of total revenue, respectively. The quarterly decrease was primarily a result of the costs that met software capitalization requirements offset by an increase in headcount and higher salaries due to the competitive market. The increase in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 was due to an increase in headcount and higher salaries due to the competitive market, together with increases in related facilities and computer systems costs necessary to meet product development objectives, offset by the capitalization of software development costs.

     Development resources devoted to major enhancements and new products associated with the Company's OneWorld application suites and integration of those applications with third-party and acquired products resulted in the capitalization of $3.5 million of software development costs in the second quarter associated with internal costs and $5.1 million of software development related payments to third parties. The Company anticipates that costs of certain other development projects will also be capitalized in the future and that research and development expenses will increase in subsequent periods due to personnel additions and salary adjustments resulting from the competitive market for personnel. The Company is continuing its ongoing internal product enhancements in e-business and other areas, as well as its integration of modules, such as sales force automation, advanced planning and scheduling, and e-procurement. Certain of these projects utilize third-party development alliances, such as Siebel, Ariba, and Extensity.

     Amortization of acquired software and other intangibles. Amortization of acquired intangibles resulting from the acquisition of the Company's longstanding business partner serving Australia and New Zealand began in the second quarter of fiscal 2000. Amortization related to the fiscal 1999 acquisitions of Numetrix and The Premisys Corporation continued for the quarter ended April 30, 2000. Amortization amounts related to the software, in-place workforce, customer base, and goodwill were $2.9 million, $807,000, $1.4 million, and $1.2 million, respectively.

     The Numetrix purchase agreement included provisions under which the Company is able to make claims upon funds held in escrow related to certain liabilities, anticipated liabilities, and other representations. In June 2000, the Company notified the escrow agent of such a claim. The amount that may be received from the claim, if any, cannot be reasonably estimated.

     In Process Research and Development. IPR&D expenses were in connection with the acquisitions of Numetrix in June 1999 and The Premisys Corporation in February 1999. IPR&D consists of those products that are not yet proven to be technically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned values were expensed immediately upon the closing dates of the acquisitions. Aggregate IPR&D expenses recorded in the second and third quarters of fiscal 1999 were $2.1 million and $24.0 million, respectively. No such charges have been incurred in fiscal 2000 related to any of the acquisitions.

     The most significant in-process technology was being designed by Numetrix prior to the acquisition to offer an operational-level, planning and scheduling optimization solution targeted at discrete manufacturing industries. As of the valuation date, the beta release was scheduled for September 1999, and the development was estimated to be almost 90% complete. Subsequent to the acquisition, the beta release was postponed until December 1999. Due to concerns surrounding the release of the product around Year 2000, the project schedule was modified for a later release, with additional functionality added to the product specifications. This project continues to progress with a targeted beta release date of July 2000 and general release scheduled in October 2000. A new demand-planning module was being designed by Numetrix to enhance enterprise-wide collaborative forecasting and to address forecast reconciliation. As of the acquisition date, this module was less than 10% complete, and the project is currently under review pending further evaluation and project prioritization by management. Another in-process technology of Numetrix, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. As of the acquisition date, the technology was estimated to be 13% complete. Development of the collaborative enabler technology continues to progress and is expected to be released in the third quarter of fiscal 2001. As of the date of acquisition of The Premisys Corporation, major enhancements of the CustomWorks product were underway. Additionally, The Premisys Corporation and J.D. Edwards began developing an interface between CustomWorks and OneWorld under a Product Alliances Partner Agreement entered into by the two companies in August 1997. Technology acquired in the Company's purchase of The Premisys Corporation is continuing to be fully integrated with OneWorld. The targeted general release date is November 2000. If the Company is unable to complete the in-process development projects within the expected schedule, future revenue and earnings could be materially adversely impacted as management believes supply chain solutions and customer relationship management such as those offered by Numetrix and The Premisys Corporation are integral to its ability to remain competitive in the extended enterprise application market.

     Other Income (Expense). Other income (expense) includes interest income earned on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. During the first six months of fiscal 2000, other income included a one time $17.9 million gain on the sale of an investment in marketable securities and a $5.7 million gain from the sale of product line to BuildNet. Interest income decreased to $3.6 million and $7.6 million for the second quarter and six-month period ended April 30, 2000 from $5.6 million and $11.0 million for the same periods in fiscal 1999, primarily due to lower cash and investment balances throughout the first six months of fiscal 2000. Net foreign exchange transaction losses included in other income and expense totaled $373,000 and $375,000 for the second quarter and six-month period of fiscal 1999, respectively, and a gain of $1.3 million and $800,000 for the second quarter and six-month period of fiscal 2000, respectively. The primary reason for the gains in the first six months of fiscal 2000 is related to the overall weakening of the Euro against the U.S. dollar.

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

     In March 2000, the Company made a $10.0 million strategic minority equity investment in Tradex and, upon Ariba's acquisition of Tradex, the Company's investment converted into 511,000 common shares of Ariba. During April 2000, the Company sold 375,000 shares of Ariba stock resulting in a realized gain of $17.9 million. The fair value of the remaining investment at April 30, 2000 was $10.1 million, and had resulted in a gross unrealized gain of $7.4 million. In December 1999, the Company also invested in Extensity, a time and expense solutions start up company that completed an initial public offering ("IPO") of its common stock in January 2000. This investment was carried at its fair value of $6.1 million as determined by the quoted market price as of April 30, 2000. It is included in short-term marketable securities to reflect management's intention to sell the shares within the next 12 months, subsequent to expiration of a six-month lock-up agreement. Gross unrealized gains of $1.6 million were included as a component of accumulated other comprehensive income. The Company may also invest in other companies in the future. Investments in technology companies, and the internet sector and companies with recent IPOs in particular, are highly volatile. Future results of operations could be adversely affected should the values of these investments decline below the amounts invested by the Company. There is no assurance that the unrealized gains related to the Extensity and Ariba investments will be realized or that other investments and possible future investments that the Company may make will be profitable.

     Other Data Regarding Results of Operations. The impact of acquisition-related charges and certain non-recurring gains on the net loss and net loss per share in fiscal 1999 and 2000 are presented below. This supplemental information does not reflect the Company's results of operations in accordance with generally accepted accounting principles (GAAP), and it is not intended to be superior to or more meaningful than other information presented herein that was prepared in accordance with GAAP.

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    APRIL 30,            APRIL 30,
                                                ------------------   -----------------
                                                  1999      2000      1999      2000
                                                --------   -------   -------   -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  Net loss as reported........................  $(10,400)  $(2,333)  $(6,132)  $(2,485)
  Acquisition-related charges, net of tax.....     1,569     4,027     1,569     7,730
                                                --------   -------   -------   -------
  Net income (loss) excluding
     acquisition-related charges..............    (8,831)    1,694    (4,563)    5,245
Other items, net of tax.......................        --    11,263        --    14,845
                                                --------   -------   -------   -------
Net loss excluding acquisition-related charges
  and other items.............................  $ (8,831)  $(9,569)  $(4,563)  $(9,600)
                                                ========   =======   =======   =======
Diluted EPS, as reported......................  $  (0.10)  $ (0.02)  $ (0.06)  $ (0.02)
Diluted EPS excluding acquisition-related
  charges.....................................  $  (0.08)  $  0.02   $ (0.04)  $  0.05
Diluted EPS excluding acquisition-related
  charges and other items.....................  $  (0.08)  $ (0.09)  $ (0.04)  $ (0.09)

     Acquisition-related charges consisted of $6.4 million gross amortization of acquired intangibles less $2.4 million in related benefit from income tax for the three months ended April 30, 2000. For the first six months of fiscal 2000, amortization of acquired intangibles was $12.3 million less a related benefit from income tax of $4.5 million. For both of the same periods in fiscal 1999, amortization of acquired intangibles was $350,000, in-process research and development was $2.1 million, and the benefit from income tax was $922,000 resulting in the acquisition-related charges, net of tax, shown above.

     Other items consisted of a $17.9 million gross gain resulting from the sale of equity investments less $6.6 million in income taxes for the second quarter of fiscal 2000. For the six-month period ended April 30, 2000, other items consisted of a $5.7 million net gain of the sale of product line to BuildNet, and the $11.3 million net gain resulting from the sale of equity investments.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2000, the Company's principal sources of liquidity consisted of $114.7 million of cash and cash equivalents, $293.3 million of short-term and long-term investments in marketable securities, and a $10.0 million unsecured, revolving line of credit. Included in short-term investments in marketable securities were the Company's equity investments in shares of the common stock of Ariba and Extensity. The investments are classified as available for sale and, accordingly, they were carried at their fair market value as determined by the quoted market price as of April 30, 2000. They were included in short-term marketable securities to reflect management's intention to sell the shares within the next 12 months. Gross unrealized gains of $7.4 million and $1.6 million were included as a component of accumulated other comprehensive income for Ariba and Extensity, respectively. No amounts were outstanding under the line of credit during the six-month periods ended April 30, 2000 or 1999. The Company had working capital of $144.3 million at April 30, 2000 and a current ratio of 1.4 to 1.0. Included in determining such amounts were short-term unearned revenue and customer deposits of $163.9 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which are recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $308.2 million and its current ratio would have been 2.6 to 1.0.

     In June 2000, the Company obtained a formal commitment from a bank for an additional $100.0 million unsecured, revolving line of credit. The primary purpose of this credit facility is for general corporate use and will provide the Company with increased financial flexibility by adding an alternative funding source for potential strategic investments.

     The Company calculates accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of deferred revenue is not included in the computation. Calculated as such, DSO increased to 105 days at April 30, 2000 compared to 99 days at April 30, 1999. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results.

     The Company used $27.6 million in cash for operating activities during the six-month period ended April 30, 2000 compared to $2.1 million during the six-month period ended April 30, 1999. In both periods, the use of cash was primarily due to the Company's operating losses and prepaid royalties made on certain reseller agreements reflected in other current assets.

     The Company generated $3.1 million in cash from investing activities for the six-month period ended April 30, 2000 compared to using $85.8 million for the six-month period ended April 30, 1999. The increase from the prior year was primarily the result of less investments in marketable securities together with the proceeds from the sale of 375,000 shares of Ariba common stock. This was somewhat offset by the capitalization of development costs during the six-month period ended April 30, 2000 in the amount of $8.6 million.

     Financing activities provided $28.9 million in cash from exercises of common stock options and the Employee Stock Purchase Plan (ESPP) for the six-month period ended April 30, 2000 compared to

$21.1 million in the comparable period in 1999. The Company issued a total of
3.6 million shares of common stock during the first six months of fiscal 2000. The Company did not have other significant financing activities for the first six months of fiscal 2000 or during the same period last year.

     The Company has also used a portion of its cash and investments balances to acquire other companies. Most recently, a net cash payment of $10.2 million was made in the acquisition of the Company's business partner serving Australia and New Zealand in March 2000. The Company acquired The Premisys Corporation in February 1999 for a net cash payment of $4.3 million and shares of J.D. Edwards' common stock valued at $3.2 million. Net cash payments totaled $93.2 million for the Numetrix acquisition during the third quarter of fiscal 1999. The Numetrix purchase agreement included provisions under which the Company is able to make claims upon funds held in escrow related to certain liabilities, anticipated liabilities, and other representations for a one year period. In June 2000, the Company notified the escrow agent of such claims. The amount that may be received from the claim, if any, cannot be reasonably estimated.

     During the period from December 1999 to March 2000, the Company entered into equity instrument contracts in accordance with a share repurchase plan authorized by the Company's Board of Directors to repurchase up to eight million shares of the Company's common stock. At April 30, 2000, the Company held forward contracts requiring the purchase of 3.2 million shares of its common stock at an average cost of $32.08 per share. Additionally, the Company had outstanding put obligations and call options for 2.0 million shares of its common stock at average exercise prices of $37.23 and $51.07 per share, respectively. Forward purchase contracts require a full physical settlement and the aggregate redemption cost of $115.4 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. The outstanding put obligations permit net share settlement at the Company's option and, therefore, do not result in a liability on the balance sheet. The equity instruments are exercisable by the Company only at their dates of expiration, which range from September 2000 to December 2001. However, the counter-party has the right to require an early settlement based on the market price of J.D. Edwards' common stock as stipulated in the contracts. Under the put obligations, J.D. Edwards is required to collateralize a portion of the value of its outstanding obligation in the event that the market value of the Company's common stock falls below the price stipulated in the contract. On April 30, 2000, a decline in the Company's common stock price had triggered the requirement to collateralize approximately $39.6 million by May 1, 2000. As of June 8, 2000, the collateralized amount was released because the market value of J.D. Edwards' common stock rose above the stipulated contract price.

     On May 18, 2000 and June 2, 2000 the Company was required to settle contracts for the purchase of 363,000 shares and 1.9 million shares, respectively, for a total of $84.1 million in cash primarily as a result of the decline in the price of the Company's common stock to a value below that stipulated in the contracts. The repurchased shares will be used to fund future issuances of stock under the stock option plan and ESPP, including an upcoming ESPP purchase on June 30, 2000. At June 8, 2000, the Company had forward purchase contracts remaining for 2.9 million shares of its common stock requiring a full physical settlement with an aggregate redemption cost of $102.5 million.

     The equity instruments did not have an effect on EPS for the second quarter or six-month period ended April 30, 2000 as their inclusion would be anti-dilutive; however, should the dilutive effect of the common stock equivalents be presented and the market price of the Company's common stock price falls below the exercise price of the put obligations, such contracts will increase the number of diluted shares outstanding.

     The Company leases its corporate headquarters office buildings that were constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks have collectively financed up to $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion, provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At April 30, 2000, investments totaling $123.3 million were designated as collateral for these leases.

     Management believes its cash and cash equivalents balance, short-term and long-term investments, funds generated from operations, and amounts available under existing credit facilities will be sufficient to meet its cash needs for at least the next 12 months. The Company may use a portion of its short-term and long-term investments to make strategic investments in other companies, acquire businesses, products, or technologies that are complementary to those of the Company or to settle equity contracts to acquire common stock in the future. There can be no assurance, however, that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case the Company may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution to the Company's stockholders.

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

     Additionally, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101 provides further interpretive guidance for public companies and will be effective for the Company's first quarter of fiscal 2001. Management anticipates that the adoption of SAB No. 101 will not have a material impact on the Company's financial condition or results of operations and that it will not have a significant impact on its current licensing or revenue recognition practices.

     On March 16, 2000, the Emerging Issues Task Force (EITF) reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). EITF 00-7 requires that equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings. EITF 00-7 is effective for all contracts entered into after March 16, 2000, allowing until December 31, 2000 to amend contracts existing before that date.

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

     We continue to experience significant seasonality with respect to software license revenues. We recognize a disproportionately greater amount of revenue for any fiscal year in our fourth quarter and an even greater proportion of net income in the fourth quarter. As a result of this and our relatively fixed operating expenses, our operating margins tend to be significantly higher in the fourth fiscal quarter than other quarters. We believe this seasonality is primarily the result of the efforts of our direct sales force to meet or exceed fiscal year-end quotas and the tendency of certain of our customers to finalize license contracts at or near our fiscal year end. Because revenue, operating margins, and net income are greater in the fourth quarter, any shortfall in revenue, particularly license fee revenue in the fourth quarter, would have a disproportionately large adverse effect on our operating results for the fiscal year. Additionally, our revenue and net income in the second quarter is historically lower than in the preceding fourth quarter. Our first fiscal quarter revenue also slows during the holiday season in November and December.

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

     Our Recent Expansion into New Business Areas and Partnerships Is Uncertain and may not Be Successful. We have recently expanded our technology into a number of new business areas to foster our long-term growth, including the areas of electronic commerce, on-line business services, and Internet computing. In addition, we entered into and invested in a number of strategic partnership relationships in these same areas, including those with Siebel, Ariba, Extensity, and others. These areas are relatively new to both our product development and sales and marketing personnel. There can be no assurance that we will compete effectively or generate significant revenues in these new areas or that we will be able to provide a product offering that will satisfy new customer demands in these areas. The success of Internet computing and, in particular, our current Internet product offering is difficult to predict because Internet computing represents technology that is new to the entire computer industry. Additionally, if we are unable to effectively provide a product offering or sell the products we have developed through or with our partners, we could lose a significant amount of the investment we have made in such strategic partnerships. If our expansion into these new business areas or our relationships with our partners is not successful, our business, revenues, and stock price would be materially impacted.

     The Enterprise Software Industry is Highly Competitive, and We may Be Unable to Successfully Compete. We compete in the enterprise software solutions market. This market is highly competitive, subject to rapid technological change, and significantly affected by new products. Our products are designed and marketed for the AS/400 and the NT and UNIX platforms. We compete for customers with a large number of independent software vendors including:

     - companies offering other products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft, Oracle Corporation, and PeopleSoft, Inc.

     - companies offering other products on the AS/400 platform, such as Mapics, Inc., and Infinium Software, Inc.

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

     Some of our competitors, SAP and Oracle in particular, have significantly greater financial, technical, marketing, and other resources than we do. In addition, they have wider name recognition and a larger installed customer base. In contrast, we entered the NT and UNIX markets only three years ago. SAP, Oracle, and PeopleSoft have significantly more experience and name recognition with NT and UNIX implementations and platforms and have more reference accounts than we have in these markets. They also have substantially more customers than we have in the NT and UNIX markets. Additionally, several of our competitors have well-established relationships with our current or potential customers. These established relationships might prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors also have announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. There can be no assurances that we can successfully compete against any of these other software providers. Further, several of our competitors regularly and significantly discount prices on their products. If our competitors continue to discount or increase the frequency of their discounts, we may be required to increasingly discount our products. This could have a material adverse effect on our operating margins.

     We continue to rely on a number of firms that provide systems consulting, systems integration, services implementation, and customer support services and that recommend our products during the evaluation stage by potential customers. A number of our competitors have better established relationships with such firms, and as a result, these firms may be more likely to recommend our competitors' products over our products. It is also possible that these third parties will market software products that compete with our products in the future. If we are unable to maintain or increase our relationships with the third parties that recommend, implement, or support our software, our revenue may be materially impacted.

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

     Our International Operations and Sales Subject Us to Various Risks Associated with Growth Outside the United States. We market and license our products in the United States and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 46 international sales offices located throughout Canada, Europe, Asia, Latin America, and Africa. We intend to continue to expand our international operations and enter additional markets outside of the U.S. This expansion will require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization, and marketing of our products for international customers, and the development of relationships with international service providers. If revenue generated is not adequate to offset the expense of expanding foreign operations, our business could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

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

     Due to the volatile economic conditions in international markets particularly in Asia where recovery from the 1999 economic crisis is still in process, the Company continues to closely monitor any investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company has incurred operating losses in Asia and Germany. As a result, Asia and Germany were, and will continue to be, significantly affected by the Company's strategic restructuring in May 2000, with approximately one-third of the workforce in Asia eliminated, approximately one-fourth of the workforce in Germany eliminated, the planned sale of businesses in China and Malaysia, and the closure and downsizing of offices in Japan. Consistent with its historical results, the Company expects that during the remainder of fiscal 2000 it will continue to recognize a relatively small percentage of its revenue from Asia and Germany as well as the other specific geographic areas that are currently being impacted by adverse economic conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in certain international areas have had and may continue to have a material negative impact on its future financial condition and results of operations.

     A significant portion of our revenue is received in currencies other than United States dollars, and as a result we are subject to risks associated with foreign exchange rate fluctuations. We use a foreign exchange hedging program to limit our exposure risk. Included in other income were net foreign exchange transaction of $373,000 and $375,000 for the second quarter and six-month period of fiscal 1999, respectively, and gains of $1.3 million and $800,000 for the second quarter and six-month period of fiscal 2000, respectively.

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

     The Company's Stock Price is Volatile and there is a Risk of Litigation. The trading price of J.D. Edwards & Company common stock has, in the past, and may, in the future, be subject to wide fluctuations in response to factors including, but not limited to, the following:

     - revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community

     - announcements of technological innovations by the Company or its competitors

     - new products or the acquisition of significant customers by the Company or its competitors

     - developments with respect to patents, copyrights or other proprietary rights of the Company or its competitors

     - changes in recommendations or financial estimates by securities analysts

     - the announcement of acquisitions or other significant transactions by the Company or its competitors

     - changes in management

     - conditions and trends in the software industry generally, and

     - general market conditions and other factors.

     Fluctuation in the price of the Company's common stock may expose the Company to the risk of securities class action lawsuits. As a result of the declines in the price of its common stock during fiscal 1999, one such lawsuit was filed against J.D. Edwards & Company. Although the Company believes this lawsuit is without merit, defending against it could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of this lawsuit could subject the Company to significant liability. The Company cannot be assured that there will not be additional lawsuits in the future.

     Workforce Restructuring. The Company recently undertook a restructuring involving, among other things, the reduction of its workforce by approximately 800 employees worldwide. These reductions could result in a temporary lack of focus and reduced productivity by the Company's remaining employees, including those directly responsible for revenue generation, which in turn may affect Company revenues in a future quarter. In addition, prospects or customers may decide to delay or not to purchase the Company's products due to the perceived uncertainty caused by the Company's restructuring. There can be no assurances that the Company will not reduce or otherwise adjust its workforce again in the future or that the related transition issues associated with such a reduction will not be incurred again in the future. In addition, employees directly affected by the reduction may seek future employment with the Company's business partners, customers, or even its competitors. Although all employees are required to sign a confidentiality agreement with the Company at the time of hire, there can be no assurances that the confidential nature of certain proprietary Company information will be maintained in the course of such future employment. Further, the Company believes that its future success will depend in large part upon its ability to attract, train, and retain highly skilled managerial, sales and marketing personnel. There can be no assurances that the Company will not have difficulty attracting skilled employees as a result of a perceived risk of future workforce reductions. Additionally, employment candidates may demand greater incentives in connection with employment by the Company. The Company may grant large numbers of options or other stock-based awards to attract and retain personnel, which could be highly dilutive to Company stockholders. Further, the failure to attract, train, retain, and effectively manage employees could increase the Company's costs, hurt the Company's development and sales efforts and cause a degradation in the quality of the Company's customer service.

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

     Foreign Currency Exchange Rates. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the second quarter and first six months of fiscal 2000, 39%, and 37%, respectively, of the Company's total revenue was generated from its international operations, and 29% of the Company's consolidated net assets related to its foreign operations as of April 30, 2000. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly owned subsidiaries in Europe, Africa, Asia, Canada, and Latin America. These foreign subsidiaries use the local currency or, more recently, the euro as their functional currency as revenue is generated and expenses are incurred in such currencies.

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

     The Company prepared sensitivity analyses of its exposures from foreign net asset and forward foreign exchange contracts as of April 30, 2000, and its exposure from anticipated foreign revenue during the remainder of fiscal 2000 to assess the impact of hypothetical changes in foreign currency rates. The Company's analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At April 30, 2000, there was not a material charge in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1999. Based upon the results of these analyses, a 10% adverse change in foreign exchange rates from the April 30, 2000 rates would not result in a material impact to the Company's results of operations, cash flows, or financial condition for a future quarter and the full fiscal year ending October 31, 2000.

     Interest Rates. Investments, including cash equivalents, consist of U.S., state, and municipal bonds, as well as domestic corporate bonds, with maturities of up to 30 months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, accordingly, are carried at amortized cost. In May and June 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts. As a result, the Company's entire held to maturity portfolio was reclassified to available for sale. Beginning in the third quarter of fiscal 2000, the company will reflect all investments in marketable securities at fair value, and unrealized gains or losses will be included, net of tax, as a component of accumulated other comprehensive income. Additionally, the Company has lease obligations calculated as a return on the lessor's costs of funding based on LIBOR and adjusted from time to time to reflect any changes in the Company's leverage ratio. Changes in interest rates could impact the Company's anticipated interest income and lease obligations or could impact the fair market value of its investments.

     The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment and borrowing levels for fiscal 2000 to assess the impact of hypothetical changes in interest rates. At April 30, 2000, there was not a material charge in the sources or the estimated effects of interest rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1999. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the April 30, 2000 rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2000.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action and a consolidated amended complaint was filed on March 21, 2000. On May 9, 2000 the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has not yet scheduled a hearing on the motion to dismiss.

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

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on March 29, 2000. At the Annual Meeting, stockholders voted on the following two matters: (1) the election of Class III directors for a term of three years, expiring in 2003; and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants. The stockholders elected management's nominees as Class III directors in an uncontested election and ratified the appointment of the independent accountants by the following votes:

     (1) Election of Class III directors for a term expiring in 2003:

                                          Votes For    Votes Withheld
Michael J. Maples                         92,438,266      264,784
C. Edward McVaney                         92,472,676      230,374
Trygve E. Myhren                          92,442,948      260,102

     The Company's Board of Directors is currently comprised of eight members who are divided into three classes with overlapping three-year terms. The term for Class I directors (Gerald Harrison and Delwin D. Hock) will expire at the annual meeting of stockholders to be held in 2001, and the term for Class II directors (Richard E. Allen, Harry T. Lewis, Jr. and Robert C. Newman) will expire at the annual meeting of stockholders to be held in 2002. Douglas Massingill, the third Class I director, resigned from his position on the board of directors of the Company in April 2000. The vacancy created by Mr. Massingill's resignation has not been filled.

     (2) Ratification of the appointment of PricewaterhouseCoopers LLP as independent accounts:

Votes For    Votes Against   Abstentions
92,456,530      168,952        77,568

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         On April 14, 2000, the Company filed a Current Report on Form 8-K reporting that Douglas Massingill resigned as President, Chief Executive Officer and Director of J.D. Edwards & Company. The Company's board of directors reappointed founder C. Edward McVaney to President and Chief Executive Officer. Mr. McVaney will also remain as Chairman of the Board of Directors.

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

Dated: June 12, 2000

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

Dated: June 12, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial Data Schedule