Form 10-Q
period 2000-07-31
EDWARDS J D & CO
filed 2000-09-13
CIK 798757

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of September 6, 2000, there were 111,829,953 shares of the Registrant's Common Stock outstanding.

================================================================================

                             J.D. EDWARDS & COMPANY

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                                NO.
                                                                                                               ----
         PART I            FINANCIAL INFORMATION

           Item 1.         Consolidated Balance Sheets as of October 31, 1999 and July 31, 2000..............    3
                           Consolidated Statements of Operations for the Three Months and Nine Months Ended
                             Ended July 31, 1999 and 2000....................................................    4
                           Consolidated Statements of Cash Flows for the Nine Months Ended
                             July 31, 1999 and 2000..........................................................    5
                           Notes to Consolidated Financial Statements........................................    6
           Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                             of Operations...................................................................   12
           Item 3.         Quantitative and Qualitative Disclosure About Market Risk.........................   29

         PART II           OTHER INFORMATION

           Item 1.         Legal Proceedings................................................................    30
           Item 2.         Changes in Securities and Use of Proceeds........................................    30
           Item 3.         Defaults upon Senior Securities..................................................    30
           Item 4.         Submission of Matters to a Vote of Security Holders..............................    30
           Item 5.         Other Information................................................................    30
           Item 6.         Exhibits and Reports on Form 8-K.................................................    30

         SIGNATURES

J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product and service names used are trademarks or registered trademarks of their respective owners.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        OCTOBER 31,    JULY 31,
                                                                           1999          2000
                                                                        -----------    ---------
                               ASSETS
Current assets:
  Cash and cash equivalents .........................................   $   113,341    $ 112,273
  Short-term investments in marketable securities ...................        62,546       46,322
  Accounts receivable, net of allowance for doubtful accounts of
     $12,000 at October 31, 1999 and $13,000 at July 31, 2000 .......       236,216      258,944
  Other current assets ..............................................        34,936       74,342
                                                                        -----------    ---------
          Total current assets ......................................       447,039      491,881
Long-term investments in marketable securities ......................       246,564      161,973
Property and equipment, net .........................................        86,332       89,557
Non-current portion of deferred income taxes ........................        82,572      125,081
Other assets, net ...................................................        78,021       87,219
                                                                        -----------    ---------
                                                                        $   940,528    $ 955,711
                                                                        ===========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................   $    46,004    $  41,351
  Unearned revenue and customer deposits ............................       114,865      149,582
  Accrued liabilities ...............................................       162,635      187,737
                                                                        -----------    ---------
          Total current liabilities .................................       323,504      378,670
Unearned revenue, net of current portion, and other .................        24,304       21,751
                                                                        -----------    ---------
          Total liabilities .........................................       347,808      400,421
Commitments and contingencies (Note 9)
Common shares subject to repurchase, at redemption amount ...........            --       93,682
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
    none outstanding ................................................            --           --
  Common stock, $.001 par value; 300,000,000 shares authorized;
    107,109,494 and 111,784,024 issued and outstanding as of
    October 31, 1999 and July 31, 2000, respectively ................           107          112
  Additional paid-in capital ........................................       456,387      408,127
 Treasury stock, at cost; 1,743,468 shares as of July 31, 2000 ......            --      (64,721)
 Deferred compensation ..............................................          (283)        (135)
 Retained earnings ..................................................       138,100      113,012
 Accumulated other comprehensive income (loss): unrealized
  gains (losses) on equity securities and foreign currency
  translation adjustments, net ......................................        (1,591)       5,213
                                                                        -----------    ---------
          Total stockholders' equity ................................       592,720      461,608
                                                                        -----------    ---------
                                                                        $   940,528    $ 955,711
                                                                        ===========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       JULY 31,                 JULY 31,
                                                               ----------------------    ----------------------
                                                                 1999         2000         1999         2000
                                                               ---------    ---------    ---------    ---------
Revenue:
  License fees .............................................   $  74,949    $ 116,675    $ 211,752    $ 281,704
  Services .................................................     157,120      144,441      474,845      442,167
                                                               ---------    ---------    ---------    ---------
          Total revenue ....................................     232,069      261,116      686,597      723,871
Costs and expenses:
  Cost of license fees .....................................       7,505       15,457       20,217       42,483
  Cost of services .........................................     101,778       96,319      307,845      277,029
  Sales and marketing ......................................      89,198       94,222      241,958      267,257
  General and administrative ...............................      21,233       25,319       71,109       73,471
  Research and development .................................      27,096       28,787       78,807       86,879
  Amortization of acquired software and other acquired
    intangibles ............................................       3,234        6,470        3,584       18,740
  Acquired in-process research and development .............      24,000           --       26,141           --
  Restructuring and related charges ........................          --       30,113           --       30,113
                                                               ---------    ---------    ---------    ---------
          Total costs and expenses .........................     274,044      296,687      749,661      795,972

Operating loss .............................................     (41,975)     (35,571)     (63,064)     (72,101)

Other income (expense):
  Interest income ..........................................       4,485        3,745       15,441       11,320
  Gains on sales of equity investments and product line ....          --        1,018           --       24,582
  Foreign currency gains (losses) and other, net ...........      (1,148)      (1,177)        (748)         270
                                                               ---------    ---------    ---------    ---------
Loss before income taxes ...................................     (38,638)     (31,985)     (48,371)     (35,929)
  Benefit from income taxes ................................      (5,416)      (9,382)      (9,017)     (10,841)
                                                               ---------    ---------    ---------    ---------
Net loss ...................................................   $ (33,222)   $ (22,603)   $ (39,354)   $ (25,088)
                                                               =========    =========    =========    =========

Net loss per common share:
  Basic ....................................................   $   (0.31)   $   (0.21)   $   (0.38)   $   (0.23)
                                                               =========    =========    =========    =========
  Diluted ..................................................   $   (0.31)   $   (0.21)   $   (0.38)   $   (0.23)
                                                               =========    =========    =========    =========
Shares used in computing per share amounts:
  Basic ....................................................     106,181      110,024      104,875      109,145
  Diluted ..................................................     106,181      110,024      104,875      109,145


         The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                               JULY 31,
                                                                        ----------------------
                                                                          1999         2000
                                                                        ---------    ---------
Operating activities:
Net loss ............................................................   $ (39,354)   $ (25,088)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation ......................................................      18,104       22,369
  Amortization of intangible assets and securities premiums
    or discounts ....................................................      10,508       21,726
  Gain on sale of product line ......................................          --       (5,686)
  Gain on sale of investments .......................................          --      (18,896)
  Benefit from deferred income taxes ................................      (7,898)     (17,000)
  Acquired in-process research and development ......................      26,141           --
  Other .............................................................       2,339        5,889
Changes in operating assets and liabilities:
  Accounts receivable, net ..........................................      12,743      (23,312)
  Other assets ......................................................     (15,167)     (40,688)
  Accounts payable ..................................................     (21,057)      (4,535)
  Unearned revenue and customer deposits ............................      (1,129)      27,749
  Accrued liabilities ...............................................      (9,748)      26,128
                                                                        ---------    ---------
          Net cash used by operating activities .....................     (24,518)     (31,344)
Investing activities:
  Purchase of marketable securities .................................    (229,411)     (58,604)
  Proceeds from maturities of marketable securities .................     263,920      179,193
  Purchase of investments ...........................................          --      (14,500)
  Proceeds from sale of investments .................................          --       26,434
  Purchase of property and equipment and other, net .................     (42,196)     (27,753)
  Payment for purchase of acquired companies, net of cash
   acquired .........................................................     (98,904)     (10,151)
  Capitalized software development costs ............................          --      (17,144)
                                                                        ---------    ---------
          Net cash provided by (used for) investing activities ......    (106,591)      77,475
Financing activities:
  Proceeds from issuance of common stock ............................      29,971       39,980
  Repurchase of common stock ........................................          --      (84,104)
                                                                        ---------    ---------
          Net cash provided by financing activities .................      29,971      (44,124)

Effect of exchange rate changes on cash .............................      (3,526)      (3,075)
                                                                        ---------    ---------

Net decrease in cash and cash equivalents ...........................    (104,664)      (1,068)
Cash and cash equivalents at beginning of period ....................     183,115      113,341
                                                                        ---------    ---------
Cash and cash equivalents at end of period ..........................   $  78,451    $ 112,273
                                                                        =========    =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Income taxes paid .................................................   $  13,781    $   3,671
  Retirement Savings Plan contribution funded with
    common stock ....................................................       4,694        2,782
  Common stock issued for acquired company ..........................       3,166           --

         The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. The results for the nine-month period ended July 31, 2000 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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

(2) EARNINGS PER COMMON SHARE

    Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and certain equity instruments. For periods in which the Company reports net income, the weighted average shares outstanding is adjusted to include all common shares issuable under stock options using the treasury stock method and the dilutive impact of any put obligations that are below the current market price using the reverse treasury stock method. Diluted loss per share for the fiscal 1999 and fiscal 2000 periods exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted average common stock equivalents for third quarter and the nine-month period ended 1999 were 5.4 million shares and 6.4 million shares, respectively, and 3.0 million shares and 5.4 million shares for the third quarter and the nine-month period ended July 31, 2000, respectively. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding for all periods.

    The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                       JULY 31,                  JULY 31,
                                                                               -----------------------   -----------------------
                                                                                 1999          2000         1999         2000
                                                                               ---------    ----------   ----------   ----------
              Numerator:
                Net loss...................................................    $ (33,222)   $ (22,603)   $  (39,354)  $  (25,088)
                                                                               =========    ==========   ==========   ==========
              Denominator:
                Basic loss per share -- weighted average shares
                   outstanding (1).........................................      106,181       110,024      104,875      109,145
                Dilutive effect of common stock equivalents................           --            --           --           --
                                                                               ---------    ----------   ----------   ----------
                Diluted net loss per share -- adjusted weighted
                   average shares outstanding, assuming conversion of
                   common stock equivalents................................      106,181       110,024      104,875      109,145
                                                                               =========    ==========   ==========   ==========
              Basic net loss per share.....................................    $   (0.31)   $    (0.21)  $    (0.38)  $    (0.23)
                                                                               =========    ==========   ==========   ==========
              Diluted net loss per share...................................    $   (0.31)   $    (0.21)  $    (0.38)  $    (0.23)
                                                                               =========    ==========   ==========   ==========

    (1) Reflected net of the treasury shares acquired during the third quarter of fiscal 2000.

(3) CERTAIN BALANCE SHEET COMPONENTS

    Other Current Assets. Other current assets increased from October 31, 1999 as a result of prepayments made and contractual obligations for software licenses and royalties in accordance with certain strategic agreements. The components of other current assets were as follows (in thousands):

                                                               OCTOBER 31,        JULY 31,
                                                                  1999             2000
                                                               -----------       ---------
           Prepaid expenses................................     $  13,305        $  31,270
           Other current assets............................        21,631           43,072
                                                                ---------        ---------
                                                                $  34,936        $  74,342
                                                                =========        =========

    Common Shares Subject to Repurchase. In August 1999, the Company's board of directors authorized the repurchase up to eight million shares of the Company's common stock. This stock repurchase plan was designed to partially offset the effects of share issuances under the Company's stock option plans and Employee Stock Purchase Plans (ESPP). The number of shares to be purchased and the timing of purchases is based on several factors, including the level of stock issuances under the stock plans, the price of J.D. Edwards' stock, general market conditions, and other factors. The stock repurchases may be effected at management's discretion through forward purchases, put and call transactions, or open market purchases. During the period from December 1999 to March 2000 the Company entered into equity derivative contracts for the purchase of 5.2 million common shares in accordance with this share repurchase plan.

    On March 16, 2000, the Emerging Issues Task Force (EITF) reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). EITF 00-7 required that equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings. On July 20, 2000, the EITF reached a tentative conclusion on Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" (EITF 00-19). EITF 00-19 addresses questions that have arisen due to the application of EITF 00-7 and sets forth a tentative model that could be used to determine whether equity derivative contracts could be recorded as equity. Under the tentative transition provisions of EITF 00-19, all contracts existing prior to the date of the as yet unissued final consensus are grandfathered until June 30, 2001 with cumulative catch-up adjustment to be recorded at that time. The Company currently has outstanding equity derivative contracts that may remain unsettled at June 30, 2001 and, therefore, may require a cumulative catch-up adjustment at that time. The Company is currently unable to determine the amount of the cumulative catch-up adjustment, if any. In addition, until a final consensus is reached on EITF 00-19, the Company is unable to determine the impact of EITF's 00-7 and 00-19 on its future equity derivative contracting activities.

    On May 18, 2000, the Company settled two equity repurchase contracts, entered into on March 20, 2000, prior to their maturity dates due in part to the uncertainty about the ultimate resolution of broad implementation issues surrounding the application of EITF 00-7. Settlement of the contracts resulted in the repurchase of 363,000 shares for a total of $14.6 million in cash. On June 2, 2000, the Company was required to settle contracts for the purchase of
1.9 million shares for $69.5 million as a result of the decline in the price of its common stock to a value below the value stipulated in the contracts. Approximately 524,000 of the repurchased shares were reissued to fund the June 30, 2000 ESPP purchase and the approximately 1.7 million remaining shares will be held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for by a first-in, first-out method.

    At July 31, 2000, the Company held forward contracts requiring the purchase at a future date of 2.9 million shares of its common stock at an average cost of $31.43 per share. Forward purchase contracts require a full physical settlement and the aggregate redemption cost of $93.7 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. The equity instruments are exercisable by the Company only at their dates of expiration, which range from September 2000 to September 2001. However, the counter-party has the right to require an early settlement based on the market price of J.D. Edwards' common stock as stipulated in the contracts. Additionally, a decline in the Company's common stock price below the stipulated price in the contracts may trigger the requirement to collateralize the outstanding exposure.

(4) INVESTMENTS IN MARKETABLE SECURITIES

    In May and June 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts. As a result, the Company's entire held to maturity portfolio was reclassified to available for sale. Beginning in the third quarter of fiscal 2000, the Company classified all investments in marketable securities as available for sale as defined in Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments were carried at fair value as determined by their quoted market prices and included as appropriate in either short-term or long-term investments in marketable securities. Unrealized gains or losses were included, net of tax, in stockholders' equity as a component of accumulated other comprehensive income.

    Ariba, Inc. In March 2000, the Company made a $10.0 million minority equity investment in Tradex, Inc. (Tradex), a privately held internet commerce company. Upon the Ariba, Inc. (Ariba) acquisition of Tradex, the Company's investment converted into 511,000 shares of Ariba common stock. During July 2000, the Company sold 10,000 shares of Ariba common stock resulting in a realized gain of $1.0 million, which is shown on the accompanying statement of operations as a component of other income for the quarter ended July 31, 2000. During the nine months ended July 31, 2000, the Company realized gains of $18.9 million from the sales of a total of 385,000 shares of Ariba common stock, shown on the accompanying statement of operations as a component of other income. The investment had a fair value at July 31, 2000 of $14.6 million and a gross unrealized gain of $12.1 million.

    Extensity, Inc. In December 1999, the Company made a minority equity investment in convertible preferred shares of Extensity, Inc. (Extensity), an e-business time and expense solutions company. In January 2000, Extensity completed an initial public offering of its common stock, at which time the preferred stock of Extensity held by the Company converted automatically into common stock. It is included in short-term marketable securities to reflect management's intention to sell the shares within the next 12 months, subsequent to expiration of a six-month lock-up agreement. The investment had a fair value at July 31, 2000 of $8.1 million and a gross unrealized gain of $3.6 million.

    Other Investments in Marketable Securities. The Company holds certain other investments in marketable securities consisting of U.S., state, and municipal bonds, as well as domestic corporate bonds, with maturities of up to 30 months. The investments had a fair value at July 31, 2000 of $185.6 million and a gross unrealized loss of $1.1 million.

(5) STRATEGIC RESTRUCTURING

     In May 2000, the Board of Directors approved a global restructuring plan to reduce the Company's operating expenses and strengthen both its competitive and financial positions. Overall expense reductions were necessary both to lower the Company's existing cost structure and to reallocate resources to pursue its future operating strategies. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying the Company's approach for providing training alternatives for customers. Restructuring and related charges primarily included severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The Company recorded a $30.1 million restructuring charge during the third quarter ended July 31, 2000, of which $13.0 million consisted of cash payments during the quarter. The majority of the restructuring activity occurred during the third quarter of fiscal 2000 and management expects that remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame. Employee severance and related costs totaled $16.7 million, office closures totaled $12.7 million, and equipment lease buy-outs totaled $647,000. Additionally, the Company recorded a loss of $116,000 on the disposal of redundant computers and office equipment.

     Reduction of Employee Positions. The Company decreased its workforce by a total of 775 employees across essentially all geographic areas and functions of its business. The reduction included administrative, professional, and management positions. Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were suffering and resulting in losses, or where redundancy among positions existed. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. The Company did not incur costs related to the voluntary reductions in workforce and, accordingly, only costs for involuntarily terminated employees are included in the restructuring charge. Severance packages were provided to the 688 employees involuntarily terminated.

     The following tables summarize the number of employee positions eliminated in accordance with the restructuring plan during the quarter ended July 31, 2000 by geographic region and function:

GEOGRAPHIC REGION:                                  FUNCTION:
US...................................    472        Sales and marketing........................     265
Asia Pacific.........................    143        Consulting and technical support...........     208
EMEA.................................     96        Research and development...................     100
Canada and Latin America.............     64         Training services.........................      80
                                        ----        Finance, human resources, legal, and other
   Total.............................    775          general and administrative...............      63
                                        ====        Information technology.....................      33
                                                    Customer support and product delivery......      26
                                                                                                   ----
                                                        Total..................................     775
                                                                                                   ====

     Reduction in Office Space. In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. The Company has closed or consolidated several offices worldwide, including offices in Denver, Colorado, U.S. regional offices, Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters premises, with the remaining moves expected to be completed by April 2001. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed by July 31, 2000.

     Modification in Training Approach. The Company is closing or downsizing several underutilized training facilities in order to modify its training approach. Certain regional facilities, including Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey, and Toronto, Canada are being closed, downsized, or significantly reduced. These closures and reductions are expected to be completed by December 2000.

     Costs. The following tables summarize the components of the restructuring charge, the amounts settled during the quarter, and the remaining accrual as of July 31, 2000 by overall geographic regions (in thousands):

Geographic Region Impact:          Employee                                                                          Total
                                 Severance &                    Operating    Restructuring    Asset Disposal     Restructuring
                                 Termination     Office        Lease Buy-       Costs          Losses and         and Related
                                   Costs(1)     Closures(2)      Outs(3)        Subtotal      Other Costs(4)        Charges
                                 -----------    -----------    ----------    -------------    ---------------    -------------
US ............................  $     8,447    $    10,815    $      597      $  19,859         $     81           $ 19,940
EMEA ..........................        4,155            458            --          4,613               35              4,648
Canada, Asia Pacific, and
  Latin America ...............        4,081          1,394            50          5,525               --              5,525
                                 -----------    -----------    ----------      ---------         --------           --------
Consolidated ..................       16,683         12,667           647         29,997              116             30,113
Cash payments and non-cash
  charges(5) ..................      (12,176)        (1,860)         (223)       (14,259)            (116)           (14,375)
                                 -----------    -----------    ----------      ---------         --------           --------
Accrual balance,
  July 31, 2000 ...............  $     4,507    $    10,807    $      424      $  15,738         $     --           $ 15,738
                                 ===========    ===========    ==========      =========         ========           ========

Notes:

    (1) Employee severance and termination costs are the termination salaries, benefits, stock compensation, outplacement, counseling services, legal costs, and other related costs paid to the employees involuntarily terminated worldwide. All employee terminations occurred during the third quarter fiscal 2000. A limited number of involuntarily terminated employees continued to provide transitional services to the Company (generally 30-60 days from the termination date); salary and benefits earned during the transition period were not included in the restructuring charge.

    (2) Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. All facility closures or consolidations are expected to be completed within a one-year period.

    (3) Operating lease buy-outs and related costs are the actual or estimated costs associated with the early termination of leases for computer equipment, phones, and automobiles that were no longer necessary for operations due to the reduced workforce and facilities.

    (4) The Company wrote-off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures, that were deemed unnecessary due to the reduction in workforce. These assets were taken out of service and disposed of in the quarter ended July 31, 2000.

    (5) The employee severance and termination costs include $1.3 million in non-cash stock compensation. The asset disposal losses and other costs consist of asset write-offs resulting in a non-cash charge of $116,000.

(6) COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income," requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive income or loss is comprised of its net income or loss, unrealized gains or losses on equity securities available for sale, and foreign currency translation adjustments. For the third quarter and nine-month period ended July 31, 1999, the Company had a comprehensive loss of $35.0 million and $41.1 million, respectively. For the third quarter and nine-month ended July 31, 2000, the Company had a comprehensive loss of $19.1 million and $18.3 million, respectively.

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

    At July 31, 2000, the Company had approximately $63.0 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income were net foreign exchange transaction losses of $1.1 million and $1.5 million for the third quarter and nine-month period of fiscal 1999, respectively, a loss of $524,000 for the third quarter of fiscal 2000, and a gain of $238,000 for the nine-month period of fiscal 2000. The primary reason for the net gain in the first nine months of fiscal 2000 is related to the overall strengthening of the U.S. dollar to European currencies.

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

(8) SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting certain information about operating segments in annual and interim financial statements. Operating segments were defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision makers as three key executives - the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            JULY 31,                 JULY 31,
                                                     ----------------------    ----------------------
                                                       1999         2000         1999         2000
                                                     ---------    ---------    ---------    ---------
REVENUES FROM UNAFFILIATED CUSTOMERS:
  United States ..................................   $ 142,437    $ 173,459    $ 424,988    $ 463,869
  Europe, Middle East, and Africa ................      53,521       47,756      162,497      143,955
  Canada, Asia, and Latin America ................      36,111       39,901       99,112      116,047
                                                     ---------    ---------    ---------    ---------
  Consolidated ...................................   $ 232,069    $ 261,116    $ 686,597    $ 723,871
                                                     =========    =========    =========    =========

INCOME (LOSS) FROM OPERATIONS:
  United States ..................................   $ (24,741)   $  (8,801)   $ (54,994)   $ (51,525)
  Europe, Middle East, and Africa ................       7,045       10,675       21,876       20,406
  Canada, Asia, and Latin America ................       2,955         (862)        (221)       7,871
  Acquired IPR&D and amortization of acquired
    intangibles ..................................     (27,234)      (6,470)     (29,725)     (18,740)
  Restructuring and related charges ..............          --      (30,113)          --      (30,113)
                                                     ---------    ---------    ---------    ---------
  Consolidated ...................................   $ (41,975)   $ (35,571)   $ (63,064)   $ (72,101)
                                                     =========    =========    =========    =========


(9) COMMITMENTS AND CONTINGENCIES

    Leases. The Company leases its corporate headquarters office buildings that were constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At July 31, 2000, investments totaling $123.3 million were designated as collateral for these leases. The lease agreement requires that the Company remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. At July 31, 2000, the Company was in compliance with its covenants.

    Litigation. On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action and a consolidated amended complaint was filed on March 21, 2000. On May 9, 2000, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the motion to dismiss for October 6, 2000.

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until the Company's fourth quarter of fiscal 2001. Management anticipates that the adoption of SAB No. 101 will not have a material impact on its current licensing or revenue recognition practices.

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

RESULTS OF OPERATIONS

    Overview. During the quarter ended July 31, 2000, quarterly license fee revenue and total revenue grew by 56% and 13%, respectively, compared to the third quarter of fiscal 1999. The Company's results of operations reflected an operating loss of $35.6 million compared to an operating loss of $42.0 million for the third quarter of fiscal 1999. Included in the operating loss for the third quarter of fiscal 2000 was a restructuring charge of $30.1 million and amortization of acquired intangibles of $6.5 million. Comparatively, the operating loss in the fiscal 1999 third quarter included expenses for acquired in-process research and development (IPR&D) and amortization of acquired intangibles totaling $27.2 million. Excluding restructuring and acquisition-related charges, operating income was $1.0 million for the third quarter of fiscal 2000 compared to an operating loss of $14.7 million for the same quarter of fiscal 1999. The net loss for the third quarter of fiscal 2000 was $22.6 million, or $0.21 per share, in comparison to a net loss of $33.2 million, or $0.31 per share, for the third quarter last year. Excluding all restructuring and acquisition-related charges and the gain on sale of equity investments, net income for the third fiscal 2000 quarter was $2.3 million or $0.02 per share compared to a net loss of $7.2 million, or $.07 per share, for the same quarter last year.

    For the first nine months of fiscal 2000, the Company had an operating loss of $72.1 million compared to an operating loss of $63.1 million for the same period last year. The net loss for the first nine months of fiscal 2000 was $25.1 million, or $0.23 per share, compared to $39.4 million, or $0.38 per share, for the same period last year. Reducing the net loss for the nine-month period ended July 31, 2000 was an $18.9 million gain from the sale of a portion of the Company's investment in certain marketable securities and a $5.7 million gain from a product line sale. Excluding the restructuring charge and acquisition-related charges, the operating loss was $23.2 million for the first nine months of fiscal 2000 compared to an operating loss of $33.3 million for the same period in fiscal 1999. Excluding all restructuring and acquisition-related charges and the gains on equity investments and product line sales, the net loss during the first nine months of fiscal 2000 was $7.3 million, or $.07 per share, compared to a net loss of $11.7 million, or $.11 per share for the same period in fiscal 1999. See "Other Data Regarding Results of Operations" for a reconciliation of the comparable results for the fiscal 2000 and prior year periods.

    The Company completed acquisitions of two privately held companies, Numetrix, Ltd. (Numetrix), and The Premisys Corporation, in fiscal 1999. These investments further extended the Company's supply chain and customer relationship management solutions as well as its ability to compete for business beyond the traditional ERP market. Additionally, in the second quarter of fiscal 2000, the Company completed an acquisition of its longstanding business partner serving Australia and New Zealand, J.D. Edwards New Zealand, Ltd., expanding its reach into the Asia Pacific region. All acquisitions were accounted for as purchases and, accordingly, operating expenses were impacted in fiscal 1999 subsequent to the consummation dates of the acquisitions primarily as a result of IPR&D charges and amortization of acquired intangible assets, as well as other operating expenses.

    While all of the Company's crucial internal information technology systems made a trouble-free transition into the Year 2000, the Company incurred operating losses in fiscal 1999 and the first nine months of fiscal 2000 as a direct result of the Year 2000 issues slowing revenue growth and causing a shift in market focus, together with an expansion of the Company's infrastructure, increased operating expenses, and acquisition-related charges. Revenue growth was negatively affected as a result of companies purchasing enterprise software systems prior to 1999 in anticipation of Year 2000 problems together with a shift in market growth from traditional back office enterprise applications to front office and supply chain solutions. The Company has strategically enhanced its front office, supply chain and customer relationship management solutions through business acquisitions, various strategic relationships and focused development activities, which are expected to position the Company as a leader in collaborative commerce, shifting away from its level of dependence on traditional enterprise software solutions for its future revenue. JD Edwards' OneWorldXe (for extended enterprises) releases in September and October 2000 will include additional enhancements to the collaborative supply chain capabilities, such as production scheduling for discrete manufacturers. Additionally, in the third quarter of fiscal 2000, the Company implemented a restructuring plan directed towards reducing the Company's infrastructure and operating expenses. As a part of the restructuring plan, the Company will realize savings from, among other things, the elimination of 775 employee positions worldwide and a reduction in office space and related overhead expenses. The Company took a $30.1 million restructuring charge in the third quarter related to this restructuring plan. For further details on the restructuring actions, see "Restructuring and Related Charges."

    Since fiscal 1999, the Company has formed strategic relationships through reseller or other types of product rights agreements with organizations whose products enhance the J.D. Edwards' solutions. This allows the Company to manage internal development costs, while at the same time offering its customers a broad spectrum of products and services. Over the past several quarters, the Company has signed reseller agreements with companies including Ariba, Inc. (Ariba), Siebel Systems, Inc. (Siebel), Extensity, Inc. (Extensity). Additionally, the Company has signed agreements with Active Software, Inc. (Active), a provider of eBusiness integration software products, and Netfish Technologies, Inc. (Netfish), a process integration provider. The Active and Netfish agreements represent an investment in their products, currently being embedded into the OneWorld software. The terms of each third-party agreement vary; however, as the Company recognizes license revenue under the reseller provisions in certain of these agreements, a related royalty is charged to cost of license fees. The investments in Active and Netfish were capitalized as software development costs in the third quarter of fiscal 2000 and will be amortized to cost of license fees on a straight-line basis over the estimated lives of the assets once the functionality is integrated and available for general release in the J.D. Edwards product suite. As a result, the gross margin on total license fee revenue has declined and may be reduced further in future periods. For the three and nine-month periods ended fiscal 2000, a limited portion of total license fee revenue was generated from sublicensing products included in these reseller arrangements. There can be no assurance that future license revenue from these reseller arrangements will increase or will be sufficient to cover the Company's investments in these technologies.

    Management believes that its traditional enterprise software along with its strategic product enhancements and partner relationships will generate continued license fee revenue growth followed by services revenue growth in fiscal 2001. Based on current projections, management expects growth in license fee revenue and total revenue, as well as an improvement in operating margins, during the fourth quarter of fiscal 2000 and the fiscal year 2001. However, there can be no assurance that the Company will experience continued revenue growth or a return to net profitability. These forward looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those forecasted. See "Factors Affecting The Company's Business, Operating Results, and Financial Condition" on pages 24 through 28 of this Form 10-Q.

    As discussed above, the Company has actively addressed its future operating plans and is taking the necessary steps, including its restructuring plans, to remain competitive in the future. Management believes these actions taken will allow the Company to continue building its leadership position in the collaborative commerce market. However, the uncertainty in the traditional enterprise application market, challenges of entering new markets, diversity in global economic conditions, and strong competitive forces could reduce or eliminate the growth in the Company's revenue. These uncertainties have made forward-looking projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth, if any, that will be achieved or that the Company's financial condition, results of operations, and market price of the Company's common stock will not continue to be adversely affected by the aforementioned factors.

    Statements of Operations. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                                       THREE MONTHS            NINE MONTHS
                                                                           ENDED                  ENDED
                                                                         JULY 31,                JULY 31,
                                                                  --------------------    --------------------
                                                                    1999        2000        1999        2000
                                                                  --------    --------    --------    --------
              Revenue:
                License fees..................................        32.3%       44.7%       30.8%       38.9%
                Services......................................        67.7        55.3        69.2        61.1
                                                                  --------    --------    --------    --------
                        Total revenue.........................       100.0       100.0       100.0       100.0
              Costs and expenses:
                Cost of license fees..........................         3.2         5.9         3.0         5.9
                Cost of services..............................        43.9        36.9        44.8        38.3
                Sales and marketing...........................        38.4        36.1        35.2        36.9
                General and administrative....................         9.1         9.7        10.4        10.1
                Research and development......................        11.7        11.0        11.5        12.0
                Amortization of acquired software and other
                  acquired intangibles........................         1.4         2.5         0.5         2.6
                Acquired in-process research and development..        10.3          --         3.8          --
                Restructuring and other related charges.......          --        11.5          --         4.2
                                                                  --------    --------    --------    --------
                        Total costs and expenses..............       118.0       113.6       109.2       110.0
              Operating loss..................................       (18.0)      (13.6)       (9.2)      (10.0)
                Other income, net.............................         1.4         1.4         2.2         5.0
                                                                  --------    --------    --------    --------
              Loss before income taxes........................       (16.6)      (12.2)       (7.0)       (5.0)
                Benefit from income taxes.....................        (2.3)       (3.5)       (1.3)       (1.5)
                                                                  --------    --------    --------    --------
              Net loss........................................       (14.3)%      (8.7)%      (5.7)%      (3.5)%
                                                                  ========    ========    ========    ========

              Gross margin on license fee revenue.............        90.0%       86.8%       90.5%       84.9%
              Gross margin on services revenue................        35.2%       33.3%       35.2%       37.3%

    Total Revenue. Total revenue of $261.1 million increased 13% in the quarter ended July 31, 2000 compared to $232.1 million for the quarter ended July 31, 1999. The revenue mix between license fees and services was 45% and 55%, respectively, for the third quarter of fiscal 2000 compared to 32% and 68%, respectively, for the same quarter last year. For the first nine months of fiscal 2000, total revenue grew by 5% to $723.9 million from $686.6 million for the same period in fiscal 1999. The revenue mix between license fees and services was 39% and 61%, respectively, for the first nine months of fiscal 2000 compared to 31% and 69%, respectively, for the first nine months of fiscal 1999. The significant change in revenue mix was primarily due to the decline in service revenue from the slowing license transactions. For the quarter and nine-month period ended July 31, 2000 compared to the same periods in fiscal 1999, license fees increased 56% and 33%, respectively, offset by a decrease in services revenue of 8% and 7%, respectively, due to slowing software licensing activity during fiscal 1999 and the first half of 2000. The growth in license fee revenue in the third quarter and nine-month period ended July 31, 2000 driven in part by the Company's ability to offer a broad supply chain solution, including products from its acquisitions and reseller arrangements.

    Geographically, the overall revenue growth in the third quarter and first nine months of fiscal 2000 compared to the same periods last year was led by sales performance in the United States. The geographic areas defined as the United States, Europe, Middle East, and Africa (EMEA), and the rest of the world accounted for 65%, 18%, and 17% of total revenue, respectively, for the quarter ended July 31, 2000. Comparatively, for the third quarter of fiscal 1999, the United States, EMEA, and the rest of the world accounted for 61%, 23%, and 16% of total revenue, respectively. The geographic breakdown of total revenue for the nine-month periods was 64%, 20%, and 16% for the United States, EMEA, and the rest of the world, respectively, in fiscal 2000 and 62%, 24%, and 14% for the United States, EMEA, and the rest of the world, respectively, in fiscal 1999.

    The Company has experienced and expects that it will continue to experience a high degree of revenue seasonality in the future. The Company typically recognizes a disproportionately greater amount of revenue for any fiscal year in the fourth quarter and, as a result, an even greater proportion of net income in the fourth quarter. In the fourth quarters of fiscal 1998 and 1999, the Company recognized 33% and 27% of total revenue and 37% and 32% of license fee revenue, respectively. Because revenue, operating margins, and net income are greater in the fourth quarter, any shortfall in revenue, particularly license fee revenue in the fourth quarter, would have a disproportionately large adverse effect on operating results for the fiscal year. There can be no assurance that the Company will experience continue to generate a disproportionately greater amount of revenue in its fourth fiscal quarter.

    License Fees. License fee revenue grew by 56% to $116.7 million for the quarter ended July 31, 2000 from $74.9 million for the quarter ended July 31, 1999. License fee revenue increased by 33% to $281.7 million for the nine-month period ended July 31, 2000 from $211.8 million for the nine-month period ended July 31, 1999. The most significant factors in the improvement in license fee revenue was an increase in the number of transactions that exceeded $1.0 million and an increase in average transaction size compared to the same periods in fiscal 1999. For the three and nine-month periods ended July 31, 2000, the average license transaction size for all customers increased 73% and 62%, and for new customers the average license transaction size increased 66% and 46%, respectively, over the same periods in the prior year. Approximately one-half of the Company's total license fee revenue was generated from transactions over $1.0 million during the third quarter of fiscal 2000. Transactions that involved supply chain solutions, including those that the Company acquired in its June 1999 acquisition of Numetrix, contributed nearly 20% of license fees in the third quarter of fiscal 2000. License fee revenue growth also benefited from transactions to resell third-party products from Siebel, Ariba, and Extensity during the third quarter and nine-month periods of fiscal 2000. The percentage of revenue from new customers increased to 55% in the third quarter of fiscal year 2000 compared to 52% in the third quarter of fiscal 1999 while decreasing to 47% for the nine-month period ended July 31, 2000 compared to 52% for the nine-month period ended July 31, 1999. The mix of revenue from new and existing customers varies from quarter to quarter, and future growth is dependent on the Company's ability to both retain its installed base and add new customers. There can be no assurance that the Company's license fee growth, results of operations, and financial condition will not be adversely affected in future periods as a result of the Company's restructuring plan effected in the third quarter of fiscal 2000, downturns in global economic conditions, and intensified competitive pressures or that the Company's operational investments for the long-term will be successful.

    The Company expanded the number of its customers by 11% compared to the end of the third quarter last year to approximately 5,900 at July 31, 2000. Customers have increasingly accepted the OneWorld applications available for the Windows NT and UNIX platforms in addition to the AS/400 platform. In the third quarter of fiscal 2000, 54% of license activity was from customers using the Windows NT or UNIX platforms compared to 34% in the third quarter of the previous year. For the nine-month period ended July 31, 2000, 46% of license activity was from customers using the Windows NT or UNIX platforms compared to 32% for the nine-month period ended July 31, 1999. The Company expects that an increasing portion of the Company's future license fee revenue will be generated from customers using Windows NT or UNIX platforms compared to the previous year. However, there can be no assurance that the Company will generate increasing amounts of revenue from non-AS/400 platforms.

    Services. Services revenue includes the fees generated by Company personnel for providing services to customers, including consulting, implementation, support, and training, as well as fees generated through third parties for subcontracted services and from referral fees from business partners. Services revenue declined by 8% to $144.4 million for the quarter ended July 31, 2000 from $157.1 million for the quarter ended July 31, 1999. For the first nine months of fiscal 2000, service revenue declined 7% to $442.2 million from $474.8 million for the same period last year. The Company is currently experiencing a strong competitive environment for consulting services given an overall decreased demand for consulting services. This, together with the decreased licensing activity during fiscal 1999, has caused consulting services revenue to decline in the third quarter and nine-month period ended July 31, 2000 compared to the same periods last year. Training services increased in the third quarter over the prior year quarter as a result of increased licensing activity in the second quarter of fiscal 2000 but decreased for the nine-month period in fiscal 2000 compared to the prior year period as a result of reduced licensing activity in fiscal 1999. Support revenue increased for the quarter and nine-month period of fiscal 2000 primarily as a result of the Company's growing installed base of customers and consistent maintenance renewal rates compared to the same periods last year.

    As a percentage of total revenue, services revenue decreased in the third quarter and nine-month period ended July 31, 2000 compared to the same periods in the prior year; however, services revenue as a percentage of total revenue remained higher than license fee revenue. This decline in the services mix was due to growth in license fee revenue coupled with decreased demand for consulting services during the third quarter and nine-month period ended July 31, 2000 and the decline in training for first nine months of fiscal 2000. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the growth in the Company's installed base of customers, the amount and size of consulting engagements, the level of competition from alliance partners for consulting and implementation work, the number of Company and business partner consultants available to staff engagements, the number of customers referred to alliance partners for consulting and training services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and training courses, and the number of customers purchasing training services.

    The Company seeks to provide its customers with high-quality implementation and training services in the most efficient and effective manner. In some cases where the Company does not provide the services directly, it subcontracts such work through third-party implementation support partners. The Company recognizes revenue for fees billed to customers and incurs costs of revenue for its payment to the third-party business partners. The subcontracted consulting and training services revenue from the implementation support partners decreased 30% for the third quarter and 32% for the nine-month period ended July 31, 2000 for the same periods in fiscal 1999. Direct services decreased 9% in the third quarter of fiscal 2000 and 1% for the nine-month period ended July 31, 2000 from the same periods in fiscal 1999. The services revenue generated through subcontracted work accounted for 41% of the total consulting and training services revenue for the third quarter and 39% for the nine-month period ended July 31, 2000, compared to 48% and 49% for the same periods last year, respectively.

    Following the release of OneWorld, the Company began to pursue a strategy of utilizing such third-party consulting alliance partners and implementation support partners under a referral arrangement for OneWorld implementations and related services. The Company has relationships with a number of third-party implementation support partners that contract directly with customers for the implementation of the Company's software. In addition, the Company has consulting alliance partnerships with leading consulting companies to provide customers with both technology and application implementation support, offering expertise in business process re-engineering and knowledge in diversified industries. The Company recognizes revenue from a referral fee received from the third-party and no related cost of services. The referral program was expanded during fiscal 1998 and 1999, and several existing alliance partners began providing significantly more trained personnel to implement OneWorld. The referral strategy, together with the competitive marketplace for service engagements, contributed to the overall reduction in the amount of total consulting services revenue recognized by the Company during the past several fiscal quarters compared to the previous fiscal year. In future periods, management intends to continue to pursue business partner relationships under both subcontract and referral arrangements, as appropriate, to best meet its customers' needs. To the extent the Company continues these strategies, together with the total demand for services, consulting revenue as a percentage of total revenue is likely to continue to be lower as compared to the historical total revenue mix. However, there can be no assurance that the Company will be successful in implementing its services strategy.

    Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides related services, including consulting, training, and support. In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 provides additional guidance regarding software revenue recognition and was adopted by the Company at the beginning of fiscal 2000. The adoption of this standard did not have a material impact on its financial condition or results of operations. The AICPA issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 during 1999 and 2000 and may issue further interpretation related to SOP 97-2 in the future. Additionally, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until the Company's fourth quarter of fiscal 2001. Management anticipates that the adoption of SAB No. 101 will not have a material impact on its current licensing or revenue recognition practices. There can be no assurance that additional guidance pertaining to revenue recognition will not result in unexpected modifications to the Company's current revenue recognition practices and will not materially adversely impact the Company's future license fee revenue, results of operations, and financial condition.

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

    Cost of License Fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including payments to third parties related to internal projects), documentation, and software delivery expenses. The total dollar amount for the cost of license fees increased 106% to $15.5 million for the quarter ended July 31, 2000 from $7.5 million for the same period last year. The total dollar amount for the cost of license fees increased 110% to $42.5 million for the nine-month period ended July 31, 2000 from $20.2 million for the same period last year. The increase for the quarter and nine-month period ended July 31, 2000 was primarily due to reseller royalties on software associated with various transactions with Siebel and Ariba, in addition to royalties for certain products embedded in OneWorld. Royalties may increase in future quarters as a result of the sublicensing of products from third parties and gross margins could be reduced.

    Capitalized OneWorld costs were fully amortized during the first quarter of fiscal 2000. Amortization of the capitalized OneWorld costs was $1.0 million for the first nine months of fiscal 2000 and $1.2 million and $3.6 million, respectively, for the third quarter and nine-month period ended July 31, 1999. The Company capitalized additional software development costs in the amount of $8.6 million and $17.2 million for the third quarter ended July 31, 2000 and the first nine months of fiscal 2000, respectively. These costs related to major investments in third party products that will be embedded into OneWorld new functionality, and other major product enhancements. Amortization of the majority of these capitalized costs is expected to begin in the fourth quarter of fiscal 2000 and will continue over the estimated useful lives of the products, which are generally three years. Additional development projects are expected to be capitalized in future periods given certain product development plans of the Company.

    Gross margin on license fee revenue varies from quarter to quarter depending upon the revenue volume in relation to certain fixed costs such as the amortization of capitalized software development costs and the portion of the Company's software products that are subject to royalty payments. The gross margins in the third quarter and first nine months of fiscal 2000 were significantly impacted primarily by the increase in reseller royalty expense from sublicensed products. The gross margin on license fee revenue decreased to 87% and 85% for the third quarter and nine-month period ended July 31, 2000 from 90% and 91% for the same periods last year as a result of this increase in costs. Due to the arrangements with Siebel, Ariba, and other third parties, reseller royalties and capitalized software amortization are expected to increase and it is expected that the gross margin on license fee revenue will decline compared to prior periods.

    Cost of Services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and training, as well as fees paid to third parties for subcontracted services. Cost of services decreased 5% to $96.3 million for the quarter ended July 31, 2000 from $101.8 million for the quarter ended July 31, 1999. Cost of services decreased 10% to $277.0 million for the nine-month period ended July 31, 2000 from $307.8 million for the nine-month period ended July 31, 1999. The decrease was primarily due to a smaller portion of services revenue being generated through subcontracted work, the corresponding decrease in business partner costs, and a change in the mix of type of services revenue between consulting, support, and training. The gross margin on services revenue decreased to 33% for the third quarter of fiscal 2000 compared to 35% for the same period last year primarily due to the decline in consulting and implementation revenue, decreased productivity, and an increase in average salaries for services employees primarily due to the competitive market for personnel. Gross margins improved for the nine-month period ended July 31, 2000 to 37% compared to 35% for the same period last year primarily due to a decrease in costs associated with subcontracted services work in relation to the total services revenue generated through business partners. Management anticipates that the gross margin on services revenue for the remainder of fiscal 2000 may increase by the as a smaller portion of services revenue is generated through subcontracted work, which will decrease the related costs. The extent to which the Company utilizes third parties to contract directly with the Company's customers for OneWorld implementations and related services will affect gross margin on services revenue in future periods. However, there can be no assurance that the Company will be successful in shifting a significant portion of its subcontracted services business to the referral arrangement.

    Sales and Marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense increased 6% to $94.2 million for the quarter ended July 31, 2000 from $89.2 million for the quarter ended July 31, 1999, representing 36% and 38% of total revenue, respectively. Sales and marketing expense increased 10% to $267.3 million for the nine-month period ended July 31, 2000 from $242.0 million for the same period in fiscal 1999, representing 37% and 35% of total revenue, respectively. The increase is primarily a result of commissions associated with the growth in software license fee revenue. In addition, the Company experienced increased promotional costs and higher average costs per employee in fiscal 2000 due to the competitive market for personnel.

    General and Administrative. General and administrative expense includes personnel and related overhead costs for the support and administrative functions of the Company. General and administrative expense increased 19% to $25.3 million for the quarter ended July 31, 2000 from $21.2 million for the quarter ended July 31, 1999, representing 10% and 9% of total revenue for both periods, respectively. General and administrative expense increased 3% to $73.5 million for the nine-month period ended July 31, 2000 from $71.1 million for the nine-month period ended July 31, 1999, representing 10% of total revenue for both periods. The total dollar amount of expense was slightly higher in the periods ended July 31, 2000 compared to the same periods last year primarily due to an increase in cost per employee, office occupancy, telephone, legal costs, and contract professional services. General and administrative expenses as a percentage of total revenue remained flat primarily due to increased efficiencies within support functions to manage the overall growth in the Company's operations.

    Research and Development. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance, documentation, translation, and testing. Research and development expense of $28.8 million for the quarter ended July 31, 2000 increased by 6% compared to $27.1 million for the quarter ended July 31, 1999, representing 11% and 12% of total revenue, respectively. Research and development expense of $86.9 million for the nine-month period ended July 31, 2000 increased by 10% from $78.8 million for the nine-month period ended July 31, 1999, representing 12% of total revenue for both periods. The quarterly increase was primarily a result of additional personnel costs and contracted third-party service expense, offset by costs capitalized during the fiscal 2000 period. The increase in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 was due to an increase in headcount and higher salaries due to the competitive market, together with increases in related facilities and computer systems costs necessary to meet product development objectives, offset by the capitalization of software development costs.

    For the third quarter and the first nine months of fiscal 2000, development resources devoted to major enhancements and new products associated with the Company's OneWorld application suites and integration of those applications with third-party and acquired products resulted in the capitalization of $3.0 million and $6.5 million, respectively, associated with internal costs and $5.6 million and $10.7 million, respectively, of third party payments primarily to Active and Netfish for software products that will be embedded into OneWorld. OneWorldXe is expected to be released in September 2000 and will provide the next generation of collaborative commerce (C-commerce) solutions. OneWorldXe, the Company's extended enterprise software, enables customers to extend the reach of applications well beyond the four walls of their enterprise and to collaborate with customers, suppliers, and partners in the Internet economy. The Company anticipates that costs of certain other development projects will also be capitalized in the future and that research and development expenses will increase in subsequent periods due to the addition of essential personnel and salary adjustments resulting from the competitive market for personnel. The Company is continuing its ongoing internal product enhancements in e-business and other areas, as well as its integration of modules such as sales force automation, advanced planning and scheduling, and e-procurement. Certain of these projects utilize third-party development alliances, such as Siebel, Ariba, Extensity, Active, and Netfish.

     Amortization of Acquired Software and Other Intangibles. Amortization of acquired intangibles resulting from the acquisition of the Company's longstanding business partner serving Australia and New Zealand began in the second quarter of fiscal 2000 and amortization related to the fiscal 1999 acquisitions of Numetrix and The Premisys Corporation continued for the quarter ended July 31, 2000. Total amortization amounts related to the software, in-place workforce, customer base, and goodwill were $2.9 million, $867,000, $1.5 million, and $1.2 million, respectively, for the third quarter of fiscal 2000, and $8.9 million, $2.3 million, $4.1 million, and $3.4 million, respectively, for the nine-month period ended July 31, 2000.

     The Numetrix purchase agreement included provisions under which the Company is able to make claims upon funds held in escrow related to certain liabilities, anticipated liabilities, and other representations and warranties made in the purchase agreement. In June 2000, the Company notified the escrow agent of such a claim. The amount that may be received from the claim, if any, cannot currently be reasonably estimated.

     Acquired In-Process Research and Development. IPR&D expenses were in connection with the acquisitions of Numetrix in June 1999 and The Premisys Corporation in February 1999. IPR&D consists of those products that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned values were expensed immediately upon the closing dates of the acquisitions. Aggregate IPR&D expenses recorded in the second and third quarters of fiscal 1999 were $2.1 million and $24.0 million, respectively. No such charges have been incurred in fiscal 2000 related to the acquisitions.

     The most significant in-process technology acquired was being developed by Numetrix prior to the acquisition to offer an operational-level, planning and scheduling optimization solution targeted at discrete manufacturing industries. As of the valuation date, the beta release was scheduled for September 1999, and the development was estimated to be almost 90% complete. The beta version was released in July 2000, delayed from the original target date in order to modify the product specifications for additional functionality and due to concerns surrounding the release of the product around Year 2000. The general release is scheduled for October 2000. A new demand-planning module was being designed by Numetrix to enhance enterprise-wide collaborative forecasting and to address forecast reconciliation. As of the acquisition date, this module was less than 10% complete; the general release date is now scheduled for October 2000. Another in-process technology of Numetrix, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. As of the acquisition date, the technology was estimated to be 13% complete. The technology was combined with the J.D. Edwards Active Supply Chain development projects, and this module is expected to be released in January 2001. As of the date of acquisition of The Premisys Corporation, major enhancements of the CustomWorks product were underway. Additionally, The Premisys Corporation and J.D. Edwards began developing an interface between CustomWorks and OneWorld under a Product Alliances Partner Agreement entered into by the two companies in August 1997. Technology acquired in the Company's purchase of The Premisys Corporation is now functionally integrated with OneWorld and was released in August 2000. If the Company is unable to complete the in-process development projects within the expected schedule, future revenue and earnings could be materially adversely impacted as management believes supply chain solutions and customer relationship management such as those offered by Numetrix and The Premisys Corporation are integral to its ability to remain competitive in the extended enterprise application market.

     Restructuring and Related Charges. In May 2000, the Board of Directors approved a global restructuring plan to reduce the Company's overall operating expenses and strengthen both its competitive and financial positions. Overall expense reductions were necessary both to lower the Company's existing cost structure and to reallocate resources to pursue its future operating strategies. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying the Company's approach for providing training alternatives for customers. The restructuring plan was precipitated by declining gross margins and revenue per employee over the past several fiscal quarters as the Company's headcount and operating expenses grew at a faster rate than revenue. As discussed in prior periods, the Company has also been incurring operating losses in certain geographic areas.

     Restructuring and related charges primarily included severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The Company recorded a $30.1 million restructuring charge during the third quarter ended July 31, 2000, of which $13.0 million consisted of cash payments during the quarter. The majority of the restructuring activity occurred during the third quarter of fiscal 2000 and management expects that remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame. Employee severance and related costs totaled $16.7 million, office closures totaled $12.7 million, and equipment lease buy-outs totaled $647,000. Additionally, the Company recorded a loss of $116,000 on the disposal of redundant computers and office equipment.

     The Company decreased its workforce by a total of 775 employees across essentially all geographic areas and functions of its business. The reduction included administrative, professional, and management positions. Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were suffering and resulting in losses, or where redundancy among positions existed. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. The Company did not incur costs related to the voluntary reductions in workforce and, accordingly, only costs for involuntarily terminated employees are included in the restructuring charge. Severance packages were provided to the 688 employees involuntarily terminated.

     The Company has occupied several leased buildings in Denver, Colorado for its corporate headquarters, a significant portion of its development organization, and other operations. Under the restructuring plan, the majority of Denver personnel occupying those leased buildings were consolidated onto the main campus during the third quarter of fiscal 2000. The remaining consolidations are expected to be completed by April 2001. Certain other regional offices are also being closed or consolidated including significant reductions in Japan and certain European offices. Future savings are anticipated to result from reduced rent and other operating expenses. The Company is subleasing the off-campus space where possible to offset its remaining financial obligations. Ongoing savings are expected from the reduction in rent and related operating expense.

     The Company has incurred significant expense due to underutilized training facilities. Under the restructuring plan, certain regional facilities, including those in Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey, and Toronto, Canada are being closed or downsized. These training facility closures and downsizing actions are expected to be completed by December 2000. Ongoing savings will result from the decrease in office and equipment lease expense and reduced training personnel.

     The Company anticipates that up to $4.0 million of other related charges will be incurred during the fourth quarter of fiscal 2000 primarily for additional asset write-offs and office consolidation costs. The Company expects annual savings from these organization changes of approximately $45.0 to $50.0 million as a result of lower payroll and office costs. Management believes that the restructuring will better allow the Company to continue building its leadership position in the collaborative commerce market and provide a reallocation of resources to invest in areas critical to its future success. There can be no assurance of the Company's future level of operating expenses or of other factors that may impact future operating results.

    Other Income (Expense). Other income and expenses include interest income earned on cash, cash equivalents and investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. During the first nine months of fiscal 2000, other income included an $18.9 million gain on the sale of an investment in marketable securities and a $5.7 million gain from the sale of product line to BuildNet. Interest income decreased to $3.7 million and $11.3 million for the third quarter and nine-month period ended July 31, 2000 from $4.5 million and $15.4 million for the same periods in fiscal 1999, primarily due to lower cash and investment balances throughout the first nine months of fiscal 2000. Included in other income and expense were net foreign exchange transaction losses of $1.1 million and $1.5 million for the third quarter and nine-month period of fiscal 1999, respectively, a loss of $524,000 for the third quarter of fiscal 2000, and a gain of $238,000 for the nine-month period of fiscal 2000. The primary reason for the overall gain in the first nine months of fiscal 2000 is related to the overall strengthening of the U.S. dollar to European currencies.

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

     In March 2000, the Company made a $10.0 million strategic minority equity investment in Tradex, a privately held internet commerce company. Upon Ariba's acquisition of Tradex, the Company's investment converted into 511,000 shares of Ariba common stock. During July 2000, the Company sold 10,000 shares of Ariba stock resulting in a gross realized gain of $1.0 million. During the nine months ended July 31, 2000, the Company realized a gain of $18.9 million from the sale of a total of 385,000 shares of Ariba common stock. The fair market value of the remaining investment at July 31, 2000 was $14.6 million and the gross unrealized gain was $12.1 million. In December 1999, the Company also invested in Extensity, a time and expense solutions start up company that completed an initial public offering of its common stock in January 2000. The fair market value of this investment at July 31, 2000 was $8.1 million and the gross unrealized gain was $3.6 million. Both the remaining Ariba common stock and Extensity common stock are included in short-term marketable securities to reflect management's intention to sell the shares within the next 12 months. Gross unrealized gains were included as a component of accumulated other comprehensive income as of July 31, 2000. Additionally, the Company has a $5.9 million note receivable from BuildNet related to the sale of the Company's WorldSoftware homebuilder code and customer base. The note is convertible into equity at the Company's option upon the closing of an initial public offering of BuildNet common stock. The Company may also invest in other companies in the future. Investments in technology enterprises, and companies with recent initial public offerings in particular, are highly volatile. Future results of operations could be adversely affected should the values of these investments decline below the amounts invested by the Company. There is no assurance that the unrealized gains related to the Extensity and Ariba investments will be realized or that other investments and possible future investments that the Company may make will be profitable.

     Other Data Regarding Results of Operations. The impact of acquisition-related charges, restructuring and related charges, and significant gains on the net loss and net loss per share in fiscal 1999 and 2000 are presented below. This supplemental information does not reflect the Company's results of operations in accordance with generally accepted accounting principles (GAAP), and it is not intended to be superior to or more meaningful than other information presented herein that was prepared in accordance with GAAP.

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   JULY 31,                     JULY 31,
                                            ------------------------    ------------------------
                                               1999          2000          1999          2000
                                            ----------    ----------    ----------    ----------
                                                  (in thousands,             (in thousands,
                                             except per share data)      except per share data)

Net loss, as reported ...................   $  (33,222)   $  (22,603)   $  (39,354)   $  (25,088)
Adjustments to net loss, net of tax:
  Acquisition-related charges ...........       26,037         4,076        27,607        11,806
  Gain on sale of product line ..........           --            --            --        (3,582)
  Gain on sale of equity investments ....           --          (641)           --       (11,904)
  Restructuring and related charges .....           --        21,425            --        21,425
                                            ----------    ----------    ----------    ----------
Adjusted net income (loss) ..............   $   (7,185)   $    2,257    $  (11,747)   $   (7,343)
                                            ==========    ==========    ==========    ==========

Diluted EPS, as reported ................   $    (0.31)   $    (0.21)   $    (0.38)   $    (0.23)
Adjustments to net loss, net of tax:
  Acquisition-related charges ...........         0.24          0.04          0.27          0.10
  Gain on sale of product line ..........           --            --            --         (0.03)
  Gain on sale of equity investments ....           --            --            --         (0.11)
  Restructuring and related charges .....           --          0.19            --          0.20
                                            ----------    ----------    ----------    ----------
Adjusted diluted EPS ....................   $    (0.07)   $     0.02    $    (0.11)   $    (0.07)
                                            ==========    ==========    ==========    ==========


     Acquisition-related charges consisted of $6.5 million in amortization of acquired intangibles less $2.4 million in related benefit from income tax for the three months ended July 31, 2000. For the first nine months of fiscal 2000, amortization of acquired intangibles was $18.7 million less the income tax benefit of $6.9 million. For the three months ended July 31, 1999 and the first nine months of fiscal 1999, amortization of acquired intangibles was $3.2 million and $3.6 million, in-process research and development was $24.0 million and $26.1 million, and the income tax benefit was $1.2 million and $2.1 million, resulting in the acquisition-related charges, net of tax, shown above.

     The restructuring charge consisted of a $30.1 million charge in the third quarter of fiscal 2000, and the related benefit from income tax was $8.7 million. Other items consisted of a $1.0 million gross gain resulting from the sale of equity investments less $376,000 in income taxes for the third quarter of fiscal 2000. For the nine-month period ended July 31, 2000, other items consisted of a $3.5 million net gain of the sale of the Company's World Software homebuilder code and customer base to BuildNet, Inc., in the first quarter of fiscal 2000, and the $11.9 million net gain resulting from the sale of equity investments during the second and third quarters of fiscal 2000.

    Provision for (benefit from) income taxes. The Company's effective income tax rate was 29% for the third quarter of fiscal 2000 compared to 14% for the third quarter of fiscal 1999. For the nine-month period ended July 31, 2000, the Company's effective income tax rate was 30% compared to 19% for the same period in fiscal 1999. This change was due primarily to differences in tax rates in various countries where the restructuring costs were incurred in the nine-month period ended July 31, 2000 and certain acquisition-related charges that reduced the overall income tax benefit for the nine-month period ended July 31, 1999. Excluding the effect of the restructuring charges and acquisition-related permanent differences, the rate for the third quarters and nine-month periods of both fiscal 2000 and fiscal 1999 was 37%.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2000, the Company's principal sources of liquidity consisted of $112.3 million of cash and cash equivalents, $208.3 million of short-term and long-term investments in marketable securities, and a $100.0 million unsecured, revolving line of credit. No amounts were outstanding under the line of credit as of July 31, 2000. The Company had working capital of $113.2 million at July 31, 2000 and a current ratio of 1.3 to 1.0. Included in determining such amounts were short-term unearned revenue and customer deposits of $149.6 million. The majority of short-term unearned revenue represents annual support payments billed to customers, which are recognized ratably as revenue over the support service period. Without the short-term unearned revenue and customer deposits, working capital would have been $262.8 million and its current ratio would have been 2.1 to 1.0.

    In May and June 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts. As a result, the Company's entire held to maturity portfolio was reclassified as available for sale as of July 31, 2000. Previously, investments in marketable securities consisting of U.S., state, and municipal bonds, as well as domestic corporate bonds, were classified as held-to-maturity and were carried at amortized cost. Beginning in the third quarter of fiscal 2000, the Company reflected all investments in marketable securities at fair value, and unrealized gains or losses were included, net of tax, as a component of accumulated other comprehensive income. The gross aggregate unrealized loss on the reclassified marketable securities was $1.1 million as of July 31, 2000.

    Also included in short-term investments in marketable securities were the Company's equity investments in shares of the common stock of Ariba and Extensity. The investments were carried at their fair market value as determined by the quoted market price as of July 31, 2000. Gross unrealized gains of $12.1 million and $3.6 million for Ariba and Extensity, respectively, were included as a component of accumulated other comprehensive income, net of tax. The investments were included in short-term marketable securities to reflect management's intention to sell the shares within the next 12 months.

    The Company calculates accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of deferred revenue is not included in the computation. Calculated as such, DSO decreased to 89 days at July 31, 2000 compared to 97 days at July 31, 1999. The Company's DSO can fluctuate depending upon a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results.

    The Company used $31.3 million in cash for operating activities during the nine-month period ended July 31, 2000 compared to $24.5 million during the nine-month period ended July 31, 1999. In both periods, the use of cash was primarily due to the Company's operating losses, including $13.0 for restructuring costs, and contractual payments for third party software licenses or prepaid royalties made in accordance with certain license or reseller agreements.

    The Company generated $77.5 million in cash from investing activities for the nine-month period ended July 31, 2000 compared to using $106.6 million for the nine-month period ended July 31, 1999. The increase from the prior year was primarily the result of the liquidation of a portion of the Company's portfolio of marketable securities together with the proceeds from the sale of a total of 385,000 shares of Ariba common stock. This was partially offset by the investment in capitalized software development during the nine-month period ended July 31, 2000 in the amount of $17.1 million.

    The Company used $44.1 million in cash for financing activities during the nine-month period ended July 31, 2000 compared to generating $30.0 million during the nine-month period ended July 31, 1999. The majority of the cash used during the first nine months of fiscal 2000 is due to the repurchase of 2.3 million shares of the Company's common stock for $84.1 million as a result of the settlement of equity repurchase contracts in May and June 2000. This use is offset by $40.0 million of proceeds from exercises of common stock options and the Employee Stock Purchase Plan (ESPP) for the nine-month period ended July 31, 2000. The Company issued a total of 5.2 million shares of common stock during the first nine months of fiscal 2000, including the re-issuance of approximately 524,000 of the repurchased shares for the ESPP. The Company did not have other significant financing activities for the first nine months of fiscal 2000 or during the same period last year.

     The Company has used a portion of its cash and investments balances to acquire other companies. In March 2000, a net cash payment of $10.2 million was made in the acquisition of the Company's business partner serving Australia and New Zealand. The Company acquired The Premisys Corporation in February 1999 for a net cash payment of $4.3 million and shares of J.D. Edwards' common stock valued at $3.2 million. Net cash payments totaled $93.2 million for the Numetrix acquisition during the third quarter of fiscal 1999. The Numetrix purchase agreement included provisions under which the Company is able to make claims upon funds held in escrow related to certain liabilities, anticipated liabilities, and other representations for a one-year period. In June 2000, the

Company notified the escrow agent of such claims. The amount that may be received from the claim, if any, cannot currently be reasonably estimated.

     During the period from December 1999 to March 2000, the Company entered into equity instrument contracts in accordance with a share repurchase plan authorized by the Company's Board of Directors to repurchase up to eight million shares of the Company's common stock. At July 31, 2000, the Company held forward contracts requiring the purchase at a future date of 2.9 million shares of its common stock at an average cost of $31.43 per share. Forward purchase contracts require a full physical settlement and the aggregate redemption cost of $93.7 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. The equity instruments are exercisable by the Company only at their dates of expiration, which range from September 2000 to September 2001. However, the counter-party has the right to require an early settlement based on the market price of J.D. Edwards' common stock as stipulated in the contracts. Additionally, a decline in the Company's common stock price below the stipulated price in the contracts may trigger the requirement to collateralize the outstanding exposure.

    The Company leases its corporate headquarters office buildings that were constructed on land owned by the Company. The lessor, a wholly-owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At July 31, 2000, investments totaling $123.3 million were designated as collateral for these leases. The lease agreement requires that the Company remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. At July 31, 2000, the Company was in compliance with its covenants.

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

    Additionally, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until the Company's fourth quarter of fiscal 2001. Management anticipates that the adoption of SAB No. 101 will not have a material impact on its current licensing or revenue recognition practices.

    On March 16, 2000, the Emerging Issues Task Force (EITF) reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). EITF 00-7 required that equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings. On July 20, 2000, the EITF reached a tentative conclusion on Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" (EITF 00-19). EITF 00-19 addresses questions that have arisen due to the application of EITF 00-7 and sets forth a tentative model that could be used to determine whether equity derivative contracts could be recorded as equity. Under the tentative transition provisions of EITF 00-19, all contracts existing prior to the date of the as yet unissued final consensus are grandfathered until June 30, 2001 with cumulative catch-up adjustment to be recorded at that time. The Company currently has outstanding equity derivative contracts that may remain unsettled at June 30, 2001 and, therefore, may require a cumulative catch-up adjustment at that time. The Company is currently unable to determine the amount of the cumulative catch-up adjustment, if any. In addition, until a final consensus is reached on EITF 00-19, the Company is unable to determine the impact of EITF's 00-7 and 00-19 on its future equity derivative contracting activities.


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

o   the mix of products and services revenue

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

    Our Recent Expansion into New Business Areas and Partnerships Is Uncertain and May Not Be Successful. We have recently expanded our technology into a number of new business areas to foster our long-term growth, including the areas of electronic commerce, on-line business services, and Internet computing. In addition, we entered into and invested in a number of strategic partnership relationships in these same areas, including those with Siebel, Ariba, Microstrategy, Inc., Extensity, Active, and Netfish. These areas are relatively new to both our product development and sales and marketing personnel. There can be no assurance that we will compete effectively or generate significant revenues in these new areas or that we will be able to provide a product offering that will satisfy new customer demands in these areas. The success of Internet computing and, in particular, our current Internet product offering is difficult to predict because Internet computing represents technology that is relatively new to the entire computer industry. Additionally, if we are unable to effectively provide a product offering or sell the products we have developed through or with our partners, we could lose a significant amount of the investments we have made in such strategic partnerships. If our expansion into these new business areas or our relationships with our partners is not successful, our business, revenues, and stock price would be materially impacted.

    The Enterprise Software Industry Is Highly Competitive, and We May Be Unable to Successfully Compete. We compete in the enterprise software solutions market. This market is highly competitive, subject to rapid technological change, and significantly affected by new products. Our products are designed and marketed for the AS/400 and the NT and UNIX platforms. We compete for customers with a large number of independent software vendors including:

o companies offering other products that run on Windows NT- or UNIX-based systems, such as SAP Aktiengesellschaft, Oracle Corporation, PeopleSoft, Inc., Manugistics Group, Inc., and i2 Technologies, Inc.

o companies offering other products on the AS/400 platform, such as Mapics, Inc., and Infinium Software, Inc.

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

    Our Continued Growth Depends on Our Ability to Develop and Maintain Our Third-Party Relationships. We rely heavily on third-party service providers to implement the OneWorld version of our application suites. Additionally, we adopted a strategy in which a significant portion of OneWorld implementations will be performed by third parties that contract directly with our customers. This strategy requires our current third-party implementation providers to allocate resources to our OneWorld customers, and we must continue to enter into additional third-party relationships. There can be no assurance that we will establish or maintain relationships with third parties having sufficient resources to provide the necessary services to support the demand of our OneWorld customers. There is no assurance that we will continue to have sufficient resources available to perform the implementation services ourselves. If we are unable to establish and maintain effective long-term relationships with such third party implementation providers or if such providers do not meet our customers needs, our business, operating results, and financial condition could be materially adversely affected.

    To enhance our sales, marketing, and customer service efforts, we have established relationships with a number of third parties, including consulting and system integration firms, hardware suppliers, database, operating system, and other independent software vendors. Many of these third parties also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing enterprise software applications. The Company is currently experiencing a strong competitive environment for consulting services given an overall decreased demand for consulting services. This, together with the decreased licensing activity during fiscal 1999, has caused consulting services revenue to decline in the third quarter and nine-month period ended July 31, 2000 compared to the same periods last year. Competition between these third parties and us could result in the deterioration or termination of our relationship and could impact our services revenue and margins. This could have a material adverse effect on our business and revenue.

    Our International Operations and Sales Subject Us to Various Risks Associated with Growth Outside the United States. We market and license our products in the United States and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 43 international sales offices located throughout Canada, Europe, Asia, Latin America, and Africa. We intend to expand our international operations and enter additional markets outside of the U.S. in the future. Expansion will require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization, and marketing of our products for international customers, and the development of relationships with international service providers. If revenue generated is not adequate to offset the expense of expanding foreign operations, our business could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

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

    Due to the volatile business and economic conditions in international markets, particularly in Asia where recovery from the 1999 economic crisis is still in process, the Company continues to closely monitor any investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with the Company's overall future growth strategies. The Company has incurred operating losses in some geographic areas, including Asia and certain European countries. As a result, Asia and Europe were significantly affected by the Company's strategic restructuring in the third quarter of fiscal 2000. Consistent with its historical results, the Company expects that during the remainder of fiscal 2000 it will continue to recognize a relatively small percentage of its revenue from Asia, certain European countries, and other geographic areas that are impacted by adverse conditions. With the worldwide performance of the Company continuing to be negatively impacted by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of the Company's operations. As a result, the Company's investments in some international areas have had and may continue to have a material negative impact on its future financial condition and results of operations.

    A significant portion of our revenue is received in currencies other than United States dollars, and as a result we are subject to risks associated with foreign exchange rate fluctuations. Included in other income were net foreign exchange transaction losses of $1.1 million and $1.5 million for the third quarter and nine-month period of fiscal 1999, respectively, a loss of $524,000 for the third quarter of fiscal 2000, and a gain of $238,000 for the nine-month period of fiscal 2000. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not have a material adverse effect on our business, operating results, or financial condition.

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

     The Company's Stock Price is Volatile and There Is a Risk of Continuing Litigation. The trading price of J.D. Edwards & Company common stock has, in the past, and may, in the future, be subject to wide fluctuations in response to factors including, but not limited to, the following:

o revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community

o announcements of technological innovations by the Company or its competitors

o new products or the acquisition of significant customers by the Company or its competitors

o developments with respect to patents, copyrights or other proprietary rights of the Company or its competitors

o    changes in recommendations or financial estimates by securities analysts

o the announcement of acquisitions or other significant transactions by the Company or its competitors

o    changes in management

o    conditions and trends in the software industry generally, and

o    general market conditions and other factors.

     Fluctuation in the price of the Company's common stock may expose the Company to the risk of securities class action lawsuits. As a result of the declines in the price of its common stock during fiscal 1999, one such lawsuit is being maintained against J.D. Edwards & Company. Although the Company believes this lawsuit is without merit, defending against it could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of this lawsuit could subject the Company to significant liability. The Company cannot be assured that there will not be additional lawsuits in the future.

    The Company's Restructuring Could Result in Business Distractions. The Company recently undertook a restructuring in the third quarter of fiscal 2000 involving, among other things, the reduction of its workforce by 775 employees worldwide. Such a reduction could result in a temporary lack of focus and reduced productivity by the Company's remaining employees, including those directly responsible for revenue generation, which in turn may affect Company revenue in a future quarter. In addition, prospects or customers may decide to delay or not to purchase the Company's products due to the perceived uncertainty caused by the Company's restructuring. There can be no assurances that the Company will not reduce or otherwise adjust its workforce again in the future or that the related transition issues associated with such a reduction will not be incurred again in the future. In addition, employees directly affected by the reduction may seek future employment with the Company's business partners, customers, or even its competitors. Although all employees are required to sign a confidentiality agreement with the Company at the time of hire, there can be no assurances that the confidential nature of certain proprietary Company information will be maintained in the course of such future employment. Further, the Company believes that its future success will depend in large part upon its ability to attract, train, and retain highly skilled managerial, sales, and marketing personnel. There can be no assurances that the Company will not have difficulty attracting skilled employees as a result of a perceived risk of future workforce reductions. Additionally, employment candidates may demand greater incentives in connection with employment by the Company. The Company may grant options or other stock-based awards to attract and retain personnel, which could dilute Company stockholders. Further, the failure to attract, train, retain, and effectively manage employees could increase the Company's costs, hurt the Company's development and sales efforts, and cause a degradation in the quality of the Company's customer service.

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

    Foreign Currency Exchange Rates. Operations outside of the U.S. expose the Company to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the third quarter and first nine months of fiscal 2000, 34%, and 36%, respectively, of the Company's total revenue was generated from its international operations, and 16% of the Company's consolidated net assets related to its foreign operations as of July 31, 2000. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company operates outside the U.S. primarily through wholly owned subsidiaries in Europe, Africa, Asia, Canada, and Latin America. These foreign subsidiaries use the local currency or, more recently, the euro as their functional currency as revenue is generated and expenses are incurred in such currencies.

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

    The Company prepared sensitivity analyses of its exposures from foreign net asset and forward foreign exchange contracts as of July 31, 2000, and its exposure from anticipated foreign revenue during the remainder of fiscal 2000 to assess the impact of hypothetical changes in foreign currency rates. The Company's analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At July 31, 2000, there was not a material charge in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1999. Based upon the results of these analyses, a 10% adverse change in foreign exchange rates from the July 31, 2000 rates would not result in a material impact to the Company's results of operations, cash flows, or financial condition for a future quarter and the full fiscal year ending October 31, 2000.

    Interest Rates. The Company's portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consists of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of up to thirty months. In May and June 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts. As a result, the Company's entire held to maturity portfolio was reclassified to available for sale. The Company classified all investments in marketable securities as available for sale and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses were included, net of tax, as a component of accumulated other comprehensive income. Additionally, the Company has lease obligations calculated as a return on the lessor's costs of funding based on LIBOR and adjusted from time to time to reflect any changes in the Company's leverage ratio. Changes in interest rates could impact the Company's anticipated interest income and lease obligations or could impact the fair market value of its investments.

    The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment and borrowing levels for fiscal 2000 to assess the impact of hypothetical changes in interest rates. At July 31, 2000, there was not a material charge in the sources or the estimated effects of interest rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 1999. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the July 31, 2000 rates would not have a material adverse effect on the fair value of investments and would not materially impact the Company's results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2000.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On September 2, 1999, a complaint was filed in the United States District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action and a consolidated amended complaint was filed on March 21, 2000. On May 9, 2000, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the motion to dismiss for October 6, 2000.

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

      None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 J.D. EDWARDS & COMPANY


                                 By:  /s/   RICHARD E. ALLEN
                                      ------------------------------------------
                                 Name: Richard E. Allen
                                 Title: Chief Financial Officer, Executive Vice President, Finance and Administration and Director (principal financial officer)

Dated: September 11, 2000


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

Dated: September 11, 2000

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

   27.1                     Financial Data Schedule