Form 10-K
period 2000-10-31
EDWARDS J D & CO
filed 2001-01-11
CIK 798757

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 5, 2001, there were 111,202,876 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on January 5, 2001) was approximately $1.3 billion. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 1, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                            FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I
Item 1.    Business....................................................      1
           Factors Affecting the Company's Business, Operating Results,
             and Financial Condition...................................     18
Item 2.    Properties..................................................     28
Item 3.    Legal Proceedings...........................................     29
Item 4.    Submission of Matters to a Vote of Security Holders.........     29
PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     31
Item 6.    Selected Consolidated Financial Data........................     32
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     34
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     53
Item 8.    Consolidated Financial Statements and Supplementary Data....     54
Item 9.    Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     54
PART III
Item 10.   Directors and Executive Officers of the Company.............     55
Item 11.   Executive Compensation......................................     55
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     55
Item 13.   Certain Relationships and Related Transactions..............     55
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     55
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

The page numbers in the Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product and service names used are trademarks or registered trademarks of their respective owners.

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards' industry, management beliefs, and certain assumptions made by J.D. Edwards' management. Words such as "anticipates," expects," 'intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Factors Affecting the Company's Business, Operating Results, and Financial Condition" on pages 18 through 28. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

OVERVIEW

     J.D. Edwards is a leading provider of agile, collaborative solutions for the Internet economy. Our open solutions give organizations the freedom to choose how they assemble internal software applications and how they collaborate with partners and customers across the supply chain to increase competitive advantage. For more than 20 years, we have developed, marketed, and supported innovative, flexible solutions essential to running complex and fast-moving multi-national organizations -- helping over 6,000 customers of all sizes leverage existing investments and benefit from new technologies.

     Our enterprise software was originally designed to help organizations manage and execute internal business functions, such as manufacturing, finance, distribution/logistics, and other core operational processes. These systems manage and store large amounts of diverse business information, providing continuous and simultaneous availability of information to geographically dispersed employees, customers, and suppliers. With recent internal development achievements, business acquisitions, and strategic partnerships, we now deliver integrated software for supply chain planning, e-procurement, and customer relationship management, in addition to our fulfillment and other solutions. Customers can choose to operate our software on a variety of computing environments, including Windows(R)/Intel(R), UNIX(R), and IBM OS/400(R). Our software is also Web-enabled through Java(R) and HTML. The databases we support include Oracle, IBM DB2/400(R), and Microsoft's SQL Server(R). In addition, our software operates in hosted environments provided through third-party business partners as part of the J.D. Edwards Application Service Provider (ASP) Solution.

     Our supply chain software is helping shape the next phase of e-business in the Internet economy -- collaborative commerce, or c-commerce. C-commerce is the ability to share information and processes among organizations, suppliers, and customers across the supply chain, which increases value in business-to-business
(B2B) environments. We deliver our c-commerce solutions and enable B2B trading communities by licensing our comprehensive set of integrated software applications to customers. And our latest release of OneWorld(R), OneWorld Xe(TM), offers significant new modules and enhancements to several existing applications.

     To assist our customers in rapidly achieving benefits from our solutions, we provide implementation and education services through either our own direct services organization or business partners. Our services organization is focused on being a responsive and proactive extension of our agile, collaborative software offerings, delivering services and solutions that are in sync with market demands and customer expectations.

     We completed three business acquisitions during the past two fiscal years ended October 31, 1999 and 2000, all of which were accounted for using the purchase method. In February 1999, we acquired The Premisys Corporation, a privately held company that provided visual configuration software and consulting services. In June 1999, we completed our acquisition of Numetrix Ltd. (Numetrix), a leading provider of Internet-enabled supply chain planning software, including demand planning, production scheduling, and distribution supply chain applications for medium and large manufacturing companies. In March 2000, we acquired J.D. Edwards New Zealand Ltd., our longstanding business partner serving Australia and New Zealand.

     We distribute, implement, and support our solutions worldwide through 60 offices and nearly 400 third-party business partners. Our principal executive office is located at One Technology Way, Denver, Colorado 80237. Our telephone number is 303/334-4000, and our Internet home page is located at www.jdedwards.com. The Company was incorporated in Colorado in March 1977 and reincorporated in Delaware in August 1997. Except as otherwise noted herein, all references to "J.D. Edwards" or the "Company" shall mean J.D. Edwards & Company and its subsidiaries.

MARKET OPPORTUNITY

     The competitive environment of business is changing as technology progresses and the economy shifts more toward electronic commerce. Enterprises in a number of different industries and disciplines are accelerating improvements in their efficiency, agility, and responsiveness to changes in market conditions. More demands are placed on companies to meet higher quality standards; to accurately quote the costs and delivery schedules for products; and to provide value and choices to customers. Greater pressure exists to shorten product lead times and have the capability to adjust production schedules for changes in customer specifications. Many companies are striving to improve their business processes to reduce manufacturing cycle times, shift toward order-driven manufacturing, and reduce inventories. Additionally, companies are increasingly operating in a global environment, communicating with trading partners in different countries around the world. Enterprises are compelled by these competitive factors to collaborate with their upstream and downstream trading partners -- their supply chain.

     This supply chain collaboration is also being advanced by software applications that facilitate operations over the Internet and provide platform-independent, inter-enterprise communications networks. This has prompted market demand for standards-based, interoperable technology to link organizations with their trading partners and share information more readily over the Internet. In addition, the Internet is impacting core business functions, such as manufacturing, distribution/logistics, customer relationship management, procurement, finance, and general administrative tasks. To help optimize business operations, enterprises are seeking integrated, Internet-enabled solutions for planning, fulfilling customer orders, managing customer relationships, and handling a variety of other business functions. Organizations need collaborative end-to-end software solutions to integrate their own portfolio of enterprise applications and provide a link to the information and processes of their trading partners. The goal is to optimize end-to-end supply chain processes from back office functions to customer-facing solutions. In addition, many organizations need software that will enable them to rapidly and cost-effectively deploy and optimize Internet-based marketplace and exchange management solutions.

     We believe that the traditional enterprise software market will continue to grow but at a slower pace than was evident in the past decade. The traditional enterprise market focuses on automating internal operations, such as manufacturing, distribution, finance, and human resources. Many companies have already automated internal operations. The traditional enterprise market is now largely a replacement market; we believe that companies will replace their enterprise software approximately every five to seven years. While the traditional enterprise market slows somewhat, we believe that there will be growth in the emerging c-commerce market. However, it is possible this market may grow slower that we anticipate or not at all. Now that enterprises have largely automated their internal processes, they are turning their attention to automating external processes in order to achieve further competitive advantage. We believe that the growth in the c-commerce market will be notable, and we intend to position ourselves as a leader in that market. We also believe that interoperability and supply chain planning will be crucial for success in the c-commerce market. During the fiscal year ended October 31, 2000, we significantly improved our c-commerce product suite by incorporating interoperability technologies and enhancing and integrating our OneWorld Advanced Planning Solution.

STRATEGY

     Our corporate vision is to provide agile, collaborative solutions for the Internet economy. The power to share processes and workflow with partners and customers that use different software is a central theme in our vision. We enable collaboration through our solutions for the supply chain -- the leading edge of collaboration.

     Our c-commerce initiative extends our Idea to Action(TM) value proposition to inter-enterprise collaboration by providing customers with freedom from proprietary standards, freedom to adopt new technologies, freedom of interoperability between all applications, and the freedom to put the best ideas into action. This results in customers' ability to become more competitive in today's fast-moving B2B environment, intelligently plan for changes in the market, and streamline intercompany processes. Customers are able to choose how they assemble their internal and external applications and how they collaborate with partners in the Internet economy. Through collaboration with strategic partners, in-house development of new functionality and industry-specific solutions, and the rapid integration of existing technologies, we deliver end-to-end integrated supply chain solutions. Our strategy for achieving our objectives includes the following elements:

  Enable Collaboration

     C-commerce redefines the end points of business processes from inside to outside the enterprise. When enterprises collaborate, they automate the information and process flow of their operations -- internally and with trading partners. Enterprises rely on multiple systems and technology solutions. And, the solutions that one company uses may not be the ones their key partners and customers use.

     Our collaborative enablement solutions improve internal enterprise systems integration and are also designed to help B2B interoperability over the Internet -- connecting customers' business software to that of their supply chain partners with relative ease. We have taken the best of enterprise resource planning (ERP), the best of enterprise application integration (EAI), and the best of inter-enterprise process workflow and melded them together in one solution to enable c-commerce, allowing our customers to benefit from the following:

     - Integrating their own portfolio of enterprise applications

     - Linking processes with trading partners

     - Integrating workflow engines between enterprises

     By providing our customers with the freedom to also choose the best partners and the best technologies for their other business needs, we empower them to put their best ideas into action, regardless of where those ideas come from or on what system they operate.

  Facilitate Changes in Technology and Business Practices

     The technology architecture of our software is designed to mask the complexities of underlying platform technologies, thus enhancing agility and simplifying software modification, enabling customers to make changes quickly and easily. Using our highly flexible software toolset, customers can modify the application suites to accommodate their business practices without regard to the underlying hardware, software, and network technologies. Changes in business practices may require system modifications, and our technology offers discrete applications or utilities that facilitate changes to the system and allow companies to quickly react to changes in their business. We have developed functionality for both the business professional and technology professional that allows these individuals to make changes to the system independently. Our technology facilitates the incorporation of new technologies and enables customers to modify business practices without extensive low-level software code modification or support.

  Maximize Value and Provide a Return on Investment

     We strive to balance the innovation of the Internet economy with the disciplined execution of the old economy. We believe the best way to achieve this balance is to intensify collaboration through our enterprise software solutions, enabling enterprises to tap into the extended "intelligence" of business relationships.

Employees can interact with their counterparts at all points in extended networks to address common challenges and opportunities. Shared processes can be optimized to unleash greater creativity. As more businesses join the network, value increases exponentially.

     We provide new "dot-com" and traditional "brick and mortar" organizations with agile, collaborative software solutions that leverage digital assets, allowing our customers to maximize the value of their investment. Pervasive collaboration makes each business in the supply chain more efficient and competitive. The more quickly enterprises are able to share information and synchronize processes with partners, the sooner they can begin to optimize shared resources and identify new opportunities. The benefits achieved by our customers may include the following:

     - Lower costs through elimination of redundant inventories and operational assets

     - More rapid response with collaborative demand planning and order fulfillment

     - Faster time-to-market with collaborative design and manufacturing

     Our sales team uses a Total Value Management (TVM) methodology to help customers and prospects assess their company's current financial performance, set goals for improvement, and develop strategies for improvement. TVM is an internally developed methodology and corresponding toolset that identifies the value each specific solution may bring and is intended to enhance executive decision-making via better information.

     Our enterprise business software solutions are designed to reduce overall cost of ownership through a combination of advanced technology and our comprehensive client services. Our agile architecture is specifically designed to enable customers to change business practices or technology environments without significant costs or business interruptions, and our implementation services enable more rapid deployment of our enterprise software solutions and reduce customers' overall cost of ownership. Our investment in worldwide customer support and user groups facilitates customer communication and feedback, enhancing customer satisfaction. We believe our focus on agile, standards-based software functionality and our investment in customer satisfaction contribute to the value our customers receive and result in long-term customer relationships.

COLLABORATIVE TECHNOLOGY

     Our collaborative business model is based on the freedom to share information and processes among disparate business systems along with the knowledge that no single organization has a monopoly on good ideas. To have the freedom to choose the best ideas or technology, regardless of where they originate in the value chain, we believe the underlying technology must contain the following features:

     - Agile, component-based architecture for tailored implementations and rapid change

     - Standards-based interoperability to link an organization's operations with supply chain partners that use different software

     - Pre-integration of core business functions/packaged collaborative solutions

     Each technology level depends on the previous one. We start with a component-based architecture that provides flexibility and allows customers to quickly change the way they do business without reprogramming their system. We integrate core business processes that enable customers to make the best use of their assets and resources across all areas of the enterprise. Finally, we provide links to partners and customers to optimize the business processes that extend beyond the four walls of the organization.

     We believe our architecture avoids two barriers to entry in the new digital marketplace -- centralized, proprietary technology infrastructures and rigid, internally focused business process models.

  Agile, Component-based Architecture

     The technology foundation for our c-commerce solutions is component-based and event-driven. Components "modularize" system development for fast action -- whether it's creating graphical user interfaces or integrating large-scale, inter-enterprise processes. Components support real-time, standards-based interoperability options to link disparate systems and enable integration with other industry-leading software solutions. Our rapid deployment and change management automatically generates intuitive Windows, HTML, and Java user interfaces from one set of business specifications that require little or no training by users located anywhere in the "virtual" enterprise. We also provide self-guided implementation and change management, employing an easy-to-use Explorer interface.

  Standards-based Interoperability

     We deliver a comprehensive set of interoperability options, including EDI and the middleware foundation, for seamless access and integration via COM/DCOM, CORBA, Java, and MQSeries(R). Beginning in January 2001, we will offer the XML-based eXtended Process Integration (XPI) interoperability engine with OneWorld Xe. In one solution, XPI will provide an extensible, reliable, and scalable architecture for:

     - Application portfolio integration within the enterprise

     - Data, process, and workflow integration between enterprises

     Using technology acquired from webMethods, Inc. (formerly Active Software, Inc.) and Netfish Technologies, Inc. (Netfish), OneWorld XPI will enable plug-and-play interoperability of J.D. Edwards and non-J.D. Edwards enterprise information systems, including packaged, custom, Internet, database, and legacy applications.

     The flexibility our interoperability provides for customers and integrators includes a broad range of interface choices, together with the ability to access OneWorld at a very granular or business-function level and incorporate emerging technologies into OneWorld as they arise, such as Web clients or XML. It is not necessary to create monolithic and rigid interfaces that must be adhered to by the developer. Our solutions are designed to allow customers to make the right interoperability choices for a particular system environment and business needs. Integration is at the business component or specification level. These components range from large- to fine-grained and can be shared among applications. With the interoperability interface at the component level, users can modify what, when, and how the business functions or components are called without risk of "breaking" an interface for another application or screen. All interoperability options call the same underlying component architecture used by J.D. Edwards applications. Therefore, such services as security and database management are implemented consistently.

     OneWorld XPI is expected to provide broad application connection capabilities with an integration broker and a "hub-and-spoke" interface architecture, with XPI acting as the hub. At the end of each spoke is an application, which for example could be OneWorld, Siebel(R) Systems Inc. (Siebel), Ariba(R) Inc. (Ariba), or a legacy manufacturing suite. The application passes a message down the spoke to the hub where it is translated into a neutral format. The hub determines where the message is going -- again, this could be a OneWorld, Siebel, Ariba, or other type of application -- translates the message into the appropriate format, and sends it up the appropriate spoke. The XPI technology offers a number of different connectors, or application "spokes," on the hub, and adding new spokes is fairly straightforward. A new application does not need to be "translated" to every other existing application; rather, they only have to be translated once to the neutral, or interoperable, format of the hub.

  Packaged Collaborative Solutions for the Supply Chain

     We allow customers to benefit from non-proprietary technological advances, and we pre-integrate our enterprise applications with world-class software from such strategic partners as Siebel, Ariba, Extensity(R) Inc. (Extensity), Atlas Commerce, and Microstrategy Inc. (Microstrategy). OneWorld XPI(TM) will include foundations for Siebel, Ariba, Extensity, plus all the integrators and adapters that we currently offer. We own the interfaces for the pre-integrated components, and we continue to maintain and enhance them. We believe a significant advantage to our customers is the convenience of being able to purchase their integrated collaborative solutions from a single software provider, no matter which solutions they purchase. Through these pre-integrated solutions, we combine best-of-breed application functionality with lower cost of ownership. Total cost of ownership is reduced by eliminating the need for our customers to develop and maintain their own custom integrations.

J.D. EDWARDS SOLUTIONS FOR THE ENTERPRISE, SUPPLY CHAIN, AND CUSTOMER RELATIONSHIP MANAGEMENT

     J.D. Edwards enterprise business software supports an organization's core business processes through a family of application suites designed to enable customers to integrate business information across the organization and throughout the supply chain; accommodate diverse business practices across a geographically dispersed organization; and support multiple languages, currencies, and countries. We design solutions to provide the functionality and technology choices that best meet our customers' needs, and we believe that our enterprise software systems continue to be the solution as business processes and technology changes.

  Solution Groups

     We offer a wide range of solutions designed to meet a broad array of enterprise software needs, as well as go beyond the walls of the enterprise to facilitate collaboration with trading partners. Our agile, open architecture allows us to leverage our own products with industry-leading components provided by strategic partners. Included in some of the solution groups described below are solutions from third-party vendors, which we have a license to resell. In addition to the products listed here, we have partnership agreements with many niche market solution providers that offer solutions specific to certain industries. As a result, our customers have the freedom to choose the best solutions to power their organizations. The software solutions we offer address the following 13 functional areas to meet the operational needs and challenges of a variety of enterprises:

     - Advanced Planning

     - Fulfillment Management

     - Customer Relationship Management

     - Procurement Management

     - Project Management

     - Asset Management

     - Financial Management

     - Workforce Management

     - Implementation and Systems Management

     - Knowledge Management

     - Collaboration and Integration

     - Marketplace and Exchange Management

     - Foundation

     Advanced Planning. Part of our supply chain management solutions, the Advanced Planning Solution is designed to optimize collaboration with trading partners and provide real-time planning, scheduling, order promising, and visibility to relevant data within the entire supply chain. Real-time responsiveness to operational changes is facilitated, enabling businesses to reduce inventory, improve customer service, and ensure that the right products reach their proper destination at the right time. In addition, "what if" analyses can be performed to allow businesses to see how changes in their processes could affect operations and plan accordingly. Since we acquired Numetrix in June 1999, we have integrated the transaction and planning environments, added new functionality, and expanded its Web capabilities. Our solution delivers the tools and technology to collaborate, interoperate, and adapt to change in today's supply chain environment. Effective supply chain plans are those that can be adapted easily and extended to partners, suppliers, and customers for real-time collaboration. We provide a full spectrum of functionality with Web-enablement tools, including the following:

     - Demand Planning

     - Order Promising

     - Strategic Network Optimization

     - Production and Distribution Planning

     - Production Scheduling

     Fulfillment Management. Fulfillment Management helps companies ensure that the raw materials needed to make their products arrive on schedule and determine the best way to distribute products to customers as well as how to quickly and effectively manage inventory, warehouses, and quality with one system, while also helping to facilitate process changes.

     The Fulfillment Management Solution includes our traditional manufacturing and distribution suites, together with technology from our acquisition of The Premisys Corporation, such as the Advanced Order Configurator and the Advanced Web Order Configurator. The order configurators automate the sales order process and, when required, the generation of technical documents necessary during the sales cycle. In addition, our Fulfillment Management Solution includes multiple features and functionalities that are necessary within a supply chain including, among others, the following features:

     - Requirements Planning

     - Inventory Management

     - Sales Order Entry and Processing

     - Manufacturing Accounting

     - Shop Floor Management

     - Work Order Management

     - Quality Management

     - Advanced Pricing

     - Warehouse Management

     - Transportation Management

     Customer Relationship Management. Our Customer Relationship Management Solution helps companies manage customer relationships and effectively meet customer needs. Customer Relationship Management consists of our products along with strategic solutions from Siebel, which we resell. With these solutions, field and sales organizations are able to more closely manage their clients' business transactions and directly enter and track sales orders, obtain quotes, check product availability, and verify and update customer information. Several self-service applications are also included, allowing customers, their employees, and trading partners, to take advantage of features directly. Following are the primary components of this solution offering:

     - Service and Warranty Management

     - Customer Self-service

     - Storefront Integration Adaptors

     - Web Storefront

     - Siebel's eBusiness Applications

     - Microsoft(R) Site Server

     Procurement Management. Our Procurement Management Solution enables customers to improve efficiencies associated with purchasing direct materials and non-inventory operating resources. The direct or inventory procurement capabilities are part of our traditional ERP software. We have enhanced our solution to provide better supplier self-service functions, including e-mail alerts. For managing the acquisition of operating resources, we have a reseller agreement with Ariba. We are also enhancing our indirect purchasing by improving our integration to Extensity's travel, time, and expense management products.

     Project Management. Our Project Management Solution helps organizations manage complex projects, especially when they involve multiple entities supplying multiple products through multiple logistics channels. Our solution is an integrated suite of enterprise applications designed to improve profitability of projects. The Project Management Solution includes contract and service billing, project costing, revenue recognition features, project change management, and subcontract management.

     Asset Management. This solution group contains functionality to help customers track and manage their assets -- from real estate to their property, plants, and equipment. The Asset Management Solution includes the following components:

     - Fixed Asset Management

     - Plant and Equipment Maintenance

     - Real Estate Management

     - Service and Warranty Management

     - Basic Equipment Management

     Financial Management. Our Financial Management Solution helps our customers record, administer, and report financial data quickly and efficiently. User-defined codes provide flexibility to tailor the software around the enterprise's policies and procedures, provide internal controls, and meet worldwide reporting needs for both internal management and regulatory compliance. Specific functionality in Financial Management includes the following:

     - Accounts Payable

     - General Accounting

     - Financial Planning and Budgeting

     - Multi-Currency Base

     - Address Book

- Accounts Receivable

- Cash Basis Accounting

- Activity Based Costing

- Financial Reporting

- Time Accounting

     We believe Financial Management has been one of our long-term strengths, and we have continued to enhance our solutions. Recent enhancements were aimed at improving collaborative capabilities and extending our Activity Based Costing functionality, among other general enhancements.

     Workforce Management. Our Workforce Management Solution helps enterprises record and administer information for their employees. Historically, this solution was primarily a tactical module, oriented toward capturing transactions. We believe our solution is now a strategic resource as a result of our new enhancements and new modules, such as Manager Self-Service, that complement our existing self-service functions. OneWorld Xe enhancements include:

     - Functionality for Health and Safety Management, Compensation Management, History/Turnover Analysis, and improvements to Job Information for better competency-based management

     - Additional competency information in the Recruitment feature to improve applicant-job matching

     - Additional self-service functions in the Payroll module

     - General improvements to Time Card Automation, Position Control, and Employee Self-Service

     - Payroll for additional countries

     Implementation and Systems Management. This solution group is made up of advanced technology tools that help simplify system management -- streamlining the upgrade process and providing performance measurement, modeling, and visualization tools. Major modules within the Implementation and Systems Management Solution include:

     - Advanced tools for system performance measurement, benchmarking, and documentation, as well as a scripting tool for regression testing and application verification

     - Several types of modelers used to describe a business, its processes, and the systems that it uses, including process modeling functionality, a visualizer, and content management tools

     Knowledge Management. Our Knowledge Management Solution, expected to be generally available in January 2001, allows our customers to effectively manage one of their greatest assets -- knowledge. Customers can administer and integrate their database information into an effective and efficient reporting resource. Our solution allows customers to make accurate, real-time decisions by capturing, creating, organizing, accessing, and distributing information from many data sources, and then delivering the resulting knowledge to their employees, partners, and customers for integrated decision support.

     Our Knowledge Management Solution includes sophisticated content management tools, a custom documentation environment, and Web-based training. Among other things, Web-based and computer-based training helps our customers stay current on the latest tips, techniques, and enhancements to our products. We also offer the freedom to choose a variety of partner products, including analytical processing, data cubes, ad hoc queries, data marts, and document management systems. Key components include the following:

     - Our partnership with Microstrategy allows for a fully functional Business Intelligence solution. The robust infrastructure integrates well with our internally developed Knowledge Management applications and tools.

     - Content Manager provides multi-language knowledge on demand, helping customers deliver their organization's information in a variety of languages and formats. Content Manager also enables version ancestry and archiving, customized workflow processes, content permissions and categorization, workgroup and enterprise collaboration, conditional assembly and management of information, automatic change notification, and intelligent full-text searches.

     Collaboration and Integration. XPI, our XML-based interoperability engine is expected to be generally available in January 2001. XPI will provide for application portfolio integration within an enterprise, as well as data, process, and workflow integration between enterprises. Our Collaboration and Integration Solution includes the foundation for Siebel, Ariba, Extensity, plus all of the integrators and adapters that we currently offer. Rather than providing point-to-point integration, this technology enables "many-to-many" integration. XPI includes two elements:

     - XPIe provides the infrastructure for internal collaboration within the enterprise walls

     - XPIx provides the infrastructure for B2B collaboration beyond the enterprise walls with suppliers and trading partners

     Marketplace and Exchange Management. Our Marketplace and Exchange Management Solution includes three primary components:

     - Marketplace engine that is capable of administering the system, organizing buyers and sellers, conducting auctions, and tracking the parties involved in a transaction

     - Fulfillment engine for building, shipping, and servicing the product that was ordered

     - Planning engine to optimize the process and help it run smoothly

     OneWorld Xe provides the functionality for fulfillment management and advanced planning. We have reseller agreements, such as with Atlas Commerce for Atlas Metaprise and IBM for WebSphere Commerce Suite, Marketplace Edition, to provide the marketplace engine. Pre-packaged integrations to both Atlas Metaprise and IBM WebSphere Commerce Suite, Marketplace Edition are planned for general availability in early fiscal year 2001.

     Foundation. Our Foundation Solution represents the "basics" that make the system work, including features and functions that are necessary to run the engine of the OneWorld and WorldSoftware(TM) Foundation. This suite includes all of the tools and deployment and security options to maintain OneWorld and WorldSoftware, including interactive and batch engines and tools for forms design, deployment and packaging, interoperability, and management of application servers. Additional features include the following:

     - Simpler, faster change management, including an Explorer interface and workflow and interoperability tools. Users are guided through the steps necessary to implement our software, make changes to existing processes, activate additional capabilities, and manage upgrades

     - Forms Design Aid enables users to develop Internet applications, such as storefronts

  Technology Choices for Different Market Segments

     Customers can select between two versions of our application suites -- OneWorld and WorldSoftware. By offering two versions of our software, we address different market segments and allow customers to maintain consistent business functionality while combining different technologies to meet their specific requirements. We believe our software architecture provides the overall system performance to efficiently process high volumes of activity, whether through an online, client/server, or host-centric environment. In addition, our solutions are highly scalable with different network configurations, server platforms, and other architectural components.

     We develop and enhance our software applications using either the OneWorld or WorldSoftware toolset. We believe the use of toolsets increases code consistency and improves quality. Toolsets are bundled with the respective applications, providing companies with the same productivity, consistency, and quality benefits enjoyed by our internal developers, thus reducing the complexities typically associated with upgrades to new releases. Since modifications made by both the customers and J.D. Edwards are completed with the same toolset, it is easier and faster to upgrade to new releases while preserving any customer modifications.

     OneWorld. J.D. Edwards OneWorld is an object-based, event-driven technology designed to provide the information access and other user benefits of traditional client/server systems. OneWorld was introduced in late 1996 to operate on a variety of computing environments and was specifically designed to enable customers to make business changes quickly and easily without programming. In September 2000, we released OneWorld Xe. The "Xe" stands for extended enterprise, and the primary focus of this release was to improve our customers' ability to extend their enterprise beyond physical walls to collaborate with trading partners. OneWorld Xe provides customers with agile features and robust functionality, along with additional tools for B2B commerce. OneWorld Xe consists of all of the OneWorld tools and applications, our process modeling and visualization tools, AutoPilot Scripting Tool, and, effective in January 2001, it will also include OneWorld XPI.

     OneWorld's Configurable Network Computing(TM) architecture consists of three layers:

     - Architecture layer, comprising the tools and components that provide flexibility in our software

     - Business layer, representing the enterprise applications -- and efficiency controls

     - Extended process layer, where collaboration is enabled and where we believe we optimize our competitive advantage

     The Configurable Network Computing architecture enables the deployment of a single version of an application across a network, regardless of the underlying technologies. Designed to mask the differences between underlying platforms, it provides a uniform interface that allows a single object to execute on a wide variety of platforms, or a "write once, run anywhere" capability. OneWorld operates on a variety of servers, including the following:

     - Windows/Intel -- Hewlett-Packard, IBM, Compaq, and others

     - UNIX -- Sun Microsystems, Hewlett-Packard, IBM

     - IBM OS/400 -- IBM eServer iSeries(TM) (formerly called AS/400(R))

     Supported databases include Microsoft's SQL on Intel platforms, Oracle on Intel and UNIX platforms, and IBM DB2/400 on the IBM eSeries platform. We intend to continue to integrate additional platforms, servers, and software as necessary to meet market demands.

     The OneWorld toolset, used to create or modify OneWorld objects, allows customers or our developers to quickly create new application functionality. OneWorld's toolset incorporates advanced technologies, including object-based methods and event-driven models. Because the toolset rigorously separates business logic from underlying technologies, it also facilitates the incorporation of new technologies by regenerating rather than rewriting applications, which we believe provides a competitive advantage. The toolset also insulates users from lower-level technologies. For example, OneWorld objects exist independently of any specific computer language and can generate objects in C, C++, and Java. We believe that we can readily incorporate new languages in the future as market requirements dictate. We consider our unified toolset approach to be a significant factor in reducing our customers' cost of ownership and facilitating change when compared to traditional open systems that require a variety of tools.

     OneWorld's architecture incorporates a variety of components not typically integrated in traditional open architectures, including an object request broker, a workflow engine, a C/C++ generator, and a Java generator. In traditional client/server implementations, customers must often integrate these components obtained from multiple suppliers. The key benefits of components are reusability and real-time interoperability, as well as the ability to mix and match use of granular computing components. For example, business objects such as customer and product records can be assembled and re-assembled into tasks such as order taking and billing, which then make up larger enterprise and inter-enterprise processes such as production management or order fulfillment. This redeployment or reuse of discrete components makes the most of available computing resources to save time and labor. We exploit the component-based, event-driven architectural approach with a repository of thousands of reusable business-related objects, as well as the completed applications and database objects. Fine-grained components are "bundled" to provide an intuitive change framework through which non-programmers or business professionals can easily modify forms and processes. OneWorld application program interfaces (APIs) hide the inner workings of the components and enable changes to the software through guided navigation using common business language. The OneWorld component environment allows customers to pick and choose only those components needed in their organization. Additionally, OneWorld APIs can incorporate external components or applications that can fulfill specialized application needs.

     The enterprise software applications, or "business" layer, are composed of reusable objects and contain the specific business functionality of the software, which is discussed in the preceding "Solutions Groups" section. The OneWorld deployment server distributes applications in object form to individual platforms where they are compiled and executed. Customers can change the application logic by modifying the objects or creating new objects using the OneWorld toolset. Applications containing the modified or newly created objects then can be redistributed to individual platforms. We believe that this single-point-of-change architecture significantly reduces the cost of change compared to traditional client/server architectures.

     The extended process layer enables B2C, B2B, and c-commerce in OneWorld Xe with the XML-based XPI interoperability engine. OneWorld XPI acts as a broker for application integration. Disparate applications can be viewed as the spokes that fit into this broker, or "hub." The broker serves three primary functions: data transformation; acting as a message broker between different applications; and providing process control, using parameters to publish and subscribe messages. This hub-and-spoke approach to application integration replaces the need to program point-to-point integration between each separate application in the customer's portfolio of enterprise software. In other words, OneWorld XPI enables plug-and-play interoperability of J.D. Edwards and non-J.D. Edwards enterprise information systems, including packaged, custom, Internet, database, and legacy applications. For example, the OneWorld inventory application can seamlessly communicate with a Siebel call center; Ariba Buyer can communicate with WorldSoftware financials; or an organization's manufacturing legacy system can communicate with OneWorld warehousing. Moreover, XPI helps orchestrate the various workflow systems at each partner company as a process moves between enterprises. Because the XPI interoperability engine is based on Internet, EDI, and XML standards, organizations will be able to rapidly define secure, shared information and processes with their suppliers, partners, and customers.

     WorldSoftware. J.D. Edwards WorldSoftware is a host-centric software solution for the IBM iSeries, the high-performance, integrated business server for mid-market companies. Applications are also Web-enabled through Java and HTML. WorldSoftware provides the breadth and depth of functional capabilities customers need to effectively compete in the world of c-commerce. For more than a decade, WorldSoftware customers have benefited from a solution that continues to prove its strength in the marketplace. OneWorld and WorldSoftware are capable of operating together in a unified, enterprise-wide environment.

     The technology underlying our WorldSoftware applications is a well-established, procedural-based design, which takes advantage of the security, integrity, and easily maintained architecture of the iSeries platform. Unlike many host-centric ERP systems, WorldSoftware provides flexibility to make run-time changes in application suites without the need to recompile software. WorldSoftware also incorporates such features as an active data dictionary, user-defined codes, and a variety of run-time options. With the addition of the WorldVision(R) thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface. In addition, WorldVision includes Java and HTML capabilities that provide an intuitive, point-and-click, browser-style look and feel on the front end of WorldSoftware applications. Users can work in a visual environment traditionally associated with open systems without compromising data integrity, disrupting ongoing operations, or sacrificing existing hardware and software investments.

     The WorldSoftware toolset provides a high-level architecture, allowing our development team to express business practices as an abstract model. The toolset then uses the model to generate RPG code that runs on the iSeries platform in a host-centric, procedural architecture.

     In order to address the interoperability needs of WorldSoftware customers and deliver open tools and applications that will help our install-base customers stay competitive in today's world of c-commerce, digital marketplaces, and supply chain collaboration, we formed the J.D. Edwards WorldSoftware Organization. Effective November 1, 2000, the WorldSoftware Organization is focused on customer support and research and development, as well as sales, service, and education for our WorldSoftware customers. The new organization offers interoperability and e-business applications, including customer relationship management, self-service applications, e-procurement, supply chain planning and fulfillment, travel/expense management, and knowledge management.

  Vertical Market Applications

     We have significant vertical market experience and expertise through developing, selling, and deploying enterprise software solutions for over 6,000 customers across a variety of industries. We strategically focus on select vertical markets to better address those customers' needs. Our vertical focus offers customers more finely tailored solutions, faster implementation, and broader industry-specific expertise. We believe that by aligning the sales and support organizations along vertical lines we will be able to broaden specific industry offerings and better enable customers to quickly react to business changes. Currently, we provide industry-specific solutions to the following industry sectors:

     - Consumer Products. The consumer products sector focuses on consumer packaged goods, pharmaceuticals, and energy and chemicals.

     - Industrial. The industrial sector focuses on high technology and electronics, industrial fabrication and assembly, automotive, and other manufacturing disciplines.

     - Services. The services industry sector focuses on professional services organizations, construction, real estate, mining, and public services such as state and local government and education.

     We plan to continue our strategy of customizing application suites and templates for vertical markets, as well as building in best business practices. We also offer industry-specific education and services to these markets.

GLOBAL CUSTOMER SERVICES

     The goal of our services organization is to be a responsive and proactive extension of our agile, collaborative software offerings. We strive to deliver services and solutions that are in sync with market demands and our customers' expectations. We believe that providing high-quality client services and a high level of ongoing support to customers are critical elements in establishing long-term relationships, strong customer references, and a high level of customer satisfaction. This strategy also facilitates software improvement based on customer feedback. Our services organization offers a step-by-step implementation approach, implementation tools, training, and customer user education services both directly and through third parties to assist customers in rapidly achieving benefits from enterprise software solutions. Our worldwide client services organization consists of the following groups:

     - Consulting Services

     - Global Advanced Technology Services

     - Global Support Services

     - Education Services

     Generally, our services organization generates revenue from billing customers on a time and materials basis for implementation and other consulting services. In addition, from time to time we may provide implementation or other consulting services to our customers for a fixed fee. We invoice our customers with maintenance contracts annually, and we recognize the revenue ratably over the support period.

  Consulting Services

     The Consulting Services group is responsible for delivering implementation and consulting services complementing our software applications. The consulting services organization has developed a rapid deployment methodology -- the J.D. Edwards Solution Kit. This methodology enables customers to implement quickly and gives them the flexibility to meet their changing business needs. The Solution Kit consists of a five-step process: select, adapt, go-live, optimize, and extend. J.D. Edwards and our partners enable on-time, on-budget implementation utilizing the following:

     - The Solution Kit shared implementation approach

     - Accelerated implementation tools, including pre-configured business process models

     - Custom user education, including the custom documentation tools and computer-based training

     - Computer-based, Web-based, and standard classroom education

     In addition to standard implementation services, we also offer a full range of custom implementation services, including conversion programs, upgrade assistance, custom modifications and interfaces, and technical documentation. Also integral to our services strategy is our relationship with third-party service providers, discussed in "Third-party Business Partners."

  Global Advanced Technology Services

     As a strategic technology unit, the Global Advanced Technology Services group delivers advanced consulting services, complex performance and architecture analysis, and deployment of evolving and emerging collaborative technologies designed to help customers take advantage of our solutions. This group also facilitates the exchange of ideas, knowledge, and solutions between our development and client services organizations, thereby promoting creative software innovations and delivery of practical, collaborative solutions that further our customers' strategic advantage and add value to their businesses.

  Global Support Services

     Our Global Support Services organization delivers maintenance-based services, including technical and application consulting via telephone and Internet media, enabling our clients' success through timely, accurate, and professional support. Specific components of our support include knowledgeable consultants, quality surveys, frequent information updates, the Internet customer solution center, and real-time phone support. We provide support services for an annual fee, which entitles customers to receive telephone support, as well as enhancements and updates to their licensed version of our software. We provide customer support through three centers located in Denver, London, and Singapore, and customers can choose different levels of service. Customer support is provided in nine languages on a 12-hour-per-day, five-day-per-week basis. We provide customer support in English 24 hours a day, 7 days a week. Customer support personnel also have the ability to access customer systems remotely to diagnose and resolve problems.

  Global Enterprise Solutions

     The Global Enterprise Solutions (GES) group specializes in managing implementations of our solution on an enterprise-wide level, where the customer may have several worldwide sites, the breadth of applications is extensive, and the client needs to blend the benefits of standardization with the need to meet local requirements. The goal of this group is to provide our global customers with superior professional services that are globally consistent.

     The GES program helps manage the entire scope of an implementation by providing the customer with multi-site project management support. This program offers the services of a strategic enterprise manager who is responsible for the customer's global relationship with J.D. Edwards at an executive level. By directing the customer's global implementations, the enterprise manager helps the customer achieve fast time-to-benefit. GES enterprise managers act on the customer's behalf with the field organization, implementation partners, and corporate operations to provide our involvement over and above standard consulting, training, and local management support. The GES program provides the following benefits to our large, global customers:

     - A single point of contact improvement

     - Partnership at executive levels

     - Strategic management focus and support

     - Priority attention to issues, questions, and needs

     - Global consistency for enterprise-wide standards

     - Business process

     - Model company development for global implementations

     - Strategic planning and resource blending

     - Strategic and tangible return on investment

  Education Services

     We offer a comprehensive education and practice management program to customers and third-party implementation providers. Our instructors are certified for each course they teach, and their backgrounds generally include cross-functional experience in product testing, customer support, and implementation services. We are committed to producing and delivering quality education services, including training courses, products, and services that enable our customers to maximize their knowledge and use of our software. Course components are packaged together to create unique training programs based upon the product and audience. Included in a course are product documentation, hands-on class exercises, and support material. Educational services are provided in a variety of formats, including:

     - Classroom Education -- customers may complete courses at our education centers around the world or on-site at our customer locations

     - Distance Learning Solutions -- we offer a wide array of web conferences, web classes, web workshops, computer-based training, web-based training options for customers

PRODUCT DEVELOPMENT

     We have invested, and expect to continue to invest, substantial resources in research and product development. Our development process is enhanced by frequent solicitation of customer feedback and close contact with customers through our consulting services organization. Additionally, cross-functional product teams that consist of management representatives from development, global support services, and marketing meet regularly to determine product direction. Research and development expenditures, which include capitalized internal development costs, third party source code rights, and outsourced software development costs, were $89.4 million, $109.2 million, and $159.9 million for the fiscal years ended October 31, 1998, 1999, and 2000, respectively.

     During fiscal 2000, we devoted development resources primarily to major enhancements and new products associated with our OneWorld application suites, such as the release of OneWorld Xe, as well as integration of our applications with those of third parties. We also completed significant enhancements to our WorldSoftware functionality, including advanced planning capabilities and Web enablement. In addition to our internal R&D activities, we also outsourced the development of software for a specialized industry, and we acquired source code rights for certain enterprise interface applications and other embedded technology. By forming relationships with organizations whose products enhance our solutions, we are able to manage internal development resources, while at the same time offering our customers a broad spectrum of products and services.

     As of October 31, 2000, our research and product development organization included 1,034 employees, the majority of whom were located in Denver, Colorado. In addition, the development team that joined J.D. Edwards with our acquisition of The Premisys Corporation continues its responsibilities for enhancements and interoperability with OneWorld from their offices in Chicago, Illinois. The advanced planning development group, formerly with Numetrix, is based in Toronto, Canada, and is responsible for the ongoing enhancements of our advanced planning solutions and their interoperability with OneWorld and WorldSoftware. The research and product development organization department is structured into groups that work closely together to efficiently develop and enhance our software solutions.

  Development Technologies

     Our software applications are developed and enhanced using OneWorld, WorldSoftware, or other toolsets. We believe the use of these toolsets provides advantages including increased productivity and code consistency, self-documenting code, and improved quality. The development technologies groups are responsible for the development of the toolsets and underlying technologies of our software. The OneWorld development technologies team focuses on enhancing the flexibility, scalability, simplicity, and performance of OneWorld and the Configurable Network Computing technological foundation. The WorldSoftware development technologies team is primarily focused on maintaining the toolset and underlying technologies for WorldSoftware. The development technologies teams share responsibility for cross-functional coordination with sales and support. Additionally, they work with the hardware and software suppliers with whom we have relationships to identify, analyze, prioritize, and schedule new features and functionalities.

  Application Development

     Separate application development teams use the toolsets developed by the development technologies group to create and enhance each application suite. The application development groups are responsible for developing, enhancing, and maintaining our applications. We have designed our toolsets to enable application programming to be performed by business analysts, or non-programmers, responsible for business practices. These application development teams also work with customers and third-party implementation providers to identify, analyze, prioritize, and schedule new functionality in our existing application suites, as well as establish specifications and priorities for new vertical markets. Additionally, the integration of our software solutions with those of product alliance partners is primarily performed by the related applications group.

  Software Quality and Release Management

     The software quality and release management group works closely with both the development tools and application development groups. It is primarily responsible for quality assurance and measurement, release management, product assembly, and distribution.

  Documentation

     Our documentation group is responsible for the documentation, localization, and translation of application suites for particular foreign markets, as well as the vertical market application suites and templates. The documentation group works closely with domestic and international customers and third-party implementation providers -- as well as cross-functional internal teams of development, implementation, support, and education professionals -- to ensure that appropriate enhancements are incorporated into the documentation and implementation processes. In addition, we rely on business partners to provide localization and translation of our applications in certain countries. Our OneWorld application suites are currently translated into and operate in 19 languages, and WorldSoftware application suites currently are translated into and operate in 21 languages. In addition, this group develops and maintains a single database for documentation, which is currently translated into eight languages. We may offer additional language translations in the future.

SALES, MARKETING, AND DISTRIBUTION

     We distribute, implement, and support our products worldwide through 60 offices in over 20 countries, and we have nearly 400 third-party business partners, including sales, consulting, and outsourcing partners with offices throughout the world.

     Our marketing strategy is to position J.D. Edwards as a premier provider of collaborative solutions for the Internet economy and to increase recognition of the J.D. Edwards name. In support of this strategy, our marketing programs include developing and maintaining industry analyst and public relations, developing databases of targeted customers, conducting advertising and direct mail campaigns, and maintaining a World Wide Web home page. Marketing our software to multi-national organizations typically requires that we engage in a lengthy sales cycle, generally between six and 18 months, and expend substantial time, effort, and money educating prospective customers regarding the use and benefits of our products.

  Software Licensing

     We license software under non-cancelable license agreements via direct sales and business partner channels throughout the world. As of October 31, 2000, we employed 272 direct account executives as well as a small number of account executives to work with our business partners. Our nearly 400 business partners (including sales and consulting partners) are located throughout the world and provide an indirect distribution channel to target certain markets or geographic areas. We expect to continue to rely on indirect channels in order to enhance our market penetration and implementation capabilities.

     International revenue as a percentage of total revenue ranged from 35% to 39% for each of the past three fiscal years. No international region represented 10% or more of our revenue in any of the past three fiscal years. We directly market our solutions in over 20 countries through foreign subsidiaries located throughout Europe, the United Kingdom, South Africa, Asia, Australia, New Zealand, North America, and South America. Many of our business partners have an international presence, extending our reach to other geographic areas in which we have not invested resources to establish a direct presence. We expect that revenue from international customers will continue to account for a significant portion of our total revenue in the future.

  Services

     We seek to provide our customers with high-quality consulting, support, and education services in the most efficient and effective manner. As of October 31, 2000, we had 2,055 employees in the global customer services organization who are located throughout the world. We also have relationships with a variety of third-party service providers. In some cases, where we do not provide the client services directly, we may subcontract a portion of the work through third-party implementation support partners, depending upon available resources. Many of these business partners enhance our international operations or provide services in countries where we do not have direct operations. We also have alliances with leading consulting companies who contract directly with our customers to provide technology and application implementation support, offering expertise in business process reengineering and knowledge in diversified industries.

  Application Service Providers

     Since introducing our application hosting strategy in 1998, we have successfully delivered hosted solutions to customers of all sizes in a wide array of vertical industries. Through select third-party business partners, our ASP solution ensures that today's rapid-growth companies stay on the cutting edge of technology by outsourcing enterprise application solutions so they can focus more intently on the skills that bring them competitive advantage. Focused primarily on fast-changing, global multi-national, and dot-com startup companies, the J.D. Edwards ASP Solutions group offers the critical advantage of quickly getting customers operational with our solutions and enabling general businesses to become e-businesses. Customers may either rent or license our software for their internal use. Generally, companies that select our ASP solution are seeking more predictable IT costs. Customers can benefit from the value-add offerings of our ASP partners and avoid investing in the hardware and other costs necessary to run their systems internally.

CUSTOMERS

     To date, we have licensed our application suites to over 6,000 customers. Our installed base of customers is widespread geographically and is highly diversified in terms of size and industry groups represented. Customers use our software at over 9,400 sites in more than 100 countries. During each of the last three fiscal years, no customer accounted for more than 10% of total revenue.

THIRD-PARTY BUSINESS PARTNERS

     Our strategic partnerships include hardware platform manufacturers, operating systems vendors, software and database developers, resellers, and system integrators, which complement our solutions. In all, J.D. Edwards' alliances encompass close to 400 partners, ranging from consulting firms to small organizations, providing service to customers in remote locations. We have introduced many programs to help partners become more successful, automate and accelerate the overall implementation process, and open new markets not currently served by J.D. Edwards directly.

  Technology Partners

     We provide customers with system configuration benchmarking standards and pre-engineered network solutions through our technology partners. Each partner has personnel who can provide customers with customized sizing and configuration support for large or unusually complex configurations.

  Consulting Alliance Partners

     We have established relationships with some of the world's foremost consulting companies to provide both technology and application support. These global partners provide expertise in business process reengineering and possess a broad range of knowledge in diversified industries. Our consulting alliance partners have dedicated service organizations to manage every aspect of a customer's implementation.

  ASP Partners

     Our ASP initiative comprises selected partners with unique vertical industry expertise. These ASP partners are differentiated according to industry or customer size, business process support, and market reach.

  International Sales and Service Partners

     International sales and service partners strengthen our worldwide presence with sales and support services in areas without a direct J.D. Edwards presence. These partners also maintain a value-added reseller program to complement their direct offices, enhancing coverage of the small to medium enterprise market.

  Genesis(R) Channel Partners

     Our solution for small North American emerging companies, the Genesis Channel, extends our presence in the market of organizations with $100 million or less in annual revenue. The Genesis partners offer the full J.D. Edwards solution, as well as the entire complement of sales, service, and support in their respective areas.

  Implementation Support Partners

     We seek to provide customers with high-quality implementation services in the most efficient and effective manner. In some cases where we do not provide implementation services directly, we may subcontract a portion of the services through third parties. We also have relationships with a number of third-party implementation providers that contract directly with customers for the implementation of our software. We select these third-party providers carefully to ensure that they have the ability and knowledge to represent J.D. Edwards and implement our enterprise business software solutions properly. Our service providers receive extensive training regarding our application suites and implementation process. In addition, we evaluate these service providers on a regular basis to ensure quality service and support to customers. We expect to continue a relatively consistent level of reliance on third-party implementation providers to contract directly with customers for the implementation of the OneWorld version of application suites. These relationships will enable us to provide implementation services through third-party personnel with extensive client/server expertise, while expanding our service capacity, focusing on license fee revenue generation, and concentrating our own service resources on those activities we can perform most efficiently. We believe that this direct and third-party customer service strategy will enable us to deliver comprehensive and timely services worldwide.

  Product Alliances Partners

     One of our ongoing goals is to form relationships with organizations whose products enhance our solutions. This allows us to manage development costs, while more quickly offering customers the broadest spectrum of products and services needed. Our product alliance partners allow customers to benefit from well-rounded solutions and the assurance of compatible technology and qualified support. We currently have over 70 product alliance partners.

COMPETITION

     We compete in the market for supply chain and enterprise software solutions. Our products are designed and marketed for the IBM iSeries and the NT and UNIX platforms, including use over the Internet. This market is highly competitive, subject to rapid technological change, and significantly affected by new product introductions. We compete with a large number of independent software vendors in this market, as well as with suppliers of custom-developed business application software. We have recently expanded our technology into a number of new business areas to foster our long-term growth, including the areas of electronic commerce, online business services, and Internet computing. In addition, we entered into and invested in a number of strategic partnership relationships in these same areas. These areas are relatively new to both our product development and sales and marketing personnel with different competitive factors than the traditional enterprise software market. We believe we differentiate ourselves by delivering technology that enables collaboration and facilitates change, as well as by delivering services and solutions that are in sync with market demands and our customers' expectations. See "Factors Affecting the Company's Business, Operating Results, and Financial Condition -- The enterprise software industry is highly competitive, and we may be unable to successfully compete."

EMPLOYEES

     As of October 31, 2000, we employed 5,072 people full time -- 1,034 in research and development, 1,218 in sales and marketing, 1,454 in client services and education, 601 in customer support, and 765 in management and administration. We believe that our continuing success will depend, in part, on our ability to retain a limited number of key employees and other members of senior management, as well as our ability to attract and retain highly skilled technical, marketing, and management personnel who are in great demand. We have not had a work stoppage, and no employees are represented under collective bargaining agreements. Management considers employee relations to be good. See "Factors Affecting the Company's Business, Operating Results, and Financial Condition -- We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel."

PROPRIETARY RIGHTS AND LICENSING

     Our success depends, in part, on our ability to protect our proprietary rights. To protect these rights, we rely primarily on a combination of patent, copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions. While we seek to protect our proprietary rights, there can be no assurances that such protection is adequate. See "Factors Affecting the Company's Business, Operating Results, and Financial Condition -- We have limited protection of our proprietary technology and intellectual property and face potential infringement claims."

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

     Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could adversely impact the price of our stock. Our revenue and operating results are difficult to predict and have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that could impact our quarterly operating results include the following:

     - Market acceptance of and demand for our software products and services

     - Size and timing of our license transactions

     - Length of our sales cycle

     - Timing of our new product introductions and enhancements and those of our competitors, along with the level of product and price competition that we encounter

     - Changes in our pricing policies and those of our competitors

     - Mix of proprietary and reseller product revenue and of direct, subcontracted, and referral services revenue

     - Mix of domestic and international revenue, along with fluctuations in foreign currency exchange rates

     - Changes in our sales incentives

     - General economic and political conditions

     - Budgeting cycles of our customers

     - Changes in our strategic relationships

     - Changes in our business strategy

     Our software products typically are shipped when we receive orders. Consequently, license backlog, if any, in a quarter generally represents only a small portion of that quarter's revenue. As a result, license fee revenue is difficult to forecast due to its dependence on orders received and shipped in that quarter. We also recognize a substantial amount of our revenue in the last month of each quarter and increasingly in the last week of the quarter. Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. The timing of large individual transactions is also difficult for us to predict. In some cases, transactions have occurred in quarters subsequent to those anticipated by us. To the extent that one or more such transactions are lost or occur later than we expected, operating results could be materially impacted. If our revenue falls below our expectations in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

     We have historically experienced and expect to continue to experience a high degree of seasonality, with a disproportionately greater amount of revenue, and an even greater proportion of net income, for any fiscal year typically being recognized in our fourth fiscal quarter. Because our operating expenses are relatively fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters and we expect this to continue in future fiscal years. We believe that such seasonality is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near our fiscal year end. First quarter revenue has historically slowed during the holiday season in November and December, and our total revenue, license fee revenue, service revenue and net income in the first fiscal quarter have historically been lower than those in the immediately preceding fourth quarter. We believe that these seasonal factors are common in the software industry.

     As a result of the unpredictability of our revenue cycle and uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces, we continue to have limited visibility of future revenue and operating results. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that during some future quarters we may not meet the expectations of public market analysts or investors. In this event, the price of our common stock may fall, and an investment in our common stock may be materially impacted.

     Downturns in general economic and market conditions could materially impact our business. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. In addition, there is increasing uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results, or financial condition.

     Our recent expansion into new business areas and partnerships is uncertain and may not be successful. We have recently expanded our technology into a number of new business areas to foster our long-term growth, including the areas of c-commerce and Internet computing. In addition, we entered into and invested in a number of strategic partnership relationships in these same areas, including those with Siebel, Ariba, Microstrategy, Extensity, WebMethods, and Netfish. These areas are relatively new to both our product development and sales and marketing personnel. There can be no assurance that we will compete effectively or generate significant revenue in these new areas or that we will be able to provide a product offering that will satisfy new customer demands in these areas. The success of Internet computing and, in particular, our current Internet product offering is difficult to predict because Internet computing represents technology that is relatively new to the entire software industry. Additionally, if we are unable to effectively provide a product offering or sell the products we have developed through or with our partners, we could lose a significant amount of the investments we have made in such strategic partnerships. If our expansion into these new business areas or our relationships with our partners are not successful, our business, revenue, and stock price would be materially impacted.

     If use of the Internet for commerce and communication does not increase as we anticipate, our business will suffer. We are offering new and enhanced products and services focused on collaboration with trading partners over the Internet. Our strategy depends on increased acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of the Internet is a recent trend. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business could be seriously harmed if:

     - Use of the Internet and other online services does not continue to increase or increases more slowly than expected

     - The necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion that may occur

     - New standards and protocols are not developed or adopted in a timely manner

     - Concerns about security, reliability, cost, ease of use, accessibility, quality of service, or other factors result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services

     The enterprise software industry is highly competitive, and we may be unable to successfully compete. We compete for customers with a variety of software vendors, including Internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the resource optimization software solutions market segment, providers of financial management systems software products, and numerous small firms that offer products with new or advanced features. Our competitors include:

     - Enterprise resource application software vendors, such as Oracle Corporation, SAP AG, PeopleSoft Inc., each of which currently offers sophisticated enterprise software solutions that incorporate applications that are competitive with our products

     - Supply chain software vendors, including i2 Technologies, Inc. and Manugistics Group Inc.

     - Other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of advanced planning and scheduling software

     - Custom-developed business applications software, such as that from systems consulting groups and IT departments of potential customers

     We believe we differentiate ourselves by delivering technology that enables collaboration and facilitates change, as well as by delivering services and solutions that are in sync with market demands and our customers' expectations. Some of our competitors may have an advantage over us due to their significantly greater financial, technical, marketing, and other resources, or larger installed base. In addition, Oracle Corporation is a competitor whose relational database management system underlies a portion of our installed applications. Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to licensing our software products. We began an outsourcing partner program in fiscal 1998, which we believe address the needs of the marketplace. Some competitors have become more aggressive with their payment terms, discounting practices, and service arrangements, which makes product differentiation more important. If our competitors continue to discount or increase the frequency of their discounts, we may be required to increasingly discount our products. This could have a material adverse effect on our operating margins. Additionally, several of our competitors have well-established relationships with our current or potential customers. These established relationships might prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors also have announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. We can offer no assurances that we can successfully compete against new or existing competitors or that such competition will not materially adversely affect our business, operating results, or financial condition.

     We continue to rely on a number of firms that provide systems consulting, systems integration, services implementation, and customer support services and that recommend our products to potential customers during the evaluation stage. A number of our competitors have better established relationships with such firms, and as a result, these firms may be more likely to recommend our competitors' products over our products. In addition, certain of these third parties compete with us directly in developing and marketing enterprise software applications. If we are unable to maintain or increase our relationships with the third parties that recommend, implement, or support our software, our revenue may be materially impacted.

     We believe the principal differentiating factors affecting the competitive market for our software products are as follows:

     - Responsiveness to customer needs

     - Product flexibility and interoperability

     - Product functionality and collaborative ability

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

     We continue to depend on revenue from customers who use the IBM iSeries platform for a large portion of our total revenue. We continue to be dependent on customers using our software products on the IBM iSeries platform. Although the percentage of our revenue from the iSeries declined as the percentage of our revenue from customers using our products on other platforms increased during fiscal 1999 and 2000, a substantial portion of our installed base of customers uses our software on the iSeries platform. With the formation of the J.D. Edwards WorldSoftware Organization described previously, we will continue to offer enhanced software products for the iSeries market, but there is no guarantee that our customers will license, or purchase support contracts for, these enhanced software products. If we lose iSeries installed-base customers or iSeries market share, we may suffer material adverse effects to our revenue and business.

     A decline in the price of our common stock beyond certain levels as stipulated in the equity forward contracts may require an acceleration of cash requirements. At October 31, 2000, we held forward contracts with an aggregate redemption cost of $89.1 million, which require the purchase at a future date of 2.7 million shares of common stock. A decline in our common stock price below the price stipulated in the contracts may trigger the requirement to collateralize the outstanding exposure. Additionally, the counter-party to the contracts has the right to require an early settlement should the market price of our common stock fall below the price stipulated in the contracts. There can be no assurance that the price of our common stock will remain above the stipulated price and that we will not be required to provide collateral to the counter party or settle the contracts, prior to the contracts' scheduled settlement dates.

     We depend on third-party technology that could result in increased costs or delays in the production and improvement of our software offerings. J.D. Edwards licenses numerous critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to incur additional development costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margins could significantly decrease.

     In some cases, we rely on existing partnerships with other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors.

     Our implementation process may be lengthy, which could result in customer dissatisfaction or damage to our reputation. Our software is complex and affects many different business functions across various functional or geographic areas of an enterprise. This can result in a complex and lengthy implementation process. The implementation process requires the involvement of significant customer resources and can also result in significant risks to the customer. Our OneWorld implementation process is more complex than our WorldSoftware implementation process. Delays in implementation by our business partners or by us may result in customer dissatisfaction or damage to our reputation. This could materially impact our revenue or business.

     We depend to a significant extent on our service revenue. We rely on third-party service providers to implement the OneWorld version of our application suites. Beginning in fiscal 1997, we initiated a strategy of referring customers to business partners who contract directly with our customers for the implementation of OneWorld. During fiscal 2000, our referral revenue increased from fiscal 1999 and resulted in our recognition of less direct consulting revenue and less subcontract consulting revenue, which is generated through third parties. Additionally, compared to fiscal 1999, we had fewer revenue generating consulting employees. In fiscal 2001, we intend to increase the number of direct revenue generating consulting employees due to expected demand for services as well as the intent to increase the number of direct service engagements. We also intend to continue to pursue business partner relationships under both subcontract and referral arrangements, as appropriate, to best meet our customers' needs. This requires our current third-party implementation providers to allocate resources to our OneWorld customers, and we may continue to enter into additional third-party relationships. There can be no assurance that we will establish or maintain relationships with third parties having sufficient resources to provide the necessary services to support the demand of our OneWorld customers. There is no assurance that we can attract the right direct revenue generating consulting employees or have sufficient resources available to perform the implementation services ourselves. If we are unable to establish and maintain effective long-term relationships with such third party implementation providers or if such providers do not meet our customers' needs, our business, operating results, and financial condition could be materially adversely affected.

     Our sales cycle is often lengthy and unpredictable, which could impact our sales. Customers make a substantial capital investment in purchasing our software for division or enterprise-wide essential business purposes. Potential customers spend significant time and resources on determining which software to purchase. This requires us to spend substantial time, effort, and money educating and convincing prospective customers to purchase our software over our competitors. Selling our products requires an extensive sales effort because the decision to license software generally involves evaluation by a significant number of customer personnel in various functional and geographic areas. We also have limited control over which vendor a customer favors or if the customer chooses to delay or forego a purchase. Due to all of these factors, our sales cycle can range from six to 18 months. Since the sales cycle is unpredictable, we cannot forecast the timing or amount of specific sales, and sales vary from quarter to quarter. Additionally, in fiscal 2000, we have increased the overall average license fee transaction size, with approximately 45% or our total license fee revenue being generated from transactions exceeding $1.0 million. The delay to complete one or more large sales could have a material adverse effect on our business, operating results, or financial condition.

     Our continued success depends on our ability to manage growth. Our ability to successfully offer products and services and to implement our business plan in a rapidly evolving market requires an effective planning and management process. Continued growth of our business may place a significant strain on our existing management systems and resources. To compete effectively and manage future growth, we must continue to evaluate and improve the adequacy of our management structure and existing procedures, including our financial and internal controls. If we are not successful, our business, operating results, and financial condition would be materially adversely affected. Additionally, we have focused a significant amount of our resources on the NT and UNIX markets as a result of the development and release of the OneWorld version of our application suites. We also must continue to maintain a focus on the iSeries market. If our efforts to maintain a focus on these markets are unsuccessful, our revenue and business could be materially adversely impacted.

     The introduction of and operation in the euro currency may adversely impact our business. In January 1999, a new currency called the euro was introduced in certain Economic and Monetary Union (EMU) countries. Currently, business in member states of the EMU is conducted in both the existing national currency and the euro. As of January 1, 2002, all EMU countries are expected to be operating with the euro as their single currency. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the euro. Although we currently offer software products that are designed to be euro-currency enabled, and we believe we will be able to accommodate any required euro currency changes, there can be no assurance that our software will contain all the necessary changes or meet all of the related requirements. If our software does not meet all the euro currency requirements, our business, operating results, and financial condition would be materially adversely impacted. In addition, our software may be used with third-party products that may or may not meet the euro currency requirements. Although we continue to take steps to address the impact, if any, of conversion to the euro currency for third-party products, failure of any critical technology components to operate properly in member states of the EMU may adversely affect sales or require us to incur unanticipated expenses to remedy any problems.

     Our international operations and sales subject us to various risks associated with growth outside the U.S. We market and license our products in the U.S. and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 43 international sales offices located throughout Canada, Europe, Asia, Latin America, and Africa. We may to expand our international operations and enter additional markets outside of the U.S. in the future. Expansion would require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization, and marketing of our products for international customers and the development of relationships with international service providers. If revenue generated is not adequate to offset the expense of expanding foreign operations, our business could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

     - Imposition of governmental controls

     - Export license requirements

     - Restrictions on the export of certain technology

     - Cultural and language difficulties

     - The impact of local economic conditions and practices and the impact of a recession in economies outside the U.S.

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

     Due to the volatile business and economic conditions in international markets, particularly in Asia where recovery from the 1999 economic crisis is still in process, we continue to closely monitor any investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with our overall future growth strategies. We have incurred operating losses in some geographic areas, including Asia and certain European countries. Consistent with historical results, we expect that we will continue to recognize a relatively small percentage of our revenue from Asia, certain European countries, and other geographic areas that are impacted by adverse conditions. With our worldwide performance continuing to be negatively impacted by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of our customers. As a result, our investments in some international areas have had, and may continue to have, a material negative impact on our future financial condition and results of operations.

     A significant portion of our revenue is received in currencies other than U.S. dollars and, as a result, we are subject to risks associated with foreign exchange rate fluctuations. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected our total revenue during fiscal 2000, particularly in Europe. For example, based on foreign exchange rates in effect at the beginning of our fiscal year compared to actual rates, total revenue would have been $21.7 million higher than the reported $1.0 billion, or an 8% increase over the prior year compared to the reported 6% increase. Foreign exchange rates could continue to adversely affect our total revenue throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies. There can be no assurances that we will be able to successfully address these challenges in the near term.

     Included in other income were net foreign exchange transaction losses of $422,000 in fiscal 2000 and $568,000 in fiscal 1999. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not have a material adverse effect on our business, operating results, or financial condition.

     The markets in which we compete experience rapid technological change, and we face risks associated with new versions and products and defects that could materially impact our business and revenue. The software market in which we compete is characterized by rapid technological change, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our software products are difficult to estimate. To be successful, we must be able to enhance existing products, develop and introduce new products that keep pace with technological development, satisfy our customers' requirements, and achieve market acceptance. There can be no assurances that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities, or technologies developed by our competitors will not render our products obsolete. We have addressed the need to develop new products and enhancements primarily through internal development efforts, licensing third-party technology, and acquiring technology. However, licensing third-party technology is risky. If we are unable to develop new software products or enhancements, or if such products do not achieve market acceptance, our business, operating results, or financial condition may be materially adversely affected.

     Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release date of new and/or enhanced products, and we cannot provide any assurance that we will not miss future scheduled release dates. The delay of product releases or enhancements, or the failure of such products or enhancements to achieve market acceptance, could materially impact our business and reputation.

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

     We may be unable to compete effectively if we are forced to offer a significant number of fixed-price service contracts. We offer a combination of software, implementation, and support services to our customers. We typically enter into service agreements with our customers, which provide consulting and implementation services on a time and materials basis. We have, from time to time, entered into fixed-price service contracts with certain of our customers. These types of contracts specify that we must obtain certain milestones prior to payment, regardless of the actual costs incurred by us. We believe that such fixed-price service contracts may be offered more frequently by our competitors to differentiate their products and services. As a result, we may be forced to enter into more of such contracts. We can offer no assurance that we can successfully complete these contracts on budget or that our inability to do so would not have a material adverse effect on our business and ability to effectively compete in the market.

     We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel. Our success depends, to a significant extent, upon a limited number of members of our senior management and other key employees. The loss of one or more of our key employees could result in a material adverse effect to our business. Additionally, we do not maintain key-man life insurance on our chief executive officer or other key personnel.

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

     We have limited protection of our proprietary technology and intellectual property and face potential infringement claims. Our success depends, in part, on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, and customers. We currently have seven U.S. patents, one Canadian patent, and one Japanese patent directed to various aspects of our software application suites. We pursue the registration of certain of our trademarks and service marks in the U.S. and in certain other countries. However, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and effective patent, copyright, trademark, and trade-secret protection may not be available in other jurisdictions. Nevertheless, we believe that the following factors are more essential to protecting our technology leadership position:

     - Technological and creative skills of our personnel

     - New product developments

     - Frequent product enhancements

     - Name recognition

     - Customer education and support

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

     We generally license our products to end users through our standard license agreement. Each agreement is negotiated individually and may contain variations. We also license our products to independent third-party distributors with a right to sub-license. Although we establish the conditions under which our products are licensed by our distributors to end users, there can be no assurance that our distributors do not deviate from such conditions.

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

     We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. There can be no assurance that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any of these licenses would result in delays or reductions in product shipments until we could identify, license, or develop and integrate equivalent technology. Any such delays or reductions in product shipments would materially adversely affect our business, operating results, or financial condition. Although we are generally indemnified by third parties against claims that such third -- parties' technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure in the event that technology licensed from a third party infringes another party's proprietary rights. We currently do not maintain liability insurance to protect against this risk. There can be no assurance that such infringement claims will not be asserted against the Company or that such claims would not materially impact our business. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

     Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased cost of doing business. Due to increasing popularity and use of the Internet, it is possible that state and federal regulators could adopt laws and regulations that impose additional burdens on companies conducting business online. For example, the growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel, and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could decrease the expansion of the Internet, causing our costs to increase and our growth to be harmed.

     We may not successfully integrate or realize the intended benefits of our acquisitions. We acquired The Premisys Corporation in February 1999, Numetrix in June 1999, and J.D. Edwards New Zealand, Ltd. in March 2000. In addition, we have acquired product source code rights to help broaden and strengthen our product portfolio. The success of these and future acquisitions depends primarily on our ability to:

     - Integrate acquired software with our existing products and services

     - Retain, motivate, and integrate acquired personnel

     - Integrate multiple information systems

     While we have integrated operations and made significant progress with the market acceptance of the products acquired and integrated from The Premisys Corporation and Numetrix, we may not realize the full benefits that we anticipated when we made these acquisitions. Our failure to successfully gain market acceptance of these products or to gain market share in Australia and New Zealand as a result of company acquisitions could seriously harm our business, operating results and financial condition.

     In addition, we may make future acquisitions or enter into other agreements that may not be successful. In the future, we may acquire additional businesses, products, and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures, and management's integration of acquired businesses, products, or technologies, could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to integrate any acquired business, product, or technology with our existing operations or train, retain, and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product, or technology, or train, retain, and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

     We face risks associated with the security of our products. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users. Such break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Break-ins include such things as hackers bypassing firewalls and accessing confidential information. Addressing problems caused by such break-ins may have a material adverse effect on our business.

     Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the defects listed above, such provisions may not be effective. Existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions could affect their enforceability. To date, we have not experienced any such product liability claims, but there can be no assurance that this will not occur in the future. Because our products are used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.

     Our stock price is volatile, and there is a risk of continuing litigation. The trading price of our common stock has, in the past, and may, in the future, be subject to wide fluctuations in response to factors including, but not limited to, the following:

     - Quarterly revenue or results of operations fail to meet the expectations, published or otherwise, of the investment community

     - Announcements of technological innovations made by us or our competitors

     - Our or our competitors' new products or the acquisition of significant customers

     - Developments with respect to our or our competitors' patents, copyrights, or other proprietary rights

     - Changes in recommendations or financial estimates by securities analysts

     - The announcement of acquisitions or other significant transactions by the us or our competitors

     - Changes in management

     - Conditions and trends in the software industry in general

     - General market and economic conditions and other factors

     Fluctuation in the price of our common stock may expose us to the risk of securities class action lawsuits. As a result of the declines in the price of our common stock during fiscal 1998, one such lawsuit is being maintained against J.D. Edwards & Company. Although we believe this lawsuit is without merit, defending against it could result in substantial cost and divert management's attention and resources. In addition, any settlement or adverse determination of this lawsuit could subject us to significant liability. There can be no assurance that there will not be additional lawsuits in the future.

     Our restructuring could result in business distractions. We recently undertook a restructuring in the third quarter of fiscal 2000 involving, among other things, a reduction of the workforce by 775 employees worldwide. This reduction could result in prospects or customers deciding to delay or not purchase our products due to the perceived uncertainty caused by the restructuring. There can be no assurances that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not be incurred again in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in a future quarter. In addition, employees directly affected by the reduction may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with the Company at the time of hire, there can be no assurances that the confidential nature of certain proprietary Company information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract, train, and retain highly skilled managerial, sales, and marketing personnel. There can be no assurances that we will not have difficulty attracting skilled employees as a result of a perceived risk of future workforce reductions. Additionally, employment candidates may demand greater incentives in connection with their employment. We may grant options or other stock-based awards to attract and retain personnel, which could dilute our existing stockholders. Further, the failure to attract, train, retain, and effectively manage employees could increase our costs, hurt our development and sales efforts, or cause a degradation in the quality of our customer service.

     Control by existing shareholders could significantly influence matters requiring stockholder approval. As of January 5, 2001, J.D. Edwards' executive officers, directors, and entities affiliated with both, in the aggregate, beneficially owned approximately 21.3% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

     Our anti-takeover provisions and Delaware law could materially impact our stockholders. Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. This could adversely affect the market price of our common stock and impact the value of our stockholders' investment.

ITEM 2. PROPERTIES

     Our corporate headquarters and executive offices are in Denver, Colorado, where we lease approximately 812,000 square feet of space in multiple facilities. The leases on these facilities expire at various dates ranging from 2001 through 2004. We also lease approximately 430,000 square feet of space, primarily for regional sales and support offices, elsewhere in the U.S. Additionally, we lease approximately 522,000 square feet of office space in countries outside the U.S., used primarily for sales and support offices. Expiration dates on sales and support office leases range from 2000 to 2023. We believe that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months. See Note 11 of Notes to Consolidated Financial Statements for information regarding our obligations under facilities leases and financing activities.

ITEM 3. LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the U.S. District Court for the District of Colorado against J.D. Edwards and certain of our officers and directors. The complaint purports to be brought on behalf of purchasers of our common stock during the period between January 22, 1998, and December 3, 1998. The complaint alleges that the Company and certain of our officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action, and a consolidated amended complaint was filed on March 21, 2000. On May 9, 2000, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the motion to dismiss for January 12, 2001.

     We believe these complaints are without merit and we will vigorously defend the Company and our officers and directors against such complaints. Nevertheless, we currently are unable to determine (i) the ultimate outcome of the lawsuits, (ii) whether resolution of these matters will have a material adverse impact on our financial position or results of operations, or (iii) a reasonable estimate of the amount of loss, if any, which may result from resolution of these matters.

     We are involved in certain other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of such other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers as of October 31, 2000, and their ages as of January 5, 2000, are as follows:

NAME                          AGE   POSITION(S)
----                          ---   -----------
C. Edward McVaney...........  60    President and Chief Executive Officer
David E. Girard.............  45    Executive Vice President and Chief Operating Officer
Richard E. Allen............  43    Executive Vice President, Finance and Administration,
                                    Chief Financial Officer
Gerry E. Bleau..............  49    Senior Vice President, Canada, Asia Pacific, Latin
                                    America
Nigel R. Pullan.............  44    Senior Vice President, Europe, Middle East, Africa
Donald C. White.............  44    Senior Vice President, United States
Glenn C. Tubb...............  47    Senior Vice President, Product Development
Brian A. McKeon.............  45    Senior Vice President, Global Customer Services
David A. Siebert............  42    Group Vice President, WorldSoftware and Channel
                                    Operations
Pamela L. Saxton............  48    Vice President of Finance, Controller, and Chief
                                    Accounting Officer
Richard G. Snow, Jr. .......  55    Vice President, General Counsel, and Secretary

     C. Edward McVaney has been President and Chief Executive Officer of the Company since April 2000 and has been Chairman of the Board of Directors of the Company since inception. Mr. McVaney held the positions of President and Chief Executive Officer from the Company's inception in March 1977 to October 1998, except that Mr. McVaney did not act as President of the Company from September 1987 through September 1991.

Mr. McVaney holds a B.S. in mechanical engineering from the University of Nebraska and an M.B.A. from Rutgers University.

     David E. Girard has been Executive Vice President and Chief Operating Officer of the Company since November 1998. From November 1997 to October 1998, he was Senior Vice President. He was Vice President and General Manager of the East Area from May 1994 through October 1997. Mr. Girard holds a B.S. in marketing from the University of Connecticut and attended the Columbia Executive Marketing Management Program at Columbia University.

     Richard E. Allen has been Executive Vice President, Finance and Administration, and Chief Financial Officer since August 2000. Mr. Allen was Senior Vice President, Finance and Administration, from November 1997 to August 2000 and Chief Financial Officer, Treasurer, and Assistant Secretary since January 1990. From January 1990 through October 1997, he was Vice President, Finance and Administration. From August 1985 to September 1994, Mr. Allen served as Controller of the Company and as Secretary from March 1986 to January 1990. Mr. Allen holds a B.S. in business administration from Colorado State University.

     Gerry E. Bleau has been Senior Vice President, Canada, Asia Pacific, and Latin America (CAPLA), since November 1999. From November 1997 to November 1999, he was Vice President and General Manager of J.D. Edwards Canada and also managed the integration of Numetrix into J.D. Edwards. From July 1993 to November 1997, he was Director of J.D. Edwards Canada. Mr. Bleau holds a bachelor of commerce in quantitative methods and an M.B.A. from Concordia University in Montreal.

     Nigel R. Pullan has been Senior Vice President, Europe, Middle East, and Africa (EMEA), since November 1998. From November 1995 to November 1998 he was Managing Director of the J.D. Edwards United Kingdom office, and from November 1994 to November 1995 he served as Vice President of Client Services EMEA. He joined the Company in 1990 as a Consulting Manager for Manufacturing and Distribution. Mr. Pullan holds a B.A. and an M.A. in mathematics from Oxford University.

     Donald C. White has been Senior Vice President, U.S., since November 1999. From November 1997 to November 1999, he was Vice President and General Manager of the U.S. Central Area. From November 1995 to November 1997 he was Vice President of Worldwide Sales, and from November 1994 to November 1995 he was Director of the International Energy and Chemical Business Unit. Mr. White holds a B.A. in marketing from the University of Northern Colorado.

     Glenn C. Tubb has been Senior Vice President, Product Development, since September 2000. From March 2000 to August 2000, he was Vice President, Supply Chain Systems. He held the position of Managing Director of J.D. Edwards New Zealand, Ltd., a J.D. Edwards business partner that we acquired in March 2000. Mr. Tubb holds a B.S. in accounting from Northern Arizona University and an M.B.A. in finance from the University of Colorado.

     Brian A. McKeon has been Senior Vice President, Global Customer Services, since November 1999. From November 1997 to November 1999, he was Vice President of Client Services, and from January 1991 to November 1997 he was Director of Client Services. Mr. McKeon holds a B.S. in accounting from Ramapo College.

     David A. Siebert has been Group Vice President, WorldSoftware and Channel Operations, since June 2000. From November 1997 to June 2000, he was Business Unit Director of the U.S. Central area. From May 1996 to November 1997, he was Industry Marketing Director and Director of Worldwide Marketing Consulting. Mr. Siebert holds a B.A. in business administration from Bethel College and an M.B.A. in operations management from DePaul University.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock is listed on the Nasdaq National Market under the symbol "JDEC." The following table sets forth the high and low closing sale prices per share of our common stock for the fiscal periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
1999
  First Quarter.............................................  $37.38   $20.31
  Second Quarter............................................   20.88    11.06
  Third Quarter.............................................   21.63    12.25
  Fourth Quarter............................................   24.81    14.56
2000
  First Quarter.............................................  $40.81   $22.81
  Second Quarter............................................   44.98    15.38
  Third Quarter.............................................   18.50    10.50
  Fourth Quarter............................................   26.75    13.06

     As of January 5, 2001, there were 717 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividend on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

     (b) We have an active stock repurchase program, that was primarily designed to offset the effects of share issuances under our option plans and our employee stock purchase plan. (See Note 4 of Notes to Consolidated Financial Statements.) One element of the program is effecting such stock repurchases through forward purchases and put and call transactions. During fiscal 2000, we entered into equity derivative contracts for the purchase of 5.2 million common shares in accordance with the share repurchase plan, and we settled contracts for the repurchase of 2.5 million shares for a total of $90.5 million in cash. As of October 31, 2000, approximately 1.9 million remaining shares were held as treasury stock to fund future stock issuances and we held forward contracts requiring the purchase at a future date of 2.7 million shares of common stock at an average cost of $32.17 per share.

     All of these transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. We did not make a public solicitation in the placement of these securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statements of operations data provided below for the years ended October 31, 1998, 1999, and 2000, and the consolidated balance sheet data as of October 31, 1999 and 2000, are derived from, and are qualified by reference to, our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended October 31, 1996 and 1997, and the consolidated balance sheet data as of October 31, 1996, 1997, and 1998, are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period. We have never declared or paid any cash dividend on our common stock. (See "Consolidated Financial Statements" under Item 14(a).) The following selected consolidated financial data should be read in conjunction with "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                              YEAR ENDED OCTOBER 31,
                                                             ---------------------------------------------------------
                                                               1996        1997       1998        1999         2000
                                                             ---------   --------   --------   ----------   ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue:
  License fees.............................................  $ 180,366   $248,707   $386,081   $  312,817   $  419,103
  Services.................................................    297,682    399,105    547,901      631,414      581,962
                                                             ---------   --------   --------   ----------   ----------
        Total revenue......................................    478,048    647,812    933,982      944,231    1,001,065
Costs and expenses:
  Cost of license fees.....................................     27,443     36,444     43,404       29,882       59,963
  Cost of services.........................................    184,846    244,640    349,689      408,293      366,081
  Sales and marketing......................................    128,759    176,031    261,400      334,201      367,050
  General and administrative...............................     53,052     69,850     83,450       94,241       97,556
  Research and development.................................     40,321     60,591     89,401      109,206      166,866
  Amortization of acquired software and other acquired
    intangibles(1).........................................         --         --         --        9,488       25,044
  Acquired in-process research and development(1)..........         --         --         --       26,141           --
  Restructuring and other related charges(2)...............         --         --         --           --       28,016
                                                             ---------   --------   --------   ----------   ----------
        Total costs and expenses...........................    434,421    587,556    827,344    1,011,452    1,060,576
Operating income (loss)....................................     43,627     60,256    106,638      (67,221)     (59,511)
Other income (expense):
  Interest and dividend income.............................        629      1,686     15,294       19,324       14,980
  Gain on sale of equity investments and product line......         --         --         --           --       24,582
  Foreign currency losses and other, net...................     (2,302)    (2,616)    (3,729)        (268)        (683)
                                                             ---------   --------   --------   ----------   ----------
Income (loss) before income taxes..........................     41,954     59,326    118,203      (48,165)     (20,632)
  Provision for (benefit from) income taxes................     15,628     22,098     43,735       (8,941)      (5,210)
                                                             ---------   --------   --------   ----------   ----------
Net income (loss)..........................................  $  26,326   $ 37,228   $ 74,468   $  (39,224)  $  (15,422)
                                                             =========   ========   ========   ==========   ==========
Net income (loss) per common share(3):
  Basic....................................................  $    0.33   $   0.46   $   0.76   $    (0.37)  $    (0.14)
                                                             =========   ========   ========   ==========   ==========
  Diluted..................................................  $    0.30   $   0.39   $   0.68   $    (0.37)  $    (0.14)
                                                             =========   ========   ========   ==========   ==========
Shares used in computing per share amounts:
  Basic....................................................     79,044     80,546     98,264      105,378      109,376
  Diluted..................................................     87,667     96,500    109,993      105,378      109,376

                                                                                  OCTOBER 31,
                                                              ----------------------------------------------------
                                                                1996     1997(4)      1998       1999       2000
                                                              --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 25,554   $224,437   $183,115   $113,341   $180,674
Short and long-term marketable securities and other
  investments...............................................        --    138,560    351,194    309,110    156,892
Total assets................................................   243,786    643,037    950,473    940,528    951,041
Mandatorily redeemable shares, at redemption value(5).......    47,024         --         --         --     89,113
Stockholders' equity........................................    22,902    396,861    583,996    592,720    470,998

---------------

(1) During fiscal 1999 and 2000, we completed business acquisitions that resulted in charges associated with amortization of acquired intangible assets and the write-off of in-process research and development. See Note 8 of Notes to Consolidated Financial Statements in Item 14.

(2) In May 2000, our board of directors approved a global restructuring plan resulting in charges to operations. For a discussion on the restructuring, see Note 7 of Notes to Consolidated Financial Statements in Item 14.

(3) For a discussion of the computation of earnings per common share and weighted average common shares outstanding, see Note 1 of Notes to Consolidated Financial Statements in Item 14.

(4) We completed our initial public offering (IPO) in September 1997 that generated $276.5 million in net proceeds for the Company. Upon closing the IPO, the mandatory redemption feature of our mandatorily redeemable shares was eliminated.

(5) At October 31, 2000, we held certain forward purchase contracts requiring full physical settlement, and the aggregate redemption cost of $89.1 million is included in temporary equity with a corresponding decrease in additional paid-in capital. For a discussion on the share repurchase program, see Note 4 of Notes to Consolidated Financial Statements in Item 14.

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

OVERVIEW

     J.D. Edwards is a leading provider of agile, collaborative solutions for the Internet economy. Our open solutions give organizations the freedom to choose how they assemble internal applications and how they collaborate with partners and customers across the supply chain to increase competitive advantage. For more than 20 years, we have developed, marketed, and supported innovative, flexible solutions essential to running complex and fast-moving multi-national organizations -- helping over 6,000 customers of all sizes leverage existing investments and benefit from new technologies.

     We distribute, implement, and support our products worldwide through 60 offices and nearly 400 third-party business partners, including sales, consulting, and outsourcing partners with offices throughout the world. Our customers use our software at over 9,400 sites in more than 100 countries.

     Our total revenue exceeded $1.0 billion for fiscal 2000 compared to $944.2 million in total revenue for fiscal 1999, realizing the highest annual revenue achieved in our history. This was driven by license fee revenue growth of 34% to $419.1 million in fiscal 2000 from $312.8 million in fiscal 1999. Our financial results reflected an operating loss of $20.6 million for fiscal 2000, an improvement from an operating loss of $48.2 million for fiscal 1999. Our results were negatively impacted by the weakening of the euro and other foreign currencies against the U.S. dollar during fiscal 2000, and our operating loss was $5.8 million greater as a result of the foreign exchange rates effective during fiscal 2000 compared the fiscal 1999 exchange rates. Included in the operating loss for fiscal 2000 was a restructuring charge of $28.0 million and amortization of acquired software and other intangibles of $25.0 million. Comparatively, the operating loss in fiscal 1999 included expenses for acquired in-process research and development (IPR&D) of $26.1 million and amortization of acquired software and other intangibles totaling $9.5 million. The net loss for fiscal 2000 was $15.4 million, or $0.14 per share, an improvement from the net loss of $39.2 million, or $0.37 per share for fiscal 1999. Reducing the reported net loss for fiscal 2000 was an $18.9 million gain from sales of certain investments and a $5.7 million gain related to the sale of a product line. Excluding all acquisition-related charges, restructuring charges, and the gains on equity investments and product line sales, we reached a fiscal 2000 profit of $4.9 million, or $0.04 per share, compared to a net loss of $7.9 million, or $0.07 per share for fiscal 1999 on a comparable basis. See "Other Data Regarding Results of Operations" for a reconciliation of the comparable results for fiscal 1999 and 2000.

     During fiscal 2000, we completed an acquisition of our longstanding business partner serving Australia and New Zealand, J.D. Edwards New Zealand, Ltd. (JDE-NZ), expanding our reach in the Asia Pacific region. Additionally, in fiscal 1999, we completed acquisitions of two privately held companies, Numetrix, Ltd. (Numetrix), and The Premisys Corporation. These investments further extended our supply chain planning and fulfillment solutions as well as our ability to compete for business beyond the traditional enterprise software market. All acquisitions were accounted for as purchases and, accordingly, operating expenses were impacted in fiscal 1999 and fiscal 2000 subsequent to the consummation dates of the acquisitions primarily as a result of IPR&D charges and amortization of acquired intangible assets and goodwill, as well as other incremental operating expenses.

     Additionally, during fiscal 2000, we implemented a restructuring plan directed towards reducing our infrastructure and operating expenses. We will continue to realize savings from, among other things, the elimination of 775 employee positions worldwide and a reduction in office space and related overhead expenses as a result of the restructuring plan. We incurred a $28.0 million restructuring charge during fiscal 2000 related to this restructuring plan. For further details on the restructuring actions, see "Restructuring and Related Charges."

     Since 1998, we have formed reseller and product-right relationships with organizations whose products enhance our solutions. This allows us to manage internal development resources, while at the same time offering our customers a broad spectrum of products and services. We have signed reseller agreements with companies including Siebel(R) Systems, Inc. (Siebel), Ariba(R), Inc. (Ariba), Extensity(R), Inc. (Extensity), Atlas Commerce, and MicroStrategy, Inc. (Microstrategy). The terms of each third-party agreement vary; however, as we recognize license revenue under the reseller provisions in these agreements, a related royalty is charged to cost of license fees. Additionally, we have signed agreements with Proforma, Inc. (Proforma), a provider of business process modeling solutions, webMethods, Inc. (webMethods), formerly Active Software, Inc., a provider of open solutions for business-to-business integration, and Netfish Technologies, Inc. (Netfish), a process integration provider. The Proforma, webMethods, and Netfish agreements represent an investment in their products, embedded or currently being embedded into our OneWorld(R) software. These product investments are capitalized as software development costs during fiscal 2000 and are amortized to cost of license fees on a straight-line basis over the estimated useful lives of the assets once the functionality is integrated and available for general release in the J.D. Edwards software solutions. As a result of the reseller agreements and product investments, the gross margin on total license fee revenue has declined and may be reduced further in future years. For fiscal 2000, a limited portion of total license fee revenue was generated from sublicensing products included in reseller arrangements. There can be no assurance that future license revenue from these third-party arrangements will increase or will be sufficient to cover the cost of these agreements.

     We historically have experienced and expect to continue to experience a high degree of seasonality. Because our operating expenses are typically relatively fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. First fiscal quarter revenue and results from operations historically have been lower than those in the immediately preceding fourth quarter. We believe that these seasonal factors are common in the software industry. See "Factors Affecting The Company's Business, Operating Results, and Financial Condition -- Our quarterly financial results are subject to significant fluctuations and a failure to meet expectations could adversely impact the price of our stock."

     We believe that the traditional enterprise software market will continue to grow but at a slower pace than was evident in the past decade. The traditional enterprise market focuses on automating internal operations, such as manufacturing, human resources, finance, and distribution. Many companies have already automated internal operations. The traditional enterprise market is now largely a replacement market; we believe that companies will replace their enterprise software approximately every five to seven years. While the traditional enterprise market slows somewhat, we believe that there will be strong growth in an emerging market generally described as collaborative commerce (c-commerce). Now that enterprises have largely automated their internal processes, they are turning their attention to automating external processes in order to achieve further competitive advantage. External processes are those processes that link an enterprise with its customers, suppliers, and partners. We believe that the growth in the c-commerce market will be dramatic and intend to position ourselves as a leader in that market. We also believe that interoperability (the ability for unlike software packages to exchange information with each other) and supply chain planning will be crucial for success in the c-commerce market. During fiscal 2000, we significantly improved our c-commerce product suite by incorporating interoperability technologies, and by enhancing and integrating our OneWorld Advanced Planning module (formerly Numetrix's technology). We believe we have enhanced our market position by launching a major branding campaign around the concept of c-commerce and open systems technologies. However, there can be no assurance that we will become a leader in the c-commerce marketplace or that this emerging market will experience substantial growth.

     We have actively addressed our future operating plans and are taking the necessary steps, including our restructuring plan, to remain competitive in the future and to continue building a leadership position in the c-commerce market. Based on current projections for fiscal 2001, we expect growth in license fee revenue and total revenue, as well as an improvement in operating margins. However, the uncertainty in the traditional enterprise applications market, challenges of emerging new markets, potential slowdown in global economic conditions, and strong competitive forces could reduce or eliminate our growth in revenue and improvements in operating margins. These uncertainties have made forward-looking projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth that will be achieved, if any, or of a return to net profitability or that our financial condition, results of operations, and market price of our common stock will not continue to be adversely affected by the aforementioned factors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                               YEAR ENDED OCTOBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Revenue:
  License fees..............................................   41.3%    33.1%    41.9%
  Services..................................................   58.7     66.9     58.1
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Costs and expenses:
  Cost of license fees......................................    4.7      3.1      5.9
  Cost of services..........................................   37.4     43.2     36.6
  Sales and marketing.......................................   28.0     35.4     36.7
  General and administrative................................    8.9     10.0      9.7
  Research and development..................................    9.6     11.6     11.7
  Amortization of acquired software and other acquired
     intangibles............................................     --      1.0      2.5
  Acquired in-process research and development..............     --      2.8       --
  Restructuring and other related charges...................     --       --      2.8
                                                              -----    -----    -----
          Total costs and expenses..........................   88.6    107.1    105.9
Operating income (loss).....................................   11.4     (7.1)    (5.9)
Other income, net...........................................    1.3      2.0      3.9
                                                              -----    -----    -----
Income (loss) before income taxes...........................   12.7     (5.1)    (2.0)
  Provision for (benefit from) income taxes.................    4.7      (.9)     (.5)
                                                              -----    -----    -----
Net income (loss)...........................................    8.0%    (4.2)%   (1.5)%
                                                              =====    =====    =====
Gross margin on license fee revenue.........................   88.8%    90.4%    85.8%
Gross margin on service revenue.............................   36.2%    35.3%    37.0%

  Fiscal Years Ended October 31, 1999 and 2000

     Total revenue. We license software under non-cancelable license agreements and provide related services, including consulting, support, and education. We recognized revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions," as well as Technical Practice Aids (TPA) issued from time to time by the American Institute of Certified Public Accountants. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until our fourth quarter of fiscal 2001. We have evaluated the impact of SAB No. 101 and believe that it will not have a material impact on our consolidated financial position, results of operations, or current licensing or revenue recognition practices.

     Consulting and education services are not essential to the functionality of our software products, are separately priced, and are available from a number of suppliers. Revenue from these services is recorded separately from the license fee. We recognize license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms in excess of 12 months from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting and education services is recognized as services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services. We do not require collateral for receivables and reserves are maintained for potential losses.

     We seek to provide our customers with high-quality implementation and education services in the most efficient and effective manner. In some cases where we do not provide the services directly, we subcontract such work through third-party implementation support partners. In addition, we have consulting alliance partnerships with leading consulting companies to provide customers with both technology and application implementation support, offering expertise in business process reengineering and knowledge in diversified industries. These business partners contract directly with customers for the implementation of our software, and we recognize revenue from a referral fee received from the business partner and incur no related cost of services.

     In fiscal 2000, our total revenue exceeded $1.0 billion compared to $944.2 million in total revenue for fiscal 1999, a 6% increase and the highest annual revenue achieved in our history. This was driven by license fee revenue growth of 34% to $419.1 million in fiscal 2000 from $312.8 million in fiscal 1999. The revenue mix between license fees and services was 41.9% and 58.1%, respectively, for fiscal 2000 compared to 33.1% and 66.9%, respectively, for fiscal 1999. The significant change in revenue mix was primarily due to less demand for software implementations and education following the reduced licensing activity in fiscal 1999, continuing through the transition to the Year 2000. Additionally, higher license fee growth during fiscal 2000, fewer revenue-generating consulting employees and our recognition of less direct consulting revenue and less subcontract consulting revenue generated through third parties significantly contributed to the change. The growth in license fees revenue for fiscal 2000 was driven in part by our ability to offer a broad and integrated supply chain planning solution.

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected our total revenue during fiscal 2000, primarily as a result of the weakening of the euro exchange rates against the U.S. dollar. Based on foreign exchange rates in effect at the beginning of our fiscal year compared to actual rates, total revenue would have been $21.7 million higher than the reported $1.0 billion, or an 8% increase over the prior year compared to the reported 6% increase. Foreign exchange rates could continue to adversely affect our total revenue throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies.

     Generally, operating margins are higher on domestic revenue than on international revenue. Additionally, operating margins are usually higher in the geographic areas where our operations are more established than in the geographic areas we entered more recently. International revenue as a percentage of total revenue ranged between 35% and 39% for each of the past three fiscal years. Geographically, the overall revenue growth for fiscal 2000 compared to fiscal 1999 was led by sales performance in the U.S. The geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 65%, 20%, and 15% of total revenue, respectively, for fiscal 2000. For fiscal 1999, the U.S., EMEA, and the rest of the world accounted for 61%, 24%, and 15% of total revenue, respectively.

     License fees. License fee revenue increased 34% to $419.1 million for fiscal 2000 from $312.8 million for fiscal 1999, primarily due to an increase in the overall average license fee transaction size in fiscal 2000, with over 70 transactions exceeding $1.0 million compared to 35 transactions exceeding $1.0 million in fiscal 1999. Approximately 45% of our total license fee revenue was generated from the transactions exceeding $1.0 million during fiscal 2000. The percentage of revenue from new customers was 46% for fiscal 2000 compared to 49% for fiscal 1999. The mix of revenue from new and existing customers varies from year to year, and future growth is dependent on our ability to both retain our installed base of customers while adding new customers. There can be no assurance that our license fee growth, results of operations, and financial condition will not be adversely affected in future periods as a result of downturns in global economic conditions or intensified competitive pressures, or that our operational investments for the long term will be successful.

     We increased our number of customers by 9% during fiscal 2000 to over 6,000 at October 31, 2000. Our revenue mix has continued to shift toward our OneWorld applications available for the Windows NT and UNIX platforms. During fiscal 2000, 43% of license activity was due to customers using the Windows NT or UNIX platforms compared to 33% in fiscal 1999. We expect that an increasing portion of our future license fee revenue will be generated from customers using Windows NT or UNIX platforms. However, there can be no assurance that we will generate increasing amounts of revenue from NT and UNIX platforms.

     Services. Services revenue includes fees generated by personnel providing direct services to customers, including consulting, support, and education, and fees generated through third parties for subcontracted services as well as referral fees from service providers who contract directly with customers. Services revenue declined by 8% to $582.0 million for fiscal 2000 from $631.4 million for the year ended October 31, 1999. This decrease was primarily a result of less demand for software implementations and education following the reduced licensing activity in fiscal 1999, continuing through the first half of our fiscal year 2000 due to customers' concerns regarding potential Year 2000 systems issues. Additionally, our recognition of less direct consulting revenue and less subcontract consulting revenue generated through third parties significantly contributed to the change. Beginning in fiscal 1997, we initiated a strategy of referring customers to service providers who contract directly with our customers for the implementation of OneWorld. During fiscal 2000, our referral revenue increased from fiscal 1999 and resulted in the recognition of less direct consulting revenue and subcontract consulting revenue generated through third parties. The subcontracted consulting and education revenue decreased 35% in fiscal 2000 compared to last year. Direct services decreased 2% in fiscal 2000 from fiscal 1999. The services revenue generated through subcontracted work accounted for 39% of the total consulting and education services revenue for fiscal 2000, compared to 49% for fiscal 1999. Additionally, compared to fiscal 1999, we had fewer revenue-generating consulting employees, which contributed to the decrease in direct services revenue. In fiscal 2001, we intend to improve utilization of our existing consulting staff and increase the number of direct revenue-generating consulting employees due to expected demand for services and our intention to increase the number of direct service engagements. We also intend to continue to pursue business partner relationships under both subcontract and referral arrangements, as appropriate, to best meet our objectives and our customers' needs.

     Customer support revenue increased in fiscal 2000, which somewhat offset the decline in consulting and education services, due to our growing installed base of customers and consistent maintenance renewal rates compared to fiscal 1999. In fiscal 2001, customer support revenue is expected to rise due to an overall increase in pricing for maintenance together with the strong license revenue growth in fiscal 2000. Additionally, we are offering certain new premium levels of support to our new and existing customers at a higher price. There can be no assurance, however, that we will maintain consistent maintenance renewal rates in the future due to the increase in prices or the level of maintenance revenue growth, if any, that will result from the premium level of customer support being offered.

     As a percentage of total revenue, services revenue decreased during fiscal 2000 compared to fiscal 1999. This decline in the services mix was due to growth in license fee revenue coupled with the decreases in consulting services and decline in education revenue during fiscal 2000. In any fiscal year, total services revenue is dependent on license transactions closed during the current and preceding years, the growth in our installed base of customers, the amount and size of consulting engagements, the level of competition from alliance partners for consulting and implementation work, the number of Company and service provider consultants available to staff engagements, the number of customers referred to alliance partners for consulting and education services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and education courses, and the number of customers purchasing education services.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including payments to third parties related to internal projects and contractual payments to third parties for embedded products), documentation, and software delivery expenses. The total dollar amount for the cost of license fees increased 101% to $60.0 million for the fiscal year 2000 from $29.9 million for fiscal 1999. The increase for fiscal 2000 was primarily due to reseller royalties on Siebel and Ariba software transactions, in addition to royalties for certain embedded products.

     Capitalized OneWorld costs were fully amortized early in fiscal 2000. Amortization of capitalized OneWorld costs was $4.8 million for fiscal 1999 and $1.0 million for fiscal 2000. We capitalized additional software development costs in the amount of $43.4 million for fiscal 2000. These costs related to investments in third-party products that have been or will be embedded into OneWorld and provide new functionality. Additionally, we capitalized payments for outsourced development and internal costs for major product enhancements. Amortization of a significant portion of these capitalized costs is expected to begin in the second quarter of fiscal 2001 and will continue over the estimated useful lives of the products, which are generally three years. Additional costs for these and other development projects are expected to be capitalized in future periods given the current product development plans.

     Gross margin on license fee revenue varies from year to year depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products that are subject to royalty payments. The gross margin for fiscal 2000 was significantly impacted primarily by the increase in reseller royalty expense from Siebel and Ariba software transactions. The fiscal 2000 gross margin on license fee revenue decreased to 86% from 90% for fiscal 1999 as a result of these reseller royalties. Due to the reseller royalties and capitalized software amortization, total cost of license fees are expected to increase in the future. As a result, gross margins on license fee revenue are expected to decline compared to prior years.

     Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. Cost of services decreased 10% to $366.1 million for fiscal 2000 from $408.3 million in fiscal 1999. The decrease was primarily due to a smaller portion of services revenue generated through subcontracted work, which decreased the related third-party subcontract costs. The gross margin on services revenue increased to 37% for fiscal 2000 compared to 35% for fiscal 1999 primarily due to a change in the mix of total services revenue. Customer support revenue, which has a higher margin than consulting and education, increased as a percentage of total services revenue. Gross margins on services revenue for fiscal 2001 depend on the mix of total services revenue, the impact of our maintenance price increase, the extent to which we are successful in increasing the number of revenue-generating consulting employees and the number of direct service engagements, improving utilization of our existing consulting staff, and the extent to which we utilize our service partner relationships under either subcontract or referral arrangements.

     Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense increased 10% to $367.1 million for fiscal 2000 from $334.2 million for fiscal 1999, representing 36.7% and 35.4% of total revenue, respectively. The increase is primarily a result of commissions associated with the growth in software license fee revenue, higher advertising and promotion expenditures, and increased salaries due to the competitive market for personnel in fiscal 2000.

     General and administrative. General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense increased 4% to $97.6 million for fiscal 2000 from $94.2 million for fiscal 1999, representing 9.7% and 10.0% of total revenue, respectively. The total dollar amount of expense was slightly higher in fiscal 2000 compared to the prior year primarily due to an increase in salaries, contract professional services, and certain other costs. General and administrative expenses as a percentage of total revenue remained essentially flat primarily due to increased efficiencies within support functions to manage the overall growth in our operations.

     Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, enhancements, upgrades, testing, quality assurance, documentation, and translation, net of any capitalized costs. R&D expense increased 7% to $116.9 million for fiscal 2000 compared to $109.2 million for fiscal 1999, representing 11.7% and 11.6% of total revenue, respectively. The increase in dollar amount was primarily due to an increase in headcount and higher salaries due to the competitive market for personnel, together with increases in related facilities and computer systems necessary to meet product development objectives, offset by costs capitalized during fiscal 2000. Including capitalized development expenditures, research and development expenditures were $159.9 million for fiscal 2000, or 16% of total revenue.

     During fiscal 2000, we devoted development resources primarily to major enhancements and new products associated with our OneWorld application suites, such as the September 2000 release of OneWorld Xe, as well as the integration of our internally developed applications with acquired applications and those of third parties. We also completed certain significant enhancements to our WorldSoftware functionality, including advanced planning capabilities and Web-enablement.

     In addition to our internal R&D activities, we outsourced the development of software for a specialized industry, and we acquired source code rights for certain enterprise interface applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During fiscal 2000, we capitalized $12.0 million associated with internal costs and $31.4 million of third-party contractual obligations and outsourced development.

     We anticipate that costs of certain development projects will continue to be capitalized in the future and that total development expenses will increase in subsequent periods due to the addition of personnel and increasing salaries resulting from competitive market pressures. We are continuing ongoing internal product enhancements in e-business and other areas, as well as integration of such modules as sales force automation, advanced planning and scheduling, and e-procurement. Certain of these projects utilize third-party development alliances, such as Siebel, Ariba, webMethods, Netfish, and Extensity.

     Amortization of acquired software and other intangibles. Total amortization for fiscal 2000 resulting from our three business acquisitions related to software, in-place workforce, customer base, and goodwill was $11.8 million, $3.2 million, $5.6 million, and $4.5 million, respectively. In fiscal 1999, total amortization was $4.6 million, $1.3 million, $1.9 million, and $1.7 million, related to software, in-place workforce, customer base, and goodwill, respectively.

     Acquired in-process research and development. IPR&D expenses were in connection with the acquisitions of Numetrix in June 1999 and The Premisys Corporation in February 1999. IPR&D represents the value of acquired products that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned values were expensed immediately upon the closing dates of the acquisitions. Aggregate IPR&D expenses recorded during fiscal 1999 were $26.1 million. No such charges were incurred with respect to the fiscal 2000 acquisition of JDE-NZ.

     The most significant in-process technology acquired was in development by Numetrix prior to the fiscal 1999 acquisition to provide an operational-level planning and scheduling optimization solution targeted at discrete manufacturing industries. Additionally, prior to the fiscal 1999 acquisition, a new demand-planning module was in the process of design by Numetrix to enhance enterprise-wide collaborative forecasting and address forecast reconciliation. Both technologies were released in October 2000. Another in-process technology of Numetrix, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. This technology is now part of J.D. Edwards advanced planning integration project. In-process technology acquired in our purchase of The Premisys Corporation is now functionally integrated with OneWorld and was released in August 2000. (See "Fiscal Years Ended October 31, 1998 and 1999," for further details.)

     Restructuring and related charges. During fiscal 2000, the Board of Directors approved a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over the past several fiscal quarters, as our headcount and operating expenses grew at a faster rate than revenue. As discussed in prior periods, we also had incurred operating losses in certain geographic areas. We effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying our approach for providing certain services to our customers. Restructuring and related charges primarily consist of severance-related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000, and we expect that remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame.

     Severance-related costs include the termination payments, benefits, outplacement, and other related costs paid to the employees terminated worldwide. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. Only costs for involuntarily terminated employees are included in the restructuring charge.

     Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were generating losses, or where redundancy existed. We decreased our workforce by a total of 775 employees across most geographic areas and functions of our business, including administrative, professional, and management positions. All employee terminations occurred during the third quarter of fiscal 2000, although a limited number of involuntarily terminated employees continued to provide transitional services (generally 30- to 60 days from their termination date). Salary and benefits earned during the transition period were not included in the restructuring charge and severance packages were only provided to the 688 involuntarily terminated employees.

     In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several facilities worldwide, including offices in Denver, Colorado and regional offices in the U.S.; Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters campus, with the remaining moves expected to be completed by February 2001. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed during fiscal 2000.

     We also closed or downsized several under-utilized training facilities as a result of our modified training approach. Certain regional facilities, including Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey; and Toronto, Canada were closed, downsized, or significantly reduced. These closures and reductions were completed in December 2000.

     The charge for operating lease buyouts and related costs represent the actual or estimated costs associated with the early termination of leases for computer equipment, phones, and automobiles that were no longer necessary for operations due to our reduced workforce and facilities.

     During fiscal 2000, we wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce. These assets were taken out of service and disposed of during fiscal 2000.

     We recorded adjustments to reduce the restructuring provision by $2.5 million in the fourth quarter of fiscal 2000. A portion of the adjustment relates to favorable negotiations with a vendor through which we successfully reduced a contractual termination fee by $1.5 million. We also successfully negotiated higher sublease income associated with leased office space and subleased some vacated premises more quickly than anticipated for a total of $1.2 million. Additionally, net employee outplacement, severance, and termination costs were increased by $200,000 for other additional costs not anticipated in the original restructuring plan.

     We expect these organizational changes to result in annual savings across all functional areas of approximately $45.0 million to $50.0 million, allowing us to reallocate resources to further invest in areas critical to our future success. We believe that the restructuring plan and resource reallocation will better allow us to continue building our leadership position in the c-commerce market. There can be no assurance of our future level of operating expenses or of other factors that may impact future operating results.

     Other income (expense). Other income and expenses include interest and dividend income earned on cash, cash equivalents, investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. During fiscal 2000, other income included an $18.9 million gain on the sale of an equity security and a $5.7 million gain from the sale of a product line. Interest and dividend income decreased to $15.0 million for fiscal 2000 from $19.3 million in fiscal 1999, primarily due to lower cash and investment balances throughout much of fiscal 2000. Included in other income and expense were net foreign exchange transaction losses of $422,000 for fiscal 2000 and a loss of $568,000 last fiscal year. The losses related primarily to the overall strengthening of the U.S. dollar against European currencies.

     We use hedging instruments to help offset the effects of exchange rate changes on cash exposures from assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less. All contracts are entered into with major financial institutions. Gains and losses on these contracts are included with foreign currency gains and losses on the transactions being hedged and are recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

     Hedging activities cannot completely protect us from the risk of foreign currency losses due to the number of currencies in which we conduct business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. dollar, and future operating results will be affected by gains and losses from foreign currency exposure.

     We held short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) that had a fair value at October 31, 2000, of $132.4 million and a gross unrealized loss of $509,000. During fiscal 2000, we realized losses of $747,000 from the sales of municipal bonds. These realized losses are shown in the accompanying statement of operations as a component of other income. In addition, during fiscal 2000, we made equity investments in certain publicly traded or privately held technology companies of $16.7 million, and we realized gains of $18.9 million from the sale of a portion of our investment. These realized gains are shown in the accompanying statement of operations as a component of other income. At October 31, 2000, these investments had a fair value of $24.5 million and a gross unrealized gain of $9.6 million. One of the equity securities is subject to a lock-up provision, which expires in January 2001. Additionally, we have a $5.9 million note receivable from a privately held company related to the sale of a product line. The note is convertible into equity at our option upon the closing of an initial public offering of their common stock. We may also invest in other companies in the future. Investments in technology enterprises, and companies with recent initial public offerings in particular, are highly volatile. Our future results of operations could be adversely affected should the values of these investments decline below the amounts invested by us. As a result of the highly volatile stock market, we cannot give assurance that the unrealized gains related to these investments will be realized or that possible future investments that we may make will be profitable.

     Other data regarding results of operations. The impact of acquisition-related charges, restructuring and related charges, and significant gains on our net loss and net loss per share in fiscal 1999 and fiscal 2000 are presented below (in thousands, except per share data). There were no acquisition-related charges, restructuring and related charges, or other significant one-time gains and losses for fiscal 1998. This supplemental information does not reflect our results of operations in accordance with generally accepted accounting principles (GAAP) in the U.S., and it is not intended to be superior to or more meaningful than other information presented herein that was prepared in accordance with GAAP.

                                                               FISCAL YEAR ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Net loss, as reported.......................................  $(39,224)  $(15,422)
  Adjustments to net loss, net of tax:
     Acquisition-related charges............................    31,326     15,778
     Gain on sale of product line...........................        --     (3,582)
     Gain on sale of equity investments.....................        --    (11,904)
     Restructuring and related charges......................        --     20,075
                                                              --------   --------
  Adjusted net income (loss)................................  $ (7,898)  $  4,945
                                                              ========   ========
Diluted EPS, as reported....................................  $  (0.37)  $  (0.14)
  Adjustments to net loss, net of tax:
     Acquisition-related charges............................      0.30       0.14
     Gain on sale of product line...........................        --      (0.03)
     Gain on sale of equity investments.....................        --      (0.11)
     Restructuring and related charges......................        --       0.18
                                                              --------   --------
  Adjusted diluted EPS......................................  $  (0.07)  $   0.04
                                                              ========   ========
Shares used in computing adjusted EPS.......................   105,378    114,618

     Acquisition-related charges consisted of $25.0 million in amortization of acquired intangibles less $9.2 million in related benefit from income tax for fiscal 2000. Fiscal 1999 resulted in amortization of acquired intangibles of $9.5 million and IPR&D of $26.1 million. The associated fiscal 1999 income tax benefit was $3.6 million and $9.8 million, respectively, resulting in the acquisition-related charges, net of tax, shown above.

     After adjustments, the restructuring charge consisted of a $28.0 million charge for fiscal 2000, and the related benefit from income tax was $7.9 million. Other items during fiscal 2000 consisted of an $11.9 million net gain resulting from the sale of a portion of our equity investment in a technology company and a $3.6 million net gain from the sale of a product line.

     For periods in which we report a net loss, common stock equivalents such as stock options are not included in the computation of diluted loss per share. The effect of including common stock equivalents would be to decrease the reported losses per share, which is anti-dilutive and not acceptable under GAAP.

     Provision for (benefit from) income taxes. Our effective income tax rate was 25% for fiscal 2000 compared to 19% for fiscal 1999. This change was due primarily to differences in tax rates in various countries where the restructuring costs were incurred during fiscal 2000 and certain acquisition-related charges that reduced the overall income tax benefit for fiscal 1999. Excluding the effect of the restructuring charges and acquisition-related permanent differences, the rate for fiscal 1999 and fiscal 2000 was 37%.

     We have available approximately $14.6 million in foreign-tax-credit carryforwards, of which $4.8 million will expire in 2003, $8.4 million will expire in 2004, and $1.4 million will expire in 2005. We have a U.S. net operating loss carryforward (NOL) of approximately $270.5 million, of which $121.2 million will expire in 2018, $52.5 million will expire in 2019, and $96.8 million will expire in 2020. Additionally, an R&D credit carryforward of approximately $7.1 million is available, of which $3.5 million will expire in 2019 and $3.6 million will expire in 2020.

     We received a benefit from the tax deductions for compensation in excess of compensation expense recognized for financial reporting purposes. Such credit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees") and the date at which the compensation deduction for income tax purposes is determinable. Additional paid-in capital was increased by this tax benefit of

$58.3 million, $10.1 million, and $22.6 million for fiscal years 1998, 1999, and 2000, respectively, and is included in the accompanying statement of changes in stockholders' equity.

     We have net deferred tax assets of $121.6 million at October 31, 2000, which includes a valuation allowance of $9.7 million related to foreign tax credits. This valuation allowance was recorded because we could not utilize the foreign tax credits in fiscal 2000 and there is sufficient uncertainty as to whether the credits will be utilized prior to expiration. Also included in the deferred tax asset balance at October 31, 2000, are approximately $104.4 million in tax-effected NOLs. Approximately $77.4 million of the deferred tax asset related to NOLs was generated due to the benefit of dispositions from employee stock plans, which were recorded directly to stockholders equity in the accompanying consolidated balance sheets.

     Realization of the deferred tax asset associated with the NOLs is dependent upon generating sufficient taxable income to utilize the NOLs prior to their expiration. The minimum amount of taxable income required to realize this asset is $302.5 million. We believe that based on available evidence, both positive and negative, it is more likely than not that currently recorded deferred tax assets will be fully realized based on analysis of historical results, projections of future operating results, including the future benefits of the current year restructuring and improved operating margins, expected dispositions from employee stock plans, and an assessment of the market conditions that have and are expected to affect us in the future. The carryforward periods on the NOLs and tax credit carryforwards were also considered.

  Fiscal Years Ended October 31, 1998 and 1999

     Total revenue. Total revenue increased by 1% to $944.2 million for fiscal 1999 from $934.0 million for fiscal 1998. The revenue mix between license fees and services was 33.1% and 66.9%, respectively, for fiscal 1999 compared to 41.3% and 58.7%, respectively, for fiscal 1998. The increase in total revenue for fiscal 1999 compared to fiscal 1998 was from growth in services revenue while license fee revenue declined, resulting in a significant change in revenue mix. We believe the slowed growth was primarily due to companies purchasing enterprise resource planning (ERP) systems prior to 1999 in anticipation of potential systems issues associated with the year 2000. During fiscal 1999, we experienced sequential declines in quarterly license fee revenue in the first and second quarters. However, sequential quarterly growth in license fees again was realized in the third and fourth quarters. The growth in services revenue, which typically trails license fee revenue, also was impacted, slowing from 37% growth in fiscal 1998 to 15% in fiscal 1999.

     Geographically, the revenue mix shifted moderately toward international for fiscal 1999 compared to fiscal 1998. The geographic areas defined as the U.S., EMEA, and the rest of the world accounted for 61%, 24%, and 15% of total revenue, respectively, for fiscal 1999. Comparatively, for fiscal 1998, the U.S., EMEA, and the rest of the world accounted for 63%, 22%, and 15% of total revenue, respectively. We believe this geographic shift in revenue may have been caused by companies in the U.S. preparing earlier and more aggressively for the Year 2000 as compared with companies in other parts of the world.

     License fees. License fee revenue decreased 19% to $312.8 million for fiscal 1999 from $386.1 million for fiscal 1998 due to fewer transactions and a decline in the average transaction size as compared to fiscal 1998. The decrease in the average transaction size was experienced with both new and existing customers and was due to a number of factors, including a larger portion of licenses for the Windows NT platform, which typically includes fewer users than licenses for the UNIX or iSeries (formerly AS/400(R)) platforms. The percentage of license activity from new customers declined to 49% in fiscal 1999 compared to 51% in fiscal 1998. However, we expanded the number of customers by 11% compared to the end of fiscal 1998 to over 5,500 at October 31, 1999. Customers increasingly accepted the OneWorld applications available for Windows NT and UNIX platforms. As an indication of OneWorld's growing acceptance on non-iSeries platforms, 33% of license activity was from customers using the Windows NT or UNIX platforms in fiscal 1999 compared to 16% in fiscal 1998. The remaining portion of license activity was generated by customers using either WorldSoftware or OneWorld for the iSeries.

     Services. Services revenue grew 15% to $631.4 million for fiscal 1999 from $547.9 million for the year ended October 31, 1998. This increase was due to higher revenue from consulting, the largest component of services, and higher maintenance revenue. The increase in consulting revenue was primarily due to fiscal 1998 license fee revenue, which resulted in demand for implementation services. Maintenance revenue increased during fiscal 1999 compared to fiscal 1998, primarily as a result of our growing installed base of customers and consistent maintenance renewal rates for existing customers. Education services revenue, which typically trails the fluctuations in license fee revenue, decreased during fiscal 1999 compared to fiscal 1998, primarily due to the decrease in license fee revenue. As a percentage of total revenue, services revenue increased during fiscal 1999 compared to fiscal 1998. This was primarily due to the timing of services revenue in relation to license fee growth in prior periods.

     The subcontracted consulting and education services revenue from service providers increased 19% for fiscal 1999 over fiscal 1998, while direct services increased 5% in fiscal 1999 over fiscal 1998. The services revenue generated through subcontracted work accounted for 48% for fiscal 1999 of our consulting and education services revenue compared to 46% for fiscal 1998.

     Cost of license fees. The total dollar amount for the cost of license fees decreased 31% to $29.9 million for the year ended October 31, 1999, from $43.4 million in fiscal 1998 primarily due to lower license revenue and resulting decreases in royalty expenses and service provider commissions. Amortization of internally developed capitalized software costs decreased 20% in fiscal 1999 compared to fiscal 1998 as certain software development costs were fully amortized during fiscal 1998.

     Gross margin on license fee revenue varies from year to year depending on the revenue volume in relation to certain fixed costs, such as the amortization of internally developed capitalized software development costs, and the portion of software products that are subject to royalty payments and the amounts negotiated for such royalties. The gross margin on license fee revenue increased to 90.4% for fiscal 1999 from 88.8% for fiscal 1998 primarily due to lower royalty expenses and service provider commissions.

     Cost of services. Cost of services increased 17% to $408.3 million for fiscal 1999 from $349.7 million for fiscal 1998. The increase was primarily due to subcontracted service provider costs and increased personnel expenses to support the implementation and consulting services demand, as well as an increase in the number of customer support staff. During fiscal 1999, a larger percentage of consulting and education services revenue was generated through subcontracted work, which increased the related costs compared to 1998. The gross margin on services revenue dropped to 35.3% for fiscal 1999 compared to 36.2% for fiscal 1998. Due to the slowing in license fee growth, the utilization rates for our consulting organization declined in fiscal 1999 compared to fiscal 1998.

     Sales and marketing. Sales and marketing expense increased to $334.2 million for fiscal 1999 from $261.4 million for fiscal 1998, representing 35.4% and 28.0% of total revenue, respectively. The increase in expense in fiscal 1999 was primarily the result of additional personnel and increased advertising and promotion costs for our expanded marketing activities. The total number of sales and marketing personnel increased 24% as of October 31, 1999, compared to October 31, 1998, primarily the result of adding personnel in direct sales and support positions through the first quarter of fiscal 1999 to meet our future sales goals, support the new vertical industry sales force alignment, and address the Windows NT and UNIX market growth opportunities from the OneWorld version of application suites.

     General and administrative. General and administrative expense increased to $94.2 million for the year ended October 31, 1999, from $83.5 million for fiscal 1998, representing 10.0% and 8.9% of total revenue, respectively. The total dollar amount of expense increased primarily due to an increase in general and administrative personnel to support the larger number of total employees in fiscal year 1999 compared to fiscal 1998. General and administrative expenses as a percentage of total revenue increased primarily due to the lower than expected license fee revenue in fiscal 1999.

     Research and development. R&D expense increased to $109.2 million for fiscal 1999 from $89.4 million for fiscal 1998, representing 11.6% and 9.6% of total revenue, respectively. The increase was primarily due to a 19% increase in the number of personnel compared to fiscal 1998. This increase in personnel included approximately 60 employees from the acquisitions of Numetrix and The Premisys Corporation. Development resources primarily were devoted to enhancements of both WorldSoftware and OneWorld application suites during both fiscal 1998 and 1999. We ceased capitalizing OneWorld development costs during fiscal 1997, and there were no internal software development costs capitalized during fiscal 1998 or 1999.

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

     In-process research and development. IPR&D expenses were in connection with the acquisitions of Numetrix and The Premisys Corporation. IPR&D consists of those products that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned values were expensed immediately upon the closing dates of the acquisitions. Aggregate IPR&D expenses were $26.1 million for fiscal 1999. No such charges were incurred in fiscal 1998.

     The Numetrix acquisition was accounted for as a purchase, and we retained an independent appraiser to assist with assigning fair values to the intangible assets. Specifically identified intangible assets included developed technology, in-process technology, in-place workforce, and the existing customer base. The valuations relied on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing both the developed and in-process technology, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate.

     As of the acquisition date, Numetrix had completed a substantial amount of R&D on a new discrete scheduling product that represented a strategic product designed to address the market for discrete factory planning for middle-market companies. Also underway was the development of a new demand planning module and a new collaborative enabler. Numetrix also was developing major revisions and enhancements of almost all of the modules of its product suite as of the date of acquisition. Following is a description of the specific nature of each of the new in-process development projects acquired:

     - The most significant in-process technology was being designed to offer an operational-level, discrete planning and scheduling solution targeted at the middle market. At the time, Numetrix's solution in the market relied on process scheduling rather than discrete scheduling, and a large technical difference exists between the two types of scheduling. Process scheduling is used by manufacturers in such industries as paper products and processed foods, with significant capital investment in the machinery compared to the investment in raw material products. These types of industries require production and scheduling systems to coordinate with the interruptible nature of the manufacturing process. In comparison, discrete scheduling is utilized in industries with non-interruptible processes with emphasis on the product materials rather than the machinery, such as computer component manufacturing. The two types of scheduling employ different data models, and users in each case require different operating parameters from production scheduling solutions. As of the valuation date, the beta release was scheduled for September 1999, and development was estimated to be nearly 90% complete.

     - A new demand-planning module was being designed to enhance enterprise-wide collaborative forecasting and address forecast reconciliation. This application was intended to be marketed as a component of both the Numetrix product suite and the new discrete product. New features of this product included a full forecasting graphical interface that allows for manipulation of variables and inputs to optimize demand planning. As of the valuation date, Numetrix was analyzing requirements for the product and had not begun to write code. The first scheduled release was planned for the middle of calendar 2000. As of the acquisition date, the module was less than 10% complete.

     - Another in-process technology, a collaborative enabler, was designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. The product automatically detects changes to data in other applications and instantaneously processes the impact of the changes among applications. Designed to integrate into the Numetrix product suite solution, it offered a more cost-effective solution for messaging optimization as compared to the current technology. The initial product release was scheduled for the middle of calendar 2000, and as of the acquisition date the technology was estimated to be 13% complete.

     Both the developed technology and in-process development valuations were based primarily on an income approach that examined all projected revenue and expenses attributable to the assets over the economic life of each. A variation of the income approach that applies a percentage of completion calculation was also used to value in-process technology, and this method was used for recording the fair value of in-process development. In this approach, the R&D costs to complete the in-process technology are not deducted as an expense. However, the net cash flows are multiplied by the percentage of completion of the technology. The percentage of completion was based on the development expense spent as of the valuation date as a percentage of the total required development expense for each new product and each new release of the existing products.

     The basis of the financial projections used in the valuation analysis was management projections of the revenue and expenses likely to be realized by Numetrix. Projected revenue was split between developed, in-process, and future technology to be developed subsequent to the valuation date. The classification of each R&D project as complete or under development was made in accordance with the guidelines of SFAS No. 86, SFAS No. 2, and Financial Accounting Standards Board (FASB) Interpretation No. 4. All expenses associated with those revenues were deducted, including cost of goods sold, sales and marketing, general and administrative expenses, and R&D expenses. Allocations of revenue and expenses between developed, in-process, and future technology were based on the development schedule of new products and new versions of existing products and the estimated lines of code needed to complete each in-process product phase as provided by Numetrix. Unless otherwise appropriate, these expenses were allocated to developed, in-process, and future technology in the same ratio as the revenue. An economic rent for use of other assets was deducted, including the in-place workforce, working capital, fixed assets, trademarks, and customer base. A royalty rate for the proprietary Distributed Object Messaging Architecture was deducted where appropriate for applications relying on this existing technology. Income taxes were deducted at the estimated effective tax rate. An appropriate discount rate was applied to the projects to calculate the net present value of the developed and in-process technology over their economic lives.

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

     Financial projections used to value the intangibles included breakdowns of revenue from license fees, implementation and consulting services, and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for fiscal 1999 through Numetrix's fiscal year ending February 28, 2009. Based on historical data provided by the management of Numetrix regarding the rate at which the code base for developed technology would become obsolete, the expected replacement and augmentation of existing software code for each product, as well as the rate at which replacement technology would be developed, the projection period was deemed appropriate. Significant changes were not anticipated from historical pricing or gross margins. Management anticipates solid revenue growth consistent with historical and projected results of competitors as well as general market expectations for the supply chain management space and especially Web-enabled applications, such as those currently and expected to be offered by Numetrix. Also, the discrete scheduling product under development targeted the much larger market of mid size manufacturing companies in addition to our traditional market of Fortune 500 customers. Operating expenses are also expected to increase significantly but, as a percentage of revenue, are projected to fall closer in line with industry averages consistent with the major ERP providers, including J.D. Edwards, Oracle, and SAP. Accordingly, the operating margin is expected to be at a break-even point in fiscal 1999 and gradually increase through Numetrix's fiscal year ending February 28, 2009. The appraisal resulted in a value of $24.0 million for IPR&D and $32.8 million for developed technology.

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

     The percentage completion variation of the income approach also was used to value the IPR&D from The Premisys Corporation acquisition based on projected revenue and expenses likely to be realized. However, both a replacement cost approach and market approach were considered and provided further support for the valuation. The percentage of completion for the in-process technology was based on the development expense spent as of the valuation date as a percentage of the total required development expense. The financial projections include revenue from license fees, implementation and consulting services, and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for fiscal 1999 through fiscal 2003. Charges for other assets also were deducted, including a royalty for the core technology, fixed assets, working capital, and other intangibles. Income taxes were deducted at the estimated effective tax rate for the company. A discount rate of 21% was deemed appropriate for the level of risk associated with the development projects. This rate was used over the economic life to calculate the net present value of $2.4 million for the developed technology and $2.1 million for the in-process technology.

     The assumptions in the valuation reflect management's anticipation of solid revenue growth consistent with the historical and projected results of competitors, as well as general market expectations for the supply chain management space and front office applications, such as CustomWorks. Operating expense assumptions showed significant increases, gradually falling in line with industry averages consistent with the major ERP providers, including J.D. Edwards, Oracle, and SAP. Accordingly, the operating margin in the financial model was expected to grow over two years, but then gradually decline as the developed and in-process products mature.

     Other income (expense). Other income and expense includes interest and dividend income earned on cash, cash equivalents, investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest income increased to $19.3 million for fiscal 1999 from $15.3 million for fiscal 1998. The increase was primarily the result of higher yields on invested funds. Other income also increased due to proceeds from a legal judgment received during the second quarter of fiscal 1999. During late fiscal 1998, we broadened our foreign exchange hedging activities to help offset the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Net of hedging activities, foreign currency losses decreased to $568,000 for fiscal 1999 from $2.8 million in fiscal 1998 primarily due to an improved hedging program.

     Provision for (benefit from) income taxes. The effective income tax rate was 18.6% for fiscal 1999 compared to 37% for fiscal 1998. This change was due primarily to differences between financial accounting and tax treatment of certain acquisition-related charges that reduced the overall income tax benefit for fiscal 1999. Excluding the effect of the acquisition-related permanent differences, the rate for fiscal 1999 was 37%.

QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION

     The following table sets forth certain unaudited consolidated statements of income data, both in absolute dollars and as a percentage of total revenue (except for gross margin data), for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                                     THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------------------------
                             JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,
                                1999         1999        1999        1999          2000         2000        2000        2000
                             -----------   ---------   --------   -----------   -----------   ---------   --------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Revenue:
  License fees.............   $ 69,599     $ 67,204    $ 74,949    $101,065      $ 83,287     $ 81,742    $116,675    $137,399
  Services.................    153,338      164,387     157,120     156,569       148,419      149,307     144,441     139,795
                              --------     --------    --------    --------      --------     --------    --------    --------
        Total revenue......    222,937      231,591     232,069     257,634       231,706      231,049     261,116     277,194
Costs and expenses:
  Cost of license fees.....      5,291        7,421       7,505       9,665        12,904       14,122      15,457      17,480
  Cost of services.........     99,462      106,605     101,778     100,448        88,571       92,139      96,319      89,052
  Sales and marketing......     69,413       83,347      89,198      92,243        81,245       91,790      94,222      99,793
  General and
    administrative.........     24,389       25,487      21,233      23,132        22,934       25,218      25,319      24,085
  Research and
    development............     22,715       28,996      27,096      30,399        29,364       28,728      28,787      29,987
  Amortization of acquired
    software and other
    acquired intangibles...         --          350       3,234       5,904         5,878        6,392       6,470       6,304
  Acquired in-process
    research and
    development............         --        2,141      24,000          --            --           --          --          --
  Restructuring and other
    related charges........         --           --          --          --            --           --      30,113      (2,097)
                              --------     --------    --------    --------      --------     --------    --------    --------
        Total costs and
          expenses.........    221,270      254,347     274,044     261,791       240,896      258,389     296,687     264,604
Operating income (loss)....      1,667      (22,756)    (41,975)     (4,157)       (9,190)     (27,340)    (35,571)    (12,590)
Other income, net..........      5,107        6,249       3,337       4,363         8,949       23,637       3,586       2,707
                              --------     --------    --------    --------      --------     --------    --------    --------
Income (loss) before income
  taxes....................      6,774      (16,507)    (38,638)        206          (241)      (3,703)    (31,985)     15,297
Income tax provision
  (benefit)................      2,506       (6,107)     (5,416)         76           (89)      (1,370)     (9,382)      5,631
                              --------     --------    --------    --------      --------     --------    --------    --------
Net income (loss)..........   $  4,268     $(10,400)   $(33,222)   $    130      $   (152)    $ (2,333)   $(22,603)   $  9,666
                              ========     ========    ========    ========      ========     ========    ========    ========
Net income (loss) per
  common share:
  Basic....................   $   0.04     $  (0.10)   $  (0.31)   $   0.00      $   0.00     $  (0.02)   $  (0.21)   $   0.09
                              ========     ========    ========    ========      ========     ========    ========    ========
  Diluted..................   $   0.04     $  (0.10)   $  (0.31)   $   0.00      $   0.00     $  (0.02)   $  (0.21)   $   0.08
                              ========     ========    ========    ========      ========     ========    ========    ========
Shares used in computing
  per share amounts:
  Basic....................    103,111      105,333     106,181     106,889       107,649      109,763     110,024     110,066
  Diluted..................    111,549      105,333     106,181     112,194       107,649      109,763     110,024     114,657

                                                                     THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------------------------
                             JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,
                                1999         1999        1999        1999          2000         2000        2000        2000
                             -----------   ---------   --------   -----------   -----------   ---------   --------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
AS A PERCENTAGE OF TOTAL
  REVENUE:
Revenue:
  License fees.............       31.2%        29.0%       32.3%       39.2%         35.9%        35.4%       44.7%       49.6%
  Services.................       68.8         71.0        67.7        60.8          64.1         64.6        55.3        50.4
                              --------     --------    --------    --------      --------     --------    --------    --------
        Total revenue......      100.0        100.0       100.0       100.0         100.0        100.0       100.0       100.0
Costs and expenses:
  Cost of license fees.....        2.4          3.2         3.2         3.7           5.6          6.1         5.9         6.3
  Cost of services.........       44.6         46.0        43.9        39.0          38.2         39.9        36.9        32.1
  Sales and marketing......       31.2         36.1        38.4        35.8          35.0         39.7        36.1        36.0
  General and
    administrative.........       10.9         11.0         9.1         9.0           9.9         10.9         9.7         8.7
  Research and
    development............       10.2         12.5        11.7        11.8          12.7         12.5        11.0        10.8
  Amortization of acquired
    software and other
    acquired intangibles...         --          0.1         1.4         2.3           2.5          2.7         2.5         2.3
  Acquired in-process
    research and
    development............         --          0.9        10.3          --            --           --          --          --
  Restructuring and other
    related charges........         --           --          --          --            --           --        11.5        (0.7)
                              --------     --------    --------    --------      --------     --------    --------    --------
        Total costs and
          expenses.........       99.3        109.8       118.0       101.6         103.9        111.8       113.6        95.5
Operating income (loss)....        0.7         (9.8)      (18.0)       (1.6)         (3.9)       (11.8)      (13.6)        4.5
Other income (expense),
  net......................        2.3          2.7         1.4         1.7           3.8         10.2         1.4         1.0
                              --------     --------    --------    --------      --------     --------    --------    --------
Income (loss) before income
  taxes....................        3.0         (7.1)      (16.6)        0.1          (0.1)        (1.6)      (12.2)        5.5
Income tax provision
  (benefit)................        1.1         (2.6)       (2.3)        0.0          (0.0)        (0.6)       (3.5)        2.0
                              --------     --------    --------    --------      --------     --------    --------    --------
Net income (loss)..........        1.9%        (4.5)%     (14.3)%       0.1%         (0.1)%       (1.0)%      (8.7)%       3.5%
                              ========     ========    ========    ========      ========     ========    ========    ========
Gross margin on license fee
  revenue..................       92.4%        89.0%       90.0%       90.4%         84.5%        82.7%       86.8%       87.3
Gross margin on service
  revenue..................       35.1%        35.1%       35.2%       35.8%         40.3%        38.3%       33.3%       36.3

     We believe that future revenue, expenses, and operating results are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that in some future quarter our operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, it is likely that the market price of our common stock would be materially adversely affected. See "Factors Affecting The Company's Business, Operating Results, and Financial Condition -- Our quarterly financial results are subject to significant fluctuations and a failure to meet expectations could adversely impact the price of our stock."

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2000, our principal sources of liquidity consisted of $180.7 million of cash and cash equivalents, $156.9 million of short- and long-term investments, and a $100.0 million unsecured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of October 31, 2000, we had working capital of $157.7 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $135.4 million are included in determining this amount. The short-term deferred revenue primarily represents annual maintenance payments billed to customers and recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $293.1 million; including long-term investments, working capital would have been $400.6 million.

     During fiscal 2000, we liquidated a portion of our portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts. As a result, our entire held-to-maturity portfolio was reclassified to available for sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at October 31, 2000, all investments were carried at fair value as determined by their quoted marketprices and included as appropriate in either short- or long-term investments. All unrealized gains or losses were included, net of tax, in stockholders' equity as a component of accumulated other comprehensive income. At October 31, 1999, all investments were classified as held-to-maturity and were carried at amortized cost, accordingly.

     We calculate accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of deferred revenue is not included in the computation. Calculated as such, DSO was 81 days as of October 31, 2000, compared to 83 days as of the previous fiscal year end. Our DSO can fluctuate depending on a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results. See "Factors Affecting the Company's Business, Operating Results, and Financial Condition -- Our quarterly financial results are subject to significant fluctuations and a failure to meet expectations could adversely impact the price of our stock."

     We generated cash flow from our operations of $4.3 million for fiscal 2000, $12.3 million for fiscal 1999, and $154.7 million for fiscal 1998, respectively. The decrease in operating cash flow between fiscal 2000 and fiscal 1999 was due primarily to restructuring related liabilities and contractual obligations to third parties for products and source code rights, offset somewhat by a reduction in the net loss in fiscal 2000 resulting from increased license fee revenue and gains on sales of equity investments and a product line. The decrease in operating cash flow between fiscal 1999 and fiscal 1998 was due primarily to the fiscal 1999 net loss before acquired IPR&D and cash payments for accrued liabilities, which was offset somewhat by collections of accounts receivable.

     We generated $68.8 million of cash from investing and financing activities for fiscal 2000 compared to using $79.8 million for fiscal 1999 and $197.2 million in fiscal 1998. The increase from the prior years was primarily the result of the liquidation and sale of a portion of our portfolio of marketable securities and a portion of the common stock of a publicly traded technology company. The proceeds were primarily used to fund the $90.5 million repurchase of 2.5 million shares of our common stock as a result of the settlement of equity repurchase contracts, to invest in $24.8 million of capitalized software development, and to acquire JDE-NZ for $10.1 million during fiscal 2000. In fiscal 1999, net cash payments totaled $97.4 million for the Numetrix and The Premisys Corporation acquisitions. During fiscal 1998, the primary investing activity was the purchase of short- and long-term debt and equity securities with cash from the initial public offering. During each of these fiscal years, proceeds from the issuance of common stock under common stock options and the Employee Stock Purchase Plan (ESPP) provided additional funding. During each of these fiscal years, we purchased property and equipment that was necessary to support operations.

     We have a stock repurchase plan which was designed to partially offset the effects of share issuances under our stock option plans and ESPP. The Board of Directors authorized the repurchase up to 8 million shares of our common stock under this plan. During fiscal 2000, we entered into equity derivative contracts for the purchase of 5.2 million common shares in accordance with the share repurchase plan, and we settled contracts for the repurchase of 2.5 million shares for a total of $90.5 million in cash. Approximately 525,000 of the repurchased shares were reissued to fund the June 30, 2000 ESPP purchase. As of October 31, 2000, approximately 1.9 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for by a first-in, first-out method.

     At October 31, 2000, we held forward contracts requiring the purchase at a future date of 2.7 million shares of common stock at an average cost of $32.17 per share. Forward purchase contracts require a full physical settlement and the aggregate redemption cost of $89.1 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. The equity instruments are exercisable only at their dates of expiration. At October 31, 2000 the dates of expiration ranged from December 2000 to September 2001. In December 2000, the Company rolled forward 502,500 shares expiring in December 2000 to December 2001, resulting in a new expiration range of March 2001 to December 2001. The counter-party to the contracts has the right to require an early settlement based on the market price of J.D. Edwards' common stock as stipulated in the contracts. Additionally, a decline in our common stock price below the stipulated price in the contracts may trigger the requirement to collateralize the outstanding exposure. The number of shares to be purchased and the timing of purchases will be based on several factors, including the level of stock issuances under the stock plans, the price of our stock, general market conditions, and other factors. Stock repurchases may be effected from time to time at our discretion through forward, put and call transactions, or open market purchases. See "Factors Affecting the Company's Business, Operating Results, and Financial Condition -- A decline in the price of our common stock beyond certain levels as stipulated in the equity forward contracts may require an acceleration of cash requirements."

     We lease our corporate headquarters office buildings that were constructed on land we own. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. Our lease obligations are based on a return on the lessor's costs. We have elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with our investment policy. We may withdraw the funds used as collateral at our sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At October 31, 1999 and 2000, investments totaling $121.4 million and $123.3 million were designated as collateral for these leases, respectively. The lease agreement requires that we remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. At October 31, 1999 and 2000, we were in compliance with the covenants.

     We believe the cash and cash equivalents balance, short- and long-term investments, funds generated from operations, and amounts available under existing credit facilities will be sufficient to meet cash needs for at least the next 12 months. We may use a portion of short- and long-term investments to make strategic investments in other companies, acquire businesses, products, or technologies that are complementary to our business, or settle equity contracts to acquire common stock in the future. There can be no assurance, however, that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In addition, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends SFAS No. 133 to provide additional implementation guidance related to SFAS No. 133. We will adopt SFAS No. 133 in the first quarter of fiscal 2001 and are currently continuing to assess the implications of SFAS No. 133 and SFAS No. 138. We anticipate that the adoption will not have a material impact on our consolidated financial statements or results of operations.

     The SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until the fourth quarter of fiscal 2001. We have evaluated the impact of SAB No. 101 and believe that it will not have a material impact on our consolidated financial position, results of operations, or current licensing or revenue recognition practices.

     In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). Equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. The EITF reached a consensus on Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,"' (EITF 00-19) in September 2000. EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts could be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with cumulative catch-up adjustment to be recorded at that time. We believe that the equity derivative contracts that may remain unsettled at June 30, 2001, if any, will be in accordance with the requirements of EITF 00-19 and do not anticipate that such adoption will have a material impact on our consolidated financial statements or results of operations. See "Factors Affecting the Company's Business, Operating Results, and Financial Condition -- A decline in the price of our common stock beyond certain levels as stipulated in the equity forward contracts may require an acceleration of cash requirements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the ordinary course of operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory, or credit risks, are not included in the following assessment of our market risks.

     Foreign currency exchange rates. Operations outside the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in Europe, Africa, Asia-Pacific, Canada, and Latin America. These foreign subsidiaries use the local currency or, more recently, the euro as their functional currency because revenue is generated and expenses are incurred in such currencies.

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During fiscal 2000, 35% of our total revenue was generated from international operations, and the net assets of our foreign operations totaled 2% of consolidated net assets as of October 31, 2000. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected our total revenue during fiscal 2000, primarily as a result of the weakening of the euro exchange rates against the U.S. dollar. Based on foreign exchange rates in effect at the beginning of our fiscal year compared to actual rates, total revenue would have been $21.7 million higher than the reported $1.0 billion, or an 8% increase over fiscal 1999 compared to the reported 6% increase. We do not enter into foreign exchange contracts to hedge the exposure of currency revaluation in operating results. Foreign exchange rates could continue to adversely affect our total revenue and results of operations throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies.

     In addition to the above, we have balance sheet exposure related to foreign net asset and forward foreign exchange contracts. We enter into forward foreign exchange contracts to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Such hedging activities cannot completely protect us from the risk of foreign currency losses due to the number of currencies in which we conduct business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. dollar, and future operating results will continue to be affected to by gains and losses from foreign currency exposure.

     We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of October 31, 2000, and our exposure from anticipated foreign revenue during fiscal 2001 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. Based on the results of the forward foreign exchange contract analyses, a 10% adverse change in foreign exchange rates from the October 31, 2000, rates would not result in a material impact to our results of operations, cash flows, or financial condition for the next fiscal year.

     Interest rates. Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. We classify all investments in marketable securities as available for sale and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses were included, net of tax, as a component of accumulated other comprehensive income. Additionally, we have lease obligations calculated as a return on the lessor's costs of funding based on the London Interbank Offered Rate and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could impact our anticipated interest income and lease obligations or could impact the fair market value of our investments.

     We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment and borrowing levels for fiscal 2000 to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the October 31, 2000, rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection titled "Quarterly Results of Operations/Supplementary Financial Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections titled "Information About Nominees and Other Directors," "Directors' Compensation," and "Section 16(a) Beneficial Ownership Compliance" in the Company's proxy statement for the 2001 Annual Meeting of Stockholders (the 2001 Proxy Statement) to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 2000, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section titled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled "Compensation of Executive Officers" in the Company's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled "Beneficial Owners and Management's Ownership of J.D. Edwards' Stock" in the Company's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          2. Consolidated Financial Statements Schedules.

          The following financial statement schedule of the Company for each of the years ended October 31, 1998, 1999, and 2000, is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                               PAGE
                                                              NUMBER
                                                              ------
Schedule II -- Valuation and Qualifying Accounts...........    S-1

          Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits.

          The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b)  Reports on Form 8-K:

     The Company filed no Current Reports on Form 8-K in the fourth quarter ended October 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of January 2001.

                                            J.D. EDWARDS & COMPANY

                                            By:    /s/ RICHARD G. SNOW, JR.
                                              ----------------------------------
                                              Name: Richard G. Snow, Jr.
                                              Title: Vice President, General
                                                     Counsel, and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on January 9, 2001, on behalf of the Registrant and in the capacities indicated.

                        NAME                                               TITLE
                        ----                                               -----

                /s/ C. EDWARD MCVANEY                  President, Chief Executive Officer, and
-----------------------------------------------------    Director (principal executive officer)
                  C. Edward McVaney

                /s/ RICHARD E. ALLEN                   Chief Financial Officer, Executive Vice
-----------------------------------------------------    President, Finance and Administration, and
                  Richard E. Allen                       Director (principal financial officer)

                /s/ PAMELA L. SAXTON                   Vice President of Finance, Controller, and
-----------------------------------------------------    Chief Accounting Officer (principal
                  Pamela L. Saxton                       accounting officer)

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

                /s/ MICHAEL J. MAPLES                  Director
-----------------------------------------------------
                  Michael J. Maples

                /s/ TRYGVE E. MYHREN                   Director
-----------------------------------------------------
                  Trygve E. Myhren

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of J.D. Edwards & Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 55 present fairly, in all material respects, the financial position of J.D. Edwards & Company and its subsidiaries at October 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) (2) on page 56 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Broomfield, Colorado
November 30, 2000

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $113,341   $180,674
  Short-term marketable securities and other investments....    62,546     49,434
  Accounts receivable, net of allowance for doubtful
     accounts of $12,000 and $14,000 at October 31, 1999 and
     2000, respectively.....................................   236,216    247,919
  Other current assets......................................    34,936     59,205
                                                              --------   --------
          Total current assets..............................   447,039    537,232
Long-term investments in marketable securities..............   246,564    107,458
Property and equipment, net.................................    86,332     83,677
Non-current portion of deferred income taxes................    82,572    122,537
Software costs, net.........................................    31,657     61,352
Other assets, net...........................................    46,364     38,785
                                                              --------   --------
                                                              $940,528   $951,041
                                                              ========   ========

                LIABILITIES, COMMON SHARES SUBJECT TO REPURCHASE,
                            AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 46,004   $ 59,591
  Unearned revenue and customer deposits....................   132,738    135,445
  Accrued liabilities.......................................   162,635    184,542
                                                              --------   --------
          Total current liabilities.........................   341,377    379,578
Unearned revenue, net of current portion, and other.........     6,431     11,352
                                                              --------   --------
          Total liabilities.................................   347,808    390,930
Commitments and contingencies (Note 11)
Common shares subject to repurchase, at redemption amount...        --     89,113
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................        --         --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 107,109,494 issued and outstanding as of
     October 31, 1999; 112,034,460 issued and 110,086,555
     outstanding as of October 31, 2000.....................       107        112
  Additional paid-in capital................................   456,387    416,716
  Treasury stock, at cost; 1,947,905 shares as of October
     31, 2000...............................................        --    (71,087)
  Deferred compensation.....................................      (283)       (88)
  Retained earnings.........................................   138,100    122,678
  Accumulated other comprehensive income (loss): unrealized
     gains (losses) on equity securities and foreign
     currency translation adjustments, net..................    (1,591)     2,667
                                                              --------   --------
          Total stockholders' equity........................   592,720    470,998
                                                              --------   --------
                                                              $940,528   $951,041
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Revenue:
  License fees..............................................  $ 386,081   $ 312,817   $ 419,103
  Services..................................................    547,901     631,414     581,962
                                                              ---------   ---------   ---------
          Total revenue.....................................    933,982     944,231   1,001,065
Costs and expenses:
  Cost of license fees......................................     43,404      29,882      59,963
  Cost of services..........................................    349,689     408,293     366,081
  Sales and marketing.......................................    261,400     334,201     367,050
  General and administrative................................     83,450      94,241      97,556
  Research and development..................................     89,401     109,206     116,866
  Amortization of acquired software and other acquired
     intangibles............................................         --       9,488      25,044
  Acquired in-process research and development..............         --      26,141          --
  Restructuring and other related charges...................         --          --      28,016
                                                              ---------   ---------   ---------
          Total costs and expenses..........................    827,344   1,011,452   1,060,576
Operating income (loss).....................................    106,638     (67,221)    (59,511)
Other income (expense):
  Interest and dividend income..............................     15,294      19,324      14,980
  Gain on sales of equity investments and product line......         --          --      24,582
  Foreign currency losses and other, net....................     (3,729)       (268)       (683)
                                                              ---------   ---------   ---------
Income (loss) before income taxes...........................    118,203     (48,165)    (20,632)
  Provision for (benefit from) income taxes.................     43,735      (8,941)     (5,210)
                                                              ---------   ---------   ---------
Net income (loss)...........................................  $  74,468   $ (39,224)  $ (15,422)
                                                              =========   =========   =========
Net income (loss) per common share:
  Basic.....................................................  $    0.76   $   (0.37)  $   (0.14)
                                                              =========   =========   =========
  Diluted...................................................  $    0.68   $   (0.37)  $   (0.14)
                                                              =========   =========   =========
Shares used in computing per share amounts:
  Basic.....................................................     98,264     105,378     109,376
  Diluted...................................................    109,993     105,378     109,376

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 COMMON STOCK
                               (INCLUDES SHARES                                                                      ACCUMULATED
                            SUBJECT TO REPURCHASE)   ADDITIONAL      TREASURY STOCK                                     OTHER
                            ----------------------    PAID-IN     ---------------------     DEFERRED     RETAINED   COMPREHENSIVE
                               SHARES      AMOUNT     CAPITAL       SHARES      AMOUNT    COMPENSATION   EARNINGS   INCOME (LOSS)
                            ------------   -------   ----------   ----------   --------   ------------   --------   -------------
Balance, October 31,
  1997....................   92,822,186     $ 93      $294,278            --   $     --      $(389)      $102,856      $    23
Stock option exercises,
  issuances under employee
  stock purchase plan and
  other...................    9,859,422       10        54,346            --         --       (288)            --           --
Tax benefit from stock
  compensation............           --       --        58,262            --         --         --             --           --
Net income................           --       --            --            --         --         --         74,468           --
Change in cumulative
  translation
  adjustment..............           --       --            --            --         --         --             --          337
                            -----------     ----      --------    ----------   --------      -----       --------      -------
Balance, October 31,
  1998....................  102,681,608      103       406,886            --         --       (677)       177,324          360
Stock option exercises,
  issuances under employee
  stock purchase plan and
  other...................    4,177,886        4        36,258            --         --        394             --           --
Tax benefit from stock
  compensation............           --       --        10,077            --         --         --             --           --
Stock issuance for
  acquisition.............      250,000       --         3,166            --         --         --             --           --
Net loss..................           --       --            --            --         --         --        (39,224)          --
Change in cumulative
  translation
  adjustment..............           --       --            --            --         --         --             --       (1,951)
                            -----------     ----      --------    ----------   --------      -----       --------      -------
Balance, October 31,
  1999....................  107,109,494      107       456,387            --         --       (283)       138,100       (1,591)
Stock option exercises,
  issuances under employee
  stock purchase plan and
  other...................    4,924,966        5        26,488       524,595     19,399        195             --           --
Adjustment for redemption
  amount of stock
  repurchase contracts....           --       --       (89,113)           --         --         --             --           --
Repurchase of shares of
  common stock under
  repurchase contracts,
  net.....................           --       --           430    (2,472,500)   (90,486)        --             --           --
Tax benefit from stock
  compensation............           --       --        22,524            --         --         --             --           --
Net loss..................           --       --            --            --         --         --        (15,422)          --
Unrealized gains on equity
  securities, net.........           --       --            --            --         --         --             --        9,240
Change in cumulative
  translation
  adjustment..............           --       --            --            --         --         --             --       (4,982)
                            -----------     ----      --------    ----------   --------      -----       --------      -------
Balance, October 31,
  2000....................  112,034,460     $112      $416,716    (1,947,905)  $(71,087)     $ (88)      $122,678      $ 2,667
                            ===========     ====      ========    ==========   ========      =====       ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                             ---------------------------------
                                                               1998        1999        2000
                                                             ---------   ---------   ---------
Operating activities:
  Net income (loss)........................................  $  74,468   $ (39,224)  $ (15,422)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation..........................................     22,701      25,421      31,039
     Amortization of intangible assets and securities
       premiums or discounts...............................      9,941      18,376      27,992
     Gain on sale of product line..........................         --          --      (5,686)
     Gain on sale of investments...........................         --          --     (18,896)
     Benefit from deferred income taxes....................     (1,933)    (18,535)    (14,050)
     Acquired in-process research and development..........         --      26,141          --
     Other.................................................      3,433       4,965       6,993
  Changes in operating assets and liabilities:
     Accounts receivable, net..............................    (93,096)     25,212     (17,247)
     Other assets..........................................    (11,744)     (6,307)    (23,944)
     Accounts payable......................................     25,361     (14,843)     14,250
     Unearned revenue and customer deposits................     48,471     (11,452)      7,511
     Accrued liabilities...................................     77,119       2,558      11,783
                                                             ---------   ---------   ---------
          Net cash provided by operating activities........    154,721      12,312       4,323
Investing activities:
  Purchase of marketable securities and other
     investments...........................................   (289,999)   (284,284)   (108,419)
  Proceeds from sales or maturities of investments in
     marketable securities.................................     73,481     322,322     292,595
  Purchase of property and equipment and other, net........    (36,270)    (52,019)    (31,824)
  Payment for purchase of acquired companies, net of cash
     acquired..............................................         --     (97,378)    (10,151)
  Proceeds from sale of assets and other, net..............      7,728          28          --
  Capitalized software costs...............................         --          --     (24,755)
                                                             ---------   ---------   ---------
          Net cash (used in) provided by investing
            activities.....................................   (245,060)   (111,331)    117,446
Financing activities:
  Proceeds from issuance of common stock...................     47,824      31,568      41,829
  Repurchase of common stock...............................         --          --     (90,486)
                                                             ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities.....................................     47,824      31,568     (48,657)
Effect of exchange rate changes on cash....................      1,193      (2,323)     (5,779)
                                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents.......    (41,322)    (69,774)     67,333
Cash and cash equivalents at beginning of period...........    224,437     183,115     113,341
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of period.................  $ 183,115   $ 113,341   $ 180,674
                                                             =========   =========   =========
Supplemental disclosure of other cash and non-cash
  investing and financing transactions:
  Interest paid............................................  $     843   $     868   $     135
  Income taxes paid........................................     12,447      22,717       5,476
  Retirement savings plan contribution funded with common
     stock.................................................      6,050       4,694       2,782
  Common stock issued for acquired company.................         --       3,166          --

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     J.D. Edwards (the Company) is a leading provider of agile, collaborative solutions for the Internet economy. The Company's open solutions give organizations the freedom to choose how they assemble internal applications and how they collaborate with partners and customers across the supply chain to increase competitive advantage. For more than 20 years, J.D. Edwards has developed, marketed, and supported innovative, flexible solutions essential to running complex and fast-moving multi-national organizations -- helping over 6,000 customers of all sizes leverage existing investments and benefit from new technologies.

     The Company distributes, implements, and supports products worldwide through 60 offices and nearly 400 third-party business partners, including sales, consulting, and outsourcing partners with offices throughout the world. J.D. Edwards' customers use the Company's software at over 9,400 sites in more than 100 countries.

  Principles of Consolidation and Basis of Presentation

     The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are stated in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the U.S. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash, Cash Equivalents, and Investments

     The Company's investment portfolio consists of investments classified as cash equivalents, short-term investments, or long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short- and long-term investments consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. During fiscal 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts. As a result, the Company's entire held-to-maturity portfolio was reclassified to available for sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at October 31, 2000, all investments were carried at fair value as determined by their quoted market prices and included as appropriate in either short- or long-term investments. All unrealized gains or losses were included, net of tax, in stockholders' equity as a component of accumulated other comprehensive income. At October 31, 1999, all investments were classified as held-to-maturity and accordingly were carried at amortized cost. The aggregate book value of the held-to-maturity portfolio at the time of the reclassification was approximately $205.5 million, and the gross aggregate unrealized loss was approximately $1.8 million.

     The Company's short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) had a fair value at October 31, 2000, of $132.4 million and a gross unrealized loss of $509,000. During fiscal 2000, the Company realized losses of $747,000 from the sales of certain municipal bonds. These realized losses are shown in the accompanying statement of operations as a component of other income. At October 31, 1999 and 2000, $1.8 million and $14.6 million, respectively, of the total investments were foreign mutual funds and other foreign short- and long-term investments.

                             J.D. EDWARDS & COMPANY

     Additionally, during fiscal 2000 the Company invested $16.7 million in the equity securities of certain publicly traded or privately held technology companies. The Company classifies these investments as available for sale and accounts for them as described above. At October 31, 2000, the aggregate fair value of these investments was $24.5 million, resulting in a gross unrealized gain of $9.6 million. During fiscal 2000, the Company realized gains of $18.9 million on the sale of certain investments. These realized gains are shown in the accompanying statement of operations as a component of other income. One of the investments is subject to a lock-up provision, which expires in January 2001.

     The amortized cost basis, aggregate fair value, and unrealized gains or losses for the Company's cash, cash equivalents, short- and long-term investment portfolio is presented below. For fiscal 2000, the unrealized gains and losses are included net of tax in stockholders' equity as follows (in thousands):

                                                                         GROSS        GROSS
                                             AMORTIZED    AGGREGATE    UNREALIZED   UNREALIZED
                                             COST BASIS   FAIR VALUE     GAINS        LOSSES
                                             ----------   ----------   ----------   ----------
OCTOBER 31, 1999:
Debt securities issued by states of the
  United States and political subdivisions
  of the states............................   $190,736     $190,340     $    --       $  396
Corporate debt securities..................     73,675       73,068          --          607
Debt securities issued by the United States
  Treasury and other United States
  government agencies......................     67,716       67,414          --          302
Other debt securities......................     20,386       20,386          --           --
Cash.......................................     69,938       69,938          --           --
                                              --------     --------     -------       ------
          Total cash, cash equivalents, and
            investments....................   $422,451     $421,146     $    --       $1,305
                                              ========     ========     =======       ======
OCTOBER 31, 2000:
Debt securities issued by the United States
  Treasury and other United States
  government agencies......................   $ 51,739     $ 51,554     $    --       $  185
Corporate debt securities..................     95,566       95,236          --          330
Money market funds.........................     80,622       80,622          --           --
Debt securities issued by states of the
  United States and political subdivisions
  of the states............................     15,333       15,321          --           12
Corporate equity securities................      9,203       24,510      15,307           --
Other debt and equity securities...........      8,559        8,559          --           --
Cash.......................................     61,764       61,764          --           --
                                              --------     --------     -------       ------
          Total cash, cash equivalents, and
            investments....................   $322,786     $337,566     $15,307       $  527
                                              ========     ========     =======       ======

     In connection with certain lease transactions discussed in Note 11, management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with certain of its investments. The Company may withdraw the collateral at its sole discretion, provided it is not in default under the lease agreement. At October 31, 1999 and 2000, marketable securities totaling $121.4 million and $123.3 million, respectively, were designated as collateral for these leases.

                             J.D. EDWARDS & COMPANY

  Property and Equipment and Long-lived Assets

     Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. The Company estimates a useful life for furniture and fixtures of five to seven years, two to three years for computer equipment, and three years for internal-use software.

     The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this evaluation, the Company estimates the future undiscounted cash flows of the operations to which the long-lived assets relate to ensure that the carrying value has not been impaired.

  Capitalized Software Research and Development Costs

     The Company capitalizes internally developed software costs and software purchased from third parties in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company's internal software costs include application and tools development, translation, and localization costs incurred in producing software to be licensed to customers. The Company also may contract with third parties to develop software that will be licensed to customers. In addition, from time to time the Company purchases source code or product rights from third parties that will be integrated with the Company's software. The associated fees paid to third parties are included as a component of capitalized internal software costs. Capitalization of development costs related to these software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design, or in certain cases where a detailed program design has not been completed, a working model is used. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. No internal software development costs were capitalized in fiscal 1998 or 1999. The Company capitalized $43.4 million of internal software development costs in fiscal 2000, of which $31.4 million represented third-party purchases of source code or product rights and outsourced software development.

     Amortization of capitalized internal software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue; or (b) the straight-line method over the product's estimated useful life, generally three years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs. Amortization expense for internally developed software is included in the cost of license fees and was $6.1 million, $4.8 million, and $1.3 million in fiscal 1998, 1999, and 2000, respectively.

     Research and development (R&D) costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) are expensed as incurred. The costs of developing routine enhancements are expensed as R&D costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

  Acquired Software and Other Acquired Intangibles

     From time to time the Company may acquire software or other intangible assets in acquisitions of other companies (see Note 8). For business combinations accounted for using the purchase method of accounting, acquired software and other acquired intangibles represent the amount of purchase price allocated to such intangible assets, such as core software, in-place workforce, customer base, and goodwill at the date of each acquisition. Goodwill represents the excess of purchase price over fair value of the net assets acquired. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which are generally three years for acquired core software and four years for other acquired intangible assets. The amortization of acquired software and other acquired intangible assets is presented in aggregate, as a separate line item, in the consolidated statement of operations. During fiscal 1998, the Company did not incur any amortization

                             J.D. EDWARDS & COMPANY
costs associated with acquired intangibles. The gross allocated cost basis and allocated cost net of accumulated amortization and currency translation adjustments as of October 31, 1999 and 2000, along with the amortization expense for fiscal 1999 and 2000 related to the software, in-place workforce, customer base, and goodwill is presented in the following table (in thousands):

                                                                                FISCAL YEAR
                                                        ALLOCATED   ALLOCATED   AMORTIZATION
                                                          COST      COST, NET     EXPENSE
                                                        ---------   ---------   ------------
OCTOBER 31, 1999:
Software..............................................   $35,293     $30,646      $ 4,622
In-place workforce....................................    10,355       9,001        1,351
Customer base.........................................    19,941      18,071        1,857
Goodwill..............................................    16,381      14,713        1,658
                                                         -------     -------      -------
          Total.......................................   $81,970     $72,431      $ 9,488
                                                         =======     =======      =======
OCTOBER 31, 2000:
Software..............................................   $34,186     $18,281      $11,767
In-place workforce....................................    12,631       8,928        3,178
Customer base.........................................    21,642      15,267        5,578
Goodwill..............................................    16,996      12,244        4,521
                                                         -------     -------      -------
          Total.......................................   $85,455     $54,720      $25,044
                                                         =======     =======      =======

  Acquired In-process Research and Development

     For business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to acquired in-process research and development (IPR&D) at the date of acquisition is expensed immediately as of the date of such acquisition in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an interpretation of SFAS No. 2" (see Note 8). IPR&D consists of products or technologies that are not yet proven to be technologically feasible, but have been developed to a point where there is value associated with them in relation to potential future revenue. When technological feasibility is not yet proven and if no alternative future uses are believed to exist for in-process technologies, the assigned values are expensed immediately upon the closing dates of the acquisitions. Amounts allocated to IPR&D are presented as a separate line item in the consolidated statement of operations.

  Restructuring and Other Related Costs

     Restructuring and related charges include the costs associated with the Company's strategic restructuring during the third quarter of fiscal 2000. A restructuring charge was recorded at the time the decision was made to restructure operations and the Company's Board of Directors formally adopted the restructuring plan (see Note 7). The charge primarily consisted of costs that were incremental to the Company's ongoing operations and were incurred to exit an activity or cancel an existing contractual obligation, employee termination related charges, and the buyout of operating leases. A liability was recorded in the third quarter only for those exit costs that could be reasonably estimated. Additionally, the Company incurred certain other incremental costs that were directly related to and separately identified in the restructuring plan. Other related costs, consisting primarily of equipment disposals, consolidation of office space, and employee relocation were expensed as incurred.

  Foreign Currency Translation

     The functional currency of each subsidiary is the local currency or, in certain countries in Europe, the euro. Translation of asset and liability balances to U.S. dollars is based on exchange rates as of each balance sheet date.

                             J.D. EDWARDS & COMPANY

Cumulative currency translation adjustments, net of related deferred taxes, are presented as a separate component of stockholders' equity. Accumulated foreign currency translation balances consisted of a net loss of $1.6 million and $6.6 million at October 31, 1999 and 2000, respectively. The deferred taxes allocated to these amounts for fiscal 1999 and 2000 were $697,000 and $3.9 million, respectively.

     Statements of operations and cash flows amounts are translated at the average exchange rates for the period. Transaction gains and losses and unrealized gains and losses on short-term intercompany receivables and payables are included in income as incurred. Net foreign exchange transaction losses are included in other income and expense and totaled $2.8 million, $568,000, and $422,000 in fiscal 1998, 1999, and 2000, respectively.

  Accounting for Derivative Instruments and Hedging Activities

     The Company uses hedging instruments to mitigate foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. At October 31, 2000, the Company had approximately $69.7 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Gains and losses on these contracts were included with foreign currency gains and losses on the transactions being hedged and were recognized as a component of other income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts were included in cash flows from operating activities in the consolidated statements of cash flows.

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In addition, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends SFAS No. 133 to provide additional implementation guidance related to SFAS No. 133. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001 and is currently continuing to assess the implications of SFAS No. 133 and SFAS No. 138. Management anticipates that the adoption will not have a material impact on its consolidated financial statements or results of operations.

  Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides related services, including consulting, support, and education. The Company recognized revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," as well as Technical Practice Aids (TPA) issued from time to time by the American Institute of Certified Public Accountants. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until the Company's fourth quarter of fiscal 2001. Management has evaluated the impact of SAB No. 101 and believes that it will not have a material impact on the Company's consolidated results of operations or on its current licensing or revenue recognition practices.

     Consulting and education services are not essential to the functionality of the Company's software products, are separately priced, and are available from a number of suppliers. Revenue from these services is recorded separately from the license fee. The Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there

                             J.D. EDWARDS & COMPANY
are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms in excess of 12 months from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting and education services is recognized as services are performed. Revenue from agreements for supporting and providing periodic upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

  Stock-based Compensation

     The Company has elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees;" and the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," are included in Note 5. SFAS No. 123 permits the use of either a fair value based method or the method defined in APB No. 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. In March 2000, the FASB issued Interpretation (FIN) No. 44 ("Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No.
25. FIN No. 44 clarifies the application of APB No. 25 for: (a) the definition of the employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 15, 2000. The adoption of the provisions of FIN No. 44 did not have a material impact on the Company's consolidated financial position or results of operations.

  Income Taxes

     Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets may be reduced by a valuation allowance if current evidence indicates that it is more likely than not that these benefits will not be realized.

  Earnings Per Common Share

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain equity instruments, and the weighted average shares outstanding for the fiscal 1998 period was adjusted to include all common shares issuable under stock options using the treasury stock method. Diluted loss per share for the fiscal 1999 and fiscal 2000 periods exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The fiscal 2000 amount is reflected net of the treasury shares acquired. Using the treasury stock method, the weighted average common stock equivalents for fiscal 1999 and fiscal 2000 were 6.1 million shares and 5.2 million shares, respectively. All shares owned by the Employee Retirement Savings Plans (401(k)
Plan) were included in the weighted average common shares outstanding for all periods.

                             J.D. EDWARDS & COMPANY

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                           YEAR ENDED OCTOBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
Numerator:
  Net income (loss)..................................  $ 74,468   $(39,224)  $(15,422)
                                                       ========   ========   ========
Denominator:
  Basic income (loss) per share -- weighted average
     shares outstanding..............................    98,264    105,378    109,376
  Dilutive effect of common stock equivalents........    11,729         --         --
                                                       --------   --------   --------
  Diluted net income (loss) per share -- adjusted
     weighted average shares outstanding, assuming
     conversion of common stock equivalents..........   109,993    105,378    109,376
                                                       ========   ========   ========
Basic net income (loss) per share....................  $   0.76   $  (0.37)  $  (0.14)
Diluted net income (loss) per share..................  $   0.68   $  (0.37)  $  (0.14)

  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires disclosure in the financial statements of the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect retained earnings. The Company's comprehensive income or loss is comprised of its net income or loss, unrealized gains or losses on equity securities available for sale, and foreign currency translation adjustments. The Company's comprehensive income was $74.8 million for fiscal 1998. In fiscal 1999 and 2000, the Company had a comprehensive loss of $41.2 million and $11.2 million, respectively.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. In accordance with the Company's cash investment policies, the majority of its investments are made in investment grade securities. Management believes the risk with respect to trade receivables is mitigated by the fact that the Company's customer base is geographically widespread and is highly diversified. No single customer accounted for 10% or more of revenue for fiscal 1998, 1999, or 2000 or of accounts receivable at October 31, 1999 or 2000.

  Fair Value of Financial Instruments

     For certain Company financial instruments, including trade receivables and accounts payable, the carrying amounts approximate fair market value due to their short maturities.

                             J.D. EDWARDS & COMPANY

(2) CERTAIN BALANCE SHEET COMPONENTS

     The components of certain balance sheet line items are as follows (in thousands):

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
OTHER CURRENT ASSETS:
  Prepaid expenses..........................................  $ 13,305   $ 33,541
  Other receivables and current assets......................    21,631     25,664
                                                              --------   --------
                                                              $ 34,936   $ 59,205
                                                              ========   ========
PROPERTY AND EQUIPMENT:
  Furniture and fixtures....................................  $ 97,042   $ 95,027
  Computer equipment and software...........................    62,432     75,953
  Land and improvements.....................................     9,240      9,897
                                                              --------   --------
                                                               168,714    180,877
  Less: accumulated depreciation............................   (82,382)   (97,200)
                                                              --------   --------
                                                              $ 86,332   $ 83,677
                                                              ========   ========
ACCRUED LIABILITIES:
  Compensation and related accruals.........................  $105,539   $ 95,410
  Accrued income taxes......................................     9,553     11,177
  Other accrued costs.......................................    47,543     77,955
                                                              --------   --------
                                                              $162,635   $184,542
                                                              ========   ========

(3) BANK LINE OF CREDIT

     In June 2000, the Company obtained a $100.0 million unsecured, revolving line of credit (the Revolver) that expires on June 29, 2001. Borrowings under the Revolver are for working capital and other general corporate purposes. The Company has a prime rate or London Interbank Offered Rate based borrowing option. The credit agreement associated with the Revolver requires that the Company remain in compliance with certain affirmative and negative covenants, representations, and warranties. The financial covenants include a liquidity coverage, leverage, and profitability measure.

     The Company also had a $10 million unsecured, revolving line of credit that expired on July 31, 2000. The credit agreement associated with the Revolver required that the Company remain in compliance with certain affirmative and negative covenants, representations, and warranties, including a liquidity measure.

     At October 31, 1999 and 2000, the Company was in compliance with the covenants under the respective credit agreements, and there were no borrowings outstanding.

(4) COMMON SHARES SUBJECT TO REPURCHASE

     The Company has a stock repurchase plan which was designed to partially offset the effects of share issuances under the stock option plans and Employee Stock Purchase Plans (ESPP). The Company's Board of Directors authorized the repurchase up to 8 million shares of J.D. Edwards' common stock under this plan during fiscal 1999. The actual number of shares that are purchased and the timing of the purchases are based on several factors, including the level of stock issuances under the stock plans, the price of the Company's stock, general market conditions, and other factors. The stock repurchases may be effected at the Company's discretion through forward purchases, put and call transactions, or open market purchases. During fiscal 2000 the Company entered into equity derivative contracts for the purchase of 5.2 million common shares in accordance with the share repurchase plan, and settled contracts for the repurchase of 2.5 million shares for a total of $90.5 million in cash.

                             J.D. EDWARDS & COMPANY

Approximately 525,000 of the repurchased shares were reissued to fund the June 30, 2000 ESPP purchase. As of October 31, 2000, approximately 1.9 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for by a first-in, first-out method.

     In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). Equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. The EITF reached a consensus on Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19) in September 2000. EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts could be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with cumulative catch-up adjustment to be recorded at that time. The Company believes that the equity derivative contracts that may remain unsettled at June 30, 2001, if any, will be in accordance with the requirements of EITF 00-19 and management does not anticipate that such adoption will have a material impact on the Company's consolidated financial statements or results of operations.

     At October 31, 2000, the Company held forward contracts requiring the purchase at a future date of 2.7 million shares of its common stock at an average cost of $32.17 per share. Forward purchase contracts require a full physical settlement, and the aggregate redemption cost of $89.1 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. The equity instruments are exercisable by the Company only at their dates of expiration. At October 31, 2000 the dates of expiration ranged from December 2000 to September 2001. In December 2000, the Company rolled forward 502,500 shares expiring in December 2000 to December 2001, resulting in a new expiration range of March 2001 to December 2001. However, the counter-party has the right to require an early settlement based on the market price of J.D. Edwards' common stock as stipulated in the contracts. Additionally, a decline in the Company's common stock price below the stipulated price in the contracts may trigger the requirement to collateralize the outstanding exposure.

(5) EMPLOYEE RETIREMENT SAVINGS PLAN AND STOCK-BASED BENEFIT PLANS

  Employee Retirement Savings Plan (401(k) Plan)

     The Company established the 401(k) Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 in 1988 and made certain amendments during fiscal 1998. The retirement savings plan is an Internal Revenue Code Section 401(k) plan, commonly known as a salary reduction retirement plan. The Company merged the U.S. employee portion of its Employee Stock Ownership Plan (ESOP)into the 401(k) Plan in August 1998. The Company made discretionary contributions of cash and/or shares of common stock of the Company to the ESOP trust fund maintained in the form of individual participant accounts that vested over a seven-year period. Allocations to these accounts were made on the basis of each participant's proportionate share of total compensation paid by the Company to all ESOP participants during each calendar year. A total of 8,108,373 shares owned by the ESOP transferred to individual frozen accounts in the 401(k) Plan. Remaining shares in the 401(k) Plan for non-U.S. participants may be maintained in the account up to the end of calendar year 2000. Compensation cost was measured as the estimated fair value of shares contributed to or committed to be contributed to the ESOP, plus the cash contributed to or committed to be contributed to the ESOP. For the year ended October 31, 1998, the Company recognized as compensation cost $7.3 million. The ESOP owned

                             J.D. EDWARDS & COMPANY

7,888,494 shares of common stock at October 31, 1998, and all shares owned by the ESOP had been allocated to participants.

     Employees are eligible to participate in the 401(k) Plan on the first day of the calendar quarter following one complete calendar month of service. The 401(k) Plan allows for both matching and discretionary contributions. Generally, the Company matches 50% of an employee's eligible contributions to the 401(k) Plan, up to a maximum match of 3% of eligible compensation for each calendar year. Employees must complete 1,000 hours of service and be employed by the Company on the last day of the calendar year to receive the matching contribution, which is fully vested when made for all participants. The Company recognized expense for matching contributions of $5.4 million, $4.2 million, and $6.2 million for fiscal 1998, 1999, and 2000, respectively. Discretionary contributions to the 401(k) Plan are subject to a five-year vesting schedule based on number of years of service with the Company. In fiscal 1999 and 2000, the Company accrued $1.2 million and $3.1 million, respectively, for discretionary contributions to be made in Company common stock.

  Equity Incentive Plans

     In August 1997, the Company established an Equity Incentive Plan (the 1997
Plan). A total of 10,000,000 shares of common stock are reserved for issuance under the 1997 Plan, of which 5,024,969 and 9,606,285 were available for grant as of October 31, 1999 and 2000, respectively. The number of shares of common stock reserved for issuance is increased on each anniversary date of the adoption of the 1997 Plan by a number of shares equal to the number of shares needed to restore the maximum aggregate number of shares to 10,000,000 or a lesser amount determined by the Company's Board of Directors. The 1997 Plan provides for the granting of incentive stock options to employees and the granting of non-statutory stock options and stock purchase rights to employees, directors, and consultants.

     In November 1992, the Company established an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the 1992 Option Plans). The options that were granted vest over a period of time ranging from four to five years with a term of not more than 10 years. A total of 35 million shares of common stock are authorized for issuance under the 1992 Option Plans, of which 13,495,090 and 13,888,000 shares were available for grant as of October 31, 1999 and 2000, respectively. The Company does not anticipate granting additional options under the 1992 Option Plans.

  Employee Stock Purchase Plans

     In August 1997, the Company established the ESPP. A total of 2,000,000 shares of common stock were reserved for issuance under the ESPP. An annual increase is made to the ESPP on each anniversary date of the plan in an amount equal to the number of shares of common stock required to restore the maximum number of shares reserved for issuance to 2,000,000 shares, or a lesser amount determined by the Company's Board of Directors. Eligible employees may purchase common stock totaling up to 10% of an employee's compensation through payroll deductions. The ESPP for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Code. The price of common stock to be purchased is 85% of the lower of the fair market value of the common stock on the first or last day of each purchase period. During the years ended October 31, 1999 and 2000, a total of 1,090,000 and 1,085,744 shares, respectively, were issued under the ESPP, generating total proceeds to the Company of $19,652,000 and $15,264,000, respectively. At October 31, 2000, a total of $4.7 million had been withheld from employees' payroll for the purchase offering period ending on December 31, 2000. Subsequent six-month purchase offering periods will commence on January 1, 2001, and June 1, 2001.

  Stock-based Compensation

     The Company records compensation expense related to its stock plans using the intrinsic value based method and discloses a pro forma compensation value measured using the fair value accounting method.

                             J.D. EDWARDS & COMPANY

Generally, stock options are granted with an exercise price equal to the fair value at the date of grant. For the fair value disclosure below, compensation value is estimated for each option grant under the 1992 Option Plans and 1997 Plan on the date of grant using a Black-Scholes option pricing model. Based on the calculations using a Black-Scholes option pricing model, the weighted average grant date fair value of options was $16.24, $10.65, and $9.73 in fiscal 1998, 1999, and 2000, respectively. The weighted average grant date fair value of shares issued through the ESPP in fiscal 1999 and 2000 was $8.91 and $7.35, respectively.

     The following weighted average assumptions were used for grants in fiscal 1998, 1999, and 2000:

STOCK-BASED                                          EXPECTED LIFE    EXPECTED      RISK-FREE
COMPENSATION                                          (IN YEARS)     VOLATILITY   INTEREST RATE
------------                                         -------------   ----------   -------------
Options:
  1998.............................................      3.57            50%          5.51%
  1999.............................................      3.38            60%          4.64%
  2000.............................................      3.32            71%          6.23%
ESPP:
  1998.............................................      0.55            --%          5.25%
  1999.............................................      0.53            60%          4.63%
  2000.............................................      0.50            71%          5.14%

     The pro forma impact on the Company's net income or loss and net income or loss per share had compensation expense been recorded as determined under the fair value method is shown below (in thousands, except per share data):

                                                            YEAR ENDED OCTOBER 31,
                                                         -----------------------------
                                                          1998       1999       2000
                                                         -------   --------   --------
Net income (loss):
  As reported..........................................  $74,468   $(39,224)  $(15,422)
  Pro forma............................................   58,183    (73,421)   (52,130)
Basic net income (loss) per share:
  As reported..........................................     0.76      (0.37)     (0.14)
  Pro forma............................................     0.59      (0.70)     (0.48)
Diluted net income (loss) per share:
  As reported..........................................     0.68      (0.37)     (0.14)
  Pro forma............................................     0.53      (0.70)     (0.48)

                             J.D. EDWARDS & COMPANY

     Activity of the 1992 Option Plans and 1997 Plan is summarized in the following table:

                                                              WEIGHTED                       WEIGHTED
                                              NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                                SHARES     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                              ----------   --------------   -----------   --------------
Options outstanding, October 31, 1997.......  21,251,525       $ 4.66        8,964,695        $ 3.15
Options granted.............................   4,648,590        38.57
Less: options exercised.....................  (8,769,329)        3.37
Less: options forfeited.....................    (337,870)       19.11
                                              ----------
Options outstanding, October 31, 1998.......  16,792,916        14.40        4,478,186          4.17
Options granted.............................   5,975,428        23.29
Less: options exercised.....................  (2,937,932)        4.06
Less: options forfeited.....................  (1,513,327)       22.75
                                              ----------
Options outstanding, October 31, 1999.......  18,317,085        18.25        6,381,692         11.29
Options granted.............................  10,203,179        18.45
Less: options exercised.....................  (4,270,704)        6.22
Less: options forfeited.....................  (3,438,149)       25.56
                                              ----------
Options outstanding, October 31, 2000.......  20,811,411        19.59        6,536,434         18.53
                                              ==========

     The status of total stock options outstanding and exercisable under the 1992 Option Plans and 1997 Plan as of October 31, 2000, follows:

                                                                            STOCK OPTIONS
STOCK OPTIONS OUTSTANDING                                                    EXERCISABLE
----------------------------------------------------------------------   --------------------
                                                 WEIGHTED
                                                 AVERAGE      WEIGHTED               WEIGHTED
                                                REMAINING     AVERAGE                AVERAGE
                                  NUMBER OF    CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES            SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
------------------------          ----------   ------------   --------   ---------   --------
$  2.66-3.44....................   1,292,444       3.5         $ 3.03    1,289,644    $ 3.03
        6.24....................   1,901,437       4.9           6.24    1,281,237      6.24
 10.50-15.56....................   6,387,061       7.2          10.82      593,046     10.88
 15.81-23.63....................   1,041,105       7.5          18.94      228,232     17.71
 23.94-35.88....................   7,068,944       6.5          25.73    1,636,431     24.57
 36.00-44.88....................   3,120,420       5.4          38.84    1,507,844     38.80
                                  ----------                             ---------
  2.66-44.88....................  20,811,411       6.3          19.59    6,536,434     18.53
                                  ==========                             =========

                             J.D. EDWARDS & COMPANY

(6) INCOME TAXES

     Income or loss before income taxes consists of the following, and the components of the provision for or benefit from income taxes are as follows (in thousands):

                                                            YEAR ENDED OCTOBER 31,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
Income (loss) before income taxes:
  Domestic............................................  $ 89,624   $ (3,738)  $  2,150
  Foreign.............................................    28,579    (44,427)   (22,782)
                                                        --------   --------   --------
                                                        $118,203   $(48,165)  $(20,632)
                                                        ========   ========   ========
Components of the provision for (benefit from) income
  taxes:
  Current:
     U.S. Federal.....................................  $ 24,146   $ (2,258)  $  1,349
     State............................................     4,417        276         80
     Foreign..........................................    17,105     11,576      7,411
                                                        --------   --------   --------
                                                          45,668      9,594      8,840
  Deferred:
     U.S. Federal.....................................      (324)   (13,098)   (13,700)
     State............................................       (36)    (1,552)    (1,109)
     Foreign..........................................    (1,573)    (3,885)       759
                                                        --------   --------   --------
                                                          (1,933)   (18,535)   (14,050)
                                                        --------   --------   --------
Total provision for (benefit from) income taxes.......  $ 43,735   $ (8,941)  $ (5,210)
                                                        ========   ========   ========

     The provisions for or benefit from income taxes are different from the amounts computed by applying the U.S. federal statutory rate to income before income taxes. The amounts are reconciled as follows (in thousands):

                                                             YEAR ENDED OCTOBER 31,
                                                          ----------------------------
                                                           1998       1999      2000
                                                          -------   --------   -------
Statutory rate..........................................  $41,371   $(16,858)  $(7,221)
Foreign income taxed at higher rates....................    7,119      6,752     7,268
Non-deductible expenses/non-taxable income..............   (1,067)    (3,015)   (1,244)
State income taxes, net of U.S. Federal benefit.........    2,847       (830)     (470)
Income tax credits......................................   (5,590)    (4,983)   (4,594)
Other...................................................     (945)     1,113     1,051
Acquisition-related permanent differences...............       --      8,880        --
                                                          -------   --------   -------
Provision for (benefit from) income taxes...............  $43,735   $ (8,941)  $(5,210)
                                                          =======   ========   =======

     The effective rate for fiscal year 2000, excluding the effects of restructuring and other related charges, was 37%, and the effective tax rate for fiscal year 1999, excluding the impact of acquisitions, was 37%. During fiscal 2000, the restructuring and other related charges decreased the rate primarily due to the differences in tax rates in various countries where the restructuring costs were incurred. During fiscal 1999, the tax effect of acquisition-related permanent differences reduced the overall income tax benefit.

     The Company received a benefit from the tax deductions for compensation in excess of compensation expense recognized for financial reporting purposes. Such credit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in APB No. 25, "Accounting for Stock Issued to Employees") and the date at which the compensation deduction for income tax purposes is

                             J.D. EDWARDS & COMPANY
determinable. Additional paid-in capital was increased by this tax benefit of $58.3 million, $10.1 million, and $22.5 million for fiscal years 1998, 1999, and 2000, respectively, and is included in the accompanying consolidated statement of changes in stockholders' equity.

     Deferred tax assets and liabilities included in the balance sheet are comprised of the following components (in thousands):

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Revenue deferred for book purposes........................  $  7,747   $  2,879
  Foreign tax credit carryforwards..........................    14,893     14,624
  Allowance for doubtful accounts...........................     1,586      3,226
  Vacation and other accruals...............................     8,441     13,600
  Fixed assets..............................................     2,290        961
  Research and development credit carryforward..............     2,735      7,120
  Net operating loss carryforwards..........................    62,251    104,387
  Other.....................................................     9,475      9,207
                                                              --------   --------
          Total deferred tax assets.........................   109,418    156,004
Deferred tax liabilities:
  Capitalized software development costs....................        --     (9,673)
  Revenue deferred for tax..................................   (10,774)    (8,362)
  Other.....................................................    (2,109)    (6,682)
                                                              --------   --------
          Total deferred tax liabilities....................   (12,883)   (24,717)
Less valuation allowance....................................    (9,651)    (9,651)
                                                              --------   --------
Net deferred tax asset......................................  $ 86,884   $121,636
                                                              ========   ========
Deferred taxes in other current assets......................  $  4,312   $   (901)
Non current portion of deferred taxes.......................    82,572    122,537
                                                              --------   --------
Net deferred tax asset......................................  $ 86,884   $121,636
                                                              ========   ========

     The Company has available approximately $14.6 million of foreign tax credit carryforwards, of which $4.8 million will expire in 2003, $8.4 million will expire in 2004, and $1.4 million will expire in 2005. The Company has a U.S. net operating loss carryforward (NOL) of approximately $270.5 million, of which $121.2 million will expire in 2018, $52.5 million will expire in 2019, and $96.8 million will expire in 2020. Additionally, a research and development credit carryforward of approximately $7.1 million is available, of which $3.5 million will expire in 2019 and $3.6 million will expire in 2020.

     The Company has gross deferred tax assets of $156.0 million at October 31, 2000, against which the Company has recorded a valuation allowance of $9.7 million related to certain foreign tax credits. This valuation allowance was recorded because the Company could not utilize such credits in the current year and there is sufficient uncertainty as to whether the credits will be utilized prior to expiration. Also included in the deferred tax asset balance at October 31, 2000 are approximately $104.4 million in tax-affected NOLs. Realization of the deferred tax assets associated with the NOLs is dependent on the Company generating sufficient taxable income to utilize the NOLs prior to their expiration. Management believes that based on the available evidence, both positive and negative, it is more likely than not that currently recorded deferred tax assets will be fully realized based on analysis of historical results, projections of future operating results, and an assessment of the market conditions that have and are expected to affect the Company in the future.

                             J.D. EDWARDS & COMPANY

     At October 31, 1999, and October 31, 2000, unremitted earnings of foreign subsidiaries totaled $15.2 million and $2.0 million, respectively, and were deemed to be permanently invested. The unrecognized deferred tax liability for such earnings is immaterial.

(7) STRATEGIC RESTRUCTURING

     Overview. During fiscal 2000, the Company's Board of Directors approved a global restructuring plan to reduce the Company's operating expenses and strengthen both its competitive and financial positions. Overall expense reductions were necessary both to lower the Company's existing cost structure and to reallocate resources to pursue its future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over the past several fiscal quarters, as the Company's headcount and operating expenses grew at a faster rate than revenue. As discussed in prior periods, the Company also had incurred operating losses in certain geographic areas. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying the Company's approach for providing certain services for customers. Restructuring and related charges primarily consisted of severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000 and management expects that remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame.

     Employee severance and termination costs. The Company paid termination salaries, benefits, stock compensation, outplacement, and other related costs to the employees involuntarily terminated worldwide. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. Only costs for involuntarily terminated employees are included in the restructuring charge.

     Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were generating losses, or where redundancy existed. The Company decreased its workforce by a total of 775 employees across most geographic areas and functions of its business, including administrative, professional, and management positions. All employee terminations occurred during the third quarter of fiscal 2000, although a limited number of involuntarily terminated employees continued to provide transitional services to the Company (generally 30- to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge and severance packages were only provided to the 688 involuntarily terminated employees. The employee severance and termination costs included $1.3 million in non-cash charges.

                             J.D. EDWARDS & COMPANY

     The following table summarizes the number of employee positions eliminated in accordance with the restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
United States...............................................   472
Asia Pacific................................................   143
EMEA........................................................    96
Canada and Latin America....................................    64
                                                               ---
          Total.............................................   775
                                                               ===
FUNCTION:
Sales and marketing.........................................   265
Consulting and technical support............................   208
Research and development....................................   100
Training services...........................................    80
Finance, human resources, legal, and other general and
  administrative............................................    63
Information technology......................................    33
Customer support and product delivery.......................    26
                                                               ---
          Total.............................................   775
                                                               ===

     Office closures. In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado and regional offices in the U.S.; Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters campus, with the remaining moves expected to be completed by February 2001. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed during fiscal 2000.

     The Company also closed or downsized several underutilized training facilities in order to modify its education approach. Certain regional facilities, including Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey; and Toronto, Canada, were closed, downsized, or significantly reduced. These closures and reductions were completed in December 2000.

     Operating lease buyouts. Operating lease buyouts and related costs are the actual or estimated costs associated with the early termination of leases for computer equipment, phones, and automobiles that were no longer necessary for operations due to the reduced workforce and facilities.

     Asset disposal losses and other costs. During fiscal 2000, the Company wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce. These assets were taken out of service and disposed of during fiscal 2000. During the last half of fiscal 2000, the Company incurred other expenses of $557,000 related to additional asset write-offs, consolidation of office space, and relocation of employees.

     Adjustments. The Company recorded adjustments to reduce the restructuring provision by $2.5 million in the fourth quarter of fiscal 2000. A portion of the adjustment relates to favorable negotiations with a vendor through which the Company successfully reduced a contractual termination fee by $1.5 million. The Company also successfully negotiated higher sublease income associated with leased office space and subleased some vacated premises more quickly than anticipated for a total of $1.2 million. Additionally, employee severance and termination costs were reduced by $342,000 as some of these related costs were lower than anticipated. This was

                             J.D. EDWARDS & COMPANY
offset in part by an increase of $500,000 for other additional incremental severance and termination costs not anticipated in the original restructuring plan.

     Total costs. The following table summarizes the components of the restructuring charge, the payments and non-cash charges, and the remaining accrual as of October 31, 2000, by geographic region (in thousands):

                                                                                             ASSET
                                                                                            DISPOSAL        TOTAL
                              EMPLOYEE                                     RESTRUCTURING   LOSSES AND   RESTRUCTURING
SUMMARY OF RESTRUCTURING     SEVERANCE &       OFFICE    OPERATING LEASE       COSTS         OTHER       AND RELATED
CHARGE AND PAYMENTS:      TERMINATION COSTS   CLOSURES      BUY-OUTS         SUBTOTAL        COSTS         CHARGES
------------------------  -----------------   --------   ---------------   -------------   ----------   -------------
United States..........       $  8,447        $10,815         $ 597          $ 19,859        $  81        $ 19,940
EMEA...................          4,155            458            --             4,613           35           4,648
Canada, Asia Pacific,
  and Latin America....          4,081          1,394            50             5,525           --           5,525
                              --------        -------         -----          --------        -----        --------
Consolidated charge,
  July 31, 2000........         16,683         12,667           647            29,997          116          30,113
Third quarter cash
  payments and non-cash
  charges..............        (12,176)        (1,860)         (223)          (14,259)        (116)        (14,375)
                              --------        -------         -----          --------        -----        --------
Accrual balance, July
  31, 2000.............          4,507         10,807           424            15,738           --          15,738
Fourth quarter cash
  payments.............         (3,311)        (2,294)           --            (5,605)        (441)         (6,046)
Fourth quarter
  restructuring charge
  adjustment...........           (342)        (2,696)           --            (3,038)         941          (2,097)
                              --------        -------         -----          --------        -----        --------
Accrual balance, October
  31, 2000.............       $    854        $ 5,817         $ 424          $  7,095        $ 500        $  7,595
                              ========        =======         =====          ========        =====        ========

(8) ACQUISITIONS

     To date, all of the Company's business acquisitions have been accounted for using the purchase method and, accordingly, the total purchase price of each company was allocated to the acquired assets and liabilities at their fair values as of the closing dates of the acquisition. For purposes of allocating the purchase price to the identified acquired assets, the term "fair value" is defined as fair market value, or the price at which an asset would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, and both parties are able, as well as willing, to trade and are well-informed about the asset and the market for that asset. The Company's consolidated statements of operations do not include any revenue or expenses related to the acquisitions prior to their closing dates.

     Numetrix Ltd. On June 16, 1999, the Company completed an acquisition of privately held Numetrix Ltd. (Numetrix), a Toronto-based provider of Internet-enabled supply chain planning software. Numetrix's product suite was integrated with the Company's existing enterprise application solutions to link customers, suppliers, and trading partners in collaborative enterprise networks and is also being sold separately. The purchase price was paid in cash and consisted of $83.0 million for outstanding common and preferred shares of Numetrix. The Company incurred direct costs related to the transaction totaling $5.2 million. Additionally, the Company repaid debt and assumed net liabilities from Numetrix totaling $10.6 million. The total purchase price of $98.8 million was allocated to the acquired assets and liabilities at their fair values as of June 16, 1999. The acquired intangible assets consisted of capitalized software valued at $32.8 million, the in-place workforce valued at $5.3 million, and the existing customer base valued at $19.9 million. The remaining excess purchase price of $16.4 million was recorded as goodwill. Additionally, $24.0 million of the purchase price was allocated to IPR&D.

                             J.D. EDWARDS & COMPANY

     Pro forma results of operations have been prepared as though the companies had combined at the beginning of fiscal 1998 and fiscal 1999, the two most recently completed fiscal years at the time of acquisition. These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, including the write-off of IPR&D, additional amortization expense as a result of goodwill and other intangibles, interest, and income tax adjustments. Giving effect to such adjustments as of the beginning of the fiscal year ended October 31, 1998, pro forma total revenue, net income, and diluted net income per share were $961.1 million, $35.0 million, and $0.32, respectively. Reflecting these same adjustments as of the beginning of the fiscal year ended October 31, 1999, pro forma total revenue, net loss, and net loss per share were $957.1 million, $51.9 million, and $0.49, respectively. This information is not intended to be indicative of the results of operations that would have actually resulted had the acquisitions occurred at the beginning of the period presented or of results for any future period.

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

     The Numetrix purchase agreement included provisions under which the Company is able to make claims upon funds held in escrow related to certain liabilities, anticipated liabilities, and other representations and warranties made in the purchase agreement. In June 2000, the Company notified the escrow agent of such a claim. The amount that may be received from the claim cannot currently be reasonably estimated.

     The most significant in-process technology acquired was being designed by Numetrix prior to the fiscal 1999 acquisition to provide an operational-level planning and scheduling optimization solution targeted at discrete manufacturing industries. Additionally, prior to the fiscal 1999 acquisition, a new demand-planning module was in the process of design by Numetrix to enhance enterprise-wide collaborative forecasting and address forecast reconciliation. Both technologies were released in October 2000. Another in-process technology of Numetrix, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. This technology is now part of J.D. Edwards advanced planning integration project.

     Both the developed technology and in-process development valuations were based primarily on an income approach that examined all projected revenue and expenses attributable to the assets over the economic life of each. A variation of the income approach that applies a percentage of completion calculation also was used to value in-process technology, and this method was used for recording the fair value of in-process development. In this approach, the research and development costs to complete the in-process technology are not deducted as an expense. However, the net cash flows are multiplied by the percentage of completion of the technology. The percentage of completion was based on the development expense spent as of the valuation date as a percentage of the total required development expense for each new product and each new release of the existing products.

     The basis of the financial projections used in the valuation analysis were management projections of the revenue and expenses likely to be realized by Numetrix. Projected revenue was split between developed, in-process, and future technology to be developed subsequent to the valuation date. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS No. 86, SFAS No. 2, and FASB Interpretation No. 4. All expenses associated with those revenues were deducted, including cost of goods sold, sales and marketing, general and administrative expenses, and research and development expenses. Allocations of revenue and expenses between developed, in-process, and future technology were based on the development schedule of new products and new versions of existing products and the estimated lines of code needed to complete each in-process product phase as provided by Numetrix. Unless otherwise appropriate, these expenses were allocated to developed, in-process, and future technology in the same ratio as the revenue. An economic rent for use of other assets was deducted, including the in-place workforce,

                             J.D. EDWARDS & COMPANY
working capital, fixed assets, trademark, and customer base. A royalty rate for the proprietary Distributed Object Messaging Architecture was deducted where appropriate for applications relying on this existing technology. Income taxes were deducted at the estimated effective tax rate for the company. An appropriate discount rate was applied to the projects to calculate the net present value of the developed and in-process technology over their economic lives.

     The valuations used a discounted cash flow analysis of financial projections over the estimated useful lives of the existing technology. After the end of the projection period, no further revenue was assumed and no residual value of the technologies was used. The projected revenue stream by product -- developed, in-process, and future -- was determined by the existing lines of software code and incremental lines of code for future releases of each product. The discount rate was based on the weighted-average cost of capital method, and was determined to be 22.5% for Numetrix. This same rate was used for valuing the IPR&D due to the level of risk, which was considered the same as that for the company as a whole. A discount rate of 17.5% was used for developed technology due to the lower level of risk.

     Financial projections used to value the intangibles included breakdowns of revenue from license fees, implementation and consulting services, and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through Numetrix's fiscal year ending February 28, 2009. Based on historical data provided by management of Numetrix regarding the rate at which the code base for developed technology would become obsolete, the expected replacement and augmentation of existing software code for each product, as well as the rate at which replacement technology would be developed, the projection period was deemed appropriate. Significant changes were not anticipated from historical pricing or gross margins. Management anticipates solid revenue growth consistent with historical and projected results of competitors, as well as general market expectations for the supply chain management space and especially Web-enabled applications, such as those currently and expected to be offered by Numetrix. Also, the discrete scheduling product targeted the much larger market of mid-sized manufacturing companies in addition to the Company's traditional market of Fortune 500 customers. Operating expenses are also expected to increase significantly but, as a percentage of revenue, are projected to fall closer in line with industry averages consistent with the major ERP providers, including J.D. Edwards, Oracle, and SAP. Accordingly, the operating margin is expected to be at a break-even point in fiscal 1999 and gradually increase through the fiscal year ending February 28, 2009.

     The Premisys Corporation. On February 26, 1999, the Company completed its acquisition of The Premisys Corporation, a privately held Illinois corporation that provides visual configuration software and consulting services. Technology acquired from The Premisys Corporation is being integrated with OneWorld, the Company's multi-platform software. The purchase price was paid with a combination of J.D. Edwards' common stock and cash. The acquisition was accounted for as a purchase and the purchase price of $7.1 million was allocated to the acquired assets and liabilities at their fair values as of February 26, 1999. Acquired intangible assets consisted of $2.4 million of capitalized software and $5.0 million of in-place workforce, including a gross up for deferred taxes. Additionally, $2.1 million was allocated to IPR&D. Future consideration that may be paid in fiscal 2001 based on the occurrence of certain future events is being recorded as compensation expense through the second quarter of fiscal 2001. Pro forma results of operations as though the companies had combined at the beginning of fiscal 1998 and fiscal 1999, the two most recently completed fiscal years at the time of acquisition, would not be materially different from reported results and therefore have been omitted.

     As of the date of acquisition of The Premisys Corporation, major enhancements of the CustomWorks product were underway. Additionally, The Premisys Corporation and J.D. Edwards began developing an interface between CustomWorks and OneWorld under a Product Alliances Partner Agreement entered into by the two companies in August 1997. Technology acquired in the Company's purchase of The Premisys Corporation is now functionally integrated with OneWorld, and the integrated version was released in August 2000.

                             J.D. EDWARDS & COMPANY

     The percentage completion variation of the income approach was used to value the IPR&D from The Premisys Corporation acquisition based on projected revenue and expenses likely to be realized. However, both a replacement cost approach and market approach also were considered and provided further support for the valuation. The percentage of completion for the in-process technology was based on the development expense spent as of the valuation date as a percentage of the total required development expense. The financial projections include revenue from license fees, implementation, and consulting services and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for fiscal 1999 through fiscal year 2003. Charges for other assets were also deducted, including a royalty for the core technology, fixed assets, working capital, and other intangibles. Income taxes were deducted at the estimated effective tax rate for the company. A discount rate of 21% was deemed appropriate for the level of risk associated with the development projects. This rate was used over the economic life to calculate the net present value for the developed and in-process technology.

     The financial model used in the valuation anticipated revenue growth consistent with the historical and projected results of competitors, as well as general market expectations for the supply chain management space and front office applications, such as CustomWorks. Operating expense assumptions showed significant increases, gradually falling in line with industry averages consistent with established enterprise and supply chain solutions providers. Accordingly, the operating margin in the financial model is expected to grow over fiscal 2000 and fiscal 2001, but then gradually decline as the developed and in-process products mature.

     Australia/New Zealand business partner. On March 6, 2000, the Company completed an acquisition of its long-standing business partner serving Australia and New Zealand, J.D. Edwards New Zealand, Ltd. (JDE-NZ). In connection therewith, the Company acquired the remaining 90% of JDE-NZ not previously owned. Prior to the acquisition, the Company owned 10% of JDE-NZ. With this acquisition, J.D. Edwards strengthened its sales and service operations and expanded its reach into the Asia Pacific region. The integration of the two companies is enabling J.D. Edwards to further leverage joint business and sales channel strengths in Australia and New Zealand to better serve its customers, while positioning the Company for greater market focus in the region.

     The Company paid cash for the common shares of JDE-NZ not already owned by the Company, making JDE-NZ a wholly owned subsidiary. The acquisition was accounted for as a purchase during the second quarter of fiscal 2000. Accordingly, the total purchase price of $13.0 million was allocated to the acquired assets and assumed liabilities at their fair values as of the closing date of the transaction. Pro forma results of operations as though the companies had combined at the beginning of the two most recently completed fiscal years would not be materially different from reported results and therefore have been omitted.

     Acquired assets include net tangible assets of $1.7 million and intangible assets related to the in-place workforce, customer base, and goodwill of approximately $3.8 million, $3.7 million and $3.8 million, respectively. The valuations of intangible assets were based upon methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. A replacement cost approach was determined to best quantify the in-place workforce. An income-based approach was applied to value the economic benefits of the existing customer base using projections of net cash flows and an appropriate discount rate was applied as a factor of the associated risk. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of four years. The effect of adjusting the cost basis of the Company's previous 10% investment to reflect equity method accounting is insignificant.

(9) SALE OF PRODUCT LINE

     In January 2000, the Company sold its home building software product line through an asset sale to a privately held provider of e-business, technology, and project management systems. The buyer acquired all of the rights to the J.D. Edwards homebuilder software, including its source code, contracts, contractual rights, license agreements, maintenance agreements, and customer lists. The Company received $6.5 million in a combination of cash and a secured promissory note due in January 2001. The promissory note is convertible to the buyer's

                             J.D. EDWARDS & COMPANY
common stock at the Company's option upon the closing of an initial public offering of the buyer's common stock. The Company allocated the total proceeds to the components of the agreement and recognized a gain of approximately $5.7 million during fiscal 2000, included as other income in the accompanying consolidated statements of operations.

(10) SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies. Total revenue from each country outside the U.S. was less than 10% of the Company's consolidated revenue. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                           YEAR ENDED OCTOBER 31,
                                                      --------------------------------
                                                        1998       1999        2000
                                                      --------   --------   ----------
REVENUE FROM UNAFFILIATED CUSTOMERS:
United States.......................................  $591,887   $578,804   $  652,279
Europe, Middle East, and Africa.....................   206,922    224,601      196,841
Canada, Asia Pacific, and Latin America.............   135,173    140,826      151,945
                                                      --------   --------   ----------
Consolidated........................................  $933,982   $944,231   $1,001,065
                                                      ========   ========   ==========
INCOME (LOSS) FROM OPERATIONS:
United States.......................................  $ 86,380   $(24,808)  $  (47,851)
Europe, Middle East, and Africa.....................    14,584    (10,027)      35,451
Canada, Asia Pacific, and Latin America.............     5,674      3,243        5,949
IPR&D and amortization of acquired intangibles......        --    (35,629)     (25,044)
Restructuring and other related charges.............        --         --      (28,016)
                                                      --------   --------   ----------
Consolidated........................................  $106,638   $(67,221)  $  (59,511)
                                                      ========   ========   ==========

(11) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and equipment under various operating leases. Rent expense for office space and equipment during fiscal 1998, fiscal 1999, and fiscal 2000 was $42.8 million, $59.6 million, and $74.8 million, respectively. The minimum future lease commitments under non-cancelable leases as of October 31, 2000, are as follows (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                 --------
2001.....................................................   $ 50,166
2002.....................................................     36,340
2003.....................................................     27,272
2004.....................................................     21,941
2005.....................................................     12,501
Thereafter...............................................     27,091
                                                            --------
                                                            $175,311
                                                            ========

                             J.D. EDWARDS & COMPANY

     The Company leases its corporate headquarters office buildings that were constructed on Company-owned land. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At October 31, 1999 and 2000, investments totaling $121.4 million and $123.3 million were designated as collateral for these leases, respectively. The lease agreement requires that the Company remain in compliance with certain affirmative and negative covenants, representations, and warranties, including certain defined financial covenants. At October 31, 2000, the Company was in compliance with its covenants.

  Legal Matters

     On September 2, 1999, a complaint was filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action and a consolidated amended complaint was filed on March 21, 2000. On May 9, 2000, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has scheduled a hearing on the motion to dismiss for January 12, 2001.

     The Company believes these complaints are without merit and will vigorously defend itself and its officers and directors against such complaints. Nevertheless, the Company is currently unable to determine: (i) the ultimate outcome of the lawsuits; (ii) whether resolution of these matters will have a material adverse impact on the Company's financial position or results of operations; or (iii) a reasonable estimate of the amount of loss, if any, which may result from resolution of these matters.

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

                             J.D. EDWARDS & COMPANY

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's quarterly financial information for fiscal 1999 and fiscal 2000 is as follows (in thousands, except per share data):

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
YEAR ENDED OCTOBER 31, 1999:
Total revenue..............................  $222,937   $231,591   $232,069   $257,634
  Less: costs and expenses.................   221,270    254,347    274,044    261,791
                                             --------   --------   --------   --------
Operating income (loss)....................     1,667    (22,756)   (41,975)    (4,157)
                                             --------   --------   --------   --------
Income (loss) before income taxes..........     6,774    (16,507)   (38,638)       206
Net income (loss)..........................  $  4,268   $(10,400)  $(33,222)  $    130
                                             ========   ========   ========   ========
Net income (loss) per common share:
  Basic....................................  $   0.04   $  (0.10)  $  (0.31)  $   0.00
  Diluted..................................  $   0.04   $  (0.10)  $  (0.31)  $   0.00
YEAR ENDED OCTOBER 31, 2000:
Total revenue..............................  $231,706   $231,049   $261,116   $277,194
  Less: costs and expenses.................   240,896    258,389    296,687    264,604
                                             --------   --------   --------   --------
Operating income (loss)....................    (9,190)   (27,340)   (35,571)    12,590
                                             --------   --------   --------   --------
Income (loss) before income taxes..........      (241)    (3,703)   (31,985)    15,297
Net income (loss)..........................  $   (152)  $ (2,333)  $(22,603)  $  9,666
                                             ========   ========   ========   ========
Net income (loss) per common share:
  Basic....................................  $   0.00   $  (0.02)  $  (0.21)  $   0.09
  Diluted..................................  $   0.00   $  (0.02)  $  (0.21)  $   0.08

                                                                     SCHEDULE II

                             J.D. EDWARDS & COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT      ADDITIONS                                    BALANCE AT
                                            BEGINNING OF    CHARGED TO                    TRANSLATION         END
CLASSIFICATION                                 PERIOD       OPERATIONS      WRITE-OFFS    ADJUSTMENTS      OF PERIOD
--------------                              ------------    ----------      ----------    -----------     ----------
Allowance for Doubtful Accounts
Fiscal Year Ended:
  October 31, 1998.....................        $ 9,800        $ 7,211       $ (4,527)       $   416        $12,900
  October 31, 1999.....................         12,900          6,615         (7,301)          (214)        12,000
  October 31, 2000.....................         12,000         15,552        (12,538)        (1,014)        14,000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
            2.1          -- Share Purchase Agreement, dated May 17, 1999, which is
                            incorporated herein by reference to Exhibit 10.13 to the
                            Registrant's Form 10-Q for the period ended July 31,
                            1999.
            3.1(i)       -- Amended and Restated Certificate of Incorporation of
                            Registrant, which is incorporated herein by reference to
                            Exhibit 3.1(i) to the Registrant's Statement on Form S-1,
                            Registration No. 333-30701, as Amended (Registrant's Form
                            S-1).
            3.1(ii)      --Bylaws of Registrant, which is incorporated herein by
                            reference to Exhibit 3.1(ii) to the Registrant's Form
                            S-1.
            4.1          -- Specimen stock certificate of Registrant's Common Stock, which is incorporated herein by reference to Exhibit 4.1
                            to the Registrant's Form S-1.
           10.1          -- Original Software Vendor Marketing and License Agreement
                            between Seagull Business Software and J.D. Edwards &
                            Company dated August 19, 1994, which is incorporated
                            herein by reference to Exhibit 10.1 to the Registrant's
                            Form S-1.
           10.3          -- Form of Indemnification Agreement entered into between
                            the Registrant and each of its officers and directors,
                            which is incorporated herein by reference to Exhibit
                            10.13 to the Registrant's Form S-1.
           10.4          -- J.D. Edwards & Company Retirement Savings Plan, amended and restated as of January 1, 1997, which is incorporated
                            herein by reference to the Registrant's Form 10-K for the
                            period ended October 31, 1998.
           10.5          -- J.D. Edwards & Company 1992 Incentive Stock Option Plan,
                            which is incorporated herein by reference to Exhibit
                            10.16 to the Registrant's Form S-1.
           10.6          -- J.D. Edwards & Company 1992 Nonqualified Stock Option
                            Plan, which is incorporated herein by reference to
                            Exhibit 10.17 to the Registrant's Form S-1.
           10.7          -- Restricted Stock Grant Plan for employees of J.D. Edwards
                            & Company, which is incorporated herein by reference to
                            Exhibit 10.18 to the Registrant's Form S-1.
           10.8          -- Stock Plan for Employees of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 10.19 to
                            the Registrant's Form S-1.
           10.9          -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan,
                            which is incorporated herein by reference to Exhibit
                            10.20 to the Registrant's Form S-1.
           10.10         -- J.D. Edwards & Company 1997 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.21 to
                            the Registrant's Form S-1.
           10.11         -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan
                            for Non-U.S. Employees, which is incorporated herein by
                            reference to Exhibit 10.23 to the Registrant's Form S-1.
           10.12*        -- Employment Agreement, dated May 15, 2000, between Douglas
                            S. Massingill and J.D. Edwards & Company.
           10.13*        -- Technology License Agreement Dated April 1, 1999 Between
                            J.D. Edwards and & Company and Seagull Software Systems,
                            Inc. (and addendum Dated September 26, 2000)
           10.14*        -- Agreement as to Terms and Conditions of Termination of
                            Employment, dated July 31, 2000 between J.D. Edwards &
                            Company and Michael A. Schmitt.
           10.15*        -- Employment Agreement, dated August 1, 2000 but effective as of May 1, 2000, between David E. Girard and J.D.
                            Edwards & Company.

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
           10.16*        -- Employment Agreement, dated August 1, 2000 but effective as of May 1, 2000, between Richard E. Allen and J.D.
                            Edwards & Company.
           10.17*        -- Form of Management Change in Control Plan, participated by J.D. Edwards & Company's executive officers.
           21.1*         -- Subsidiaries of Registrant.
           23.1*         -- Consent of PricewaterhouseCoopers LLP.

---------------

*  Filed herewith