Form 10-Q
period 2001-01-31
EDWARDS J D & CO
filed 2001-03-15
CIK 798757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-Q
                             ----------------------

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 13, 2001, there were 112,121,145 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              NO.
                                                                              ----
  PART I FINANCIAL INFORMATION
    Item 1...  Consolidated Balance Sheets as of October 31, 2000 and
               January 31, 2001
                 (unaudited)...............................................     3
               Consolidated Statements of Operations for the Three Months
                 Ended
               January 31, 2000 and 2001 (unaudited).......................     4
               Consolidated Statements of Cash Flows for the Three Months
                 Ended
               January 31, 2000 and 2001(unaudited)........................     5
               Notes to Consolidated Financial Statements (unaudited)......     6
    Item 2...  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    13
    Item 3.    Quantitative and Qualitative Disclosure About Market Risk...    25
  PART II OTHER INFORMATION
    Item 1.    Legal Proceedings...........................................    27
    Item 2.    Changes in Securities and Use of Proceeds...................    27
    Item 3.    Defaults upon Senior Securities.............................    27
    Item 4.    Submission of Matters to a Vote of Security Holders.........    27
    Item 5.    Other Information...........................................    28
    Item 6.    Exhibits and Reports on Form 8-K............................    28
  SIGNATURES

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              OCTOBER 31,   JANUARY 31,
                                                                 2000          2001
                                                              -----------   -----------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $180,674      $161,053
  Short-term marketable securities and other investments....     49,434        31,750
  Accounts receivable, net of allowance for doubtful
     accounts of $14,000 and $17,000 at October 31, 2000 and
     January 31, 2001, respectively.........................    247,919       294,734
  Other current assets......................................     59,205        62,355
                                                               --------      --------
          Total current assets..............................    537,232       549,892
Long-term investments in marketable securities..............    107,458       101,788
Property and equipment, net.................................     83,677        85,166
Non-current portion of deferred income taxes................    122,537       134,567
Software costs, net.........................................     61,352        68,339
Other assets, net...........................................     38,785        36,126
                                                               --------      --------
                                                               $951,041      $975,878
                                                               ========      ========

      LIABILITIES, COMMON SHARES SUBJECT TO REPURCHASE, AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 59,591      $ 42,190
  Unearned revenue and customer deposits....................    135,445       200,051
  Accrued liabilities.......................................    184,542       149,478
                                                               --------      --------
          Total current liabilities.........................    379,578       391,719
Unearned revenue, net of current portion, and other.........     11,352        11,186
                                                               --------      --------
          Total liabilities.................................    390,930       402,905
Commitments and contingencies (Note 10)
Common shares subject to repurchase, at redemption amount...     89,113        75,755
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................         --            --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 112,034,460 issued and 110,086,555
     outstanding as of October 31, 2000; 113,010,477 issued
     and 111,804,763 outstanding as of January 31, 2001.....        112           113
  Additional paid-in capital................................    416,716       430,195
Treasury stock, at cost; 1,947,905 shares and 1,205,714
  shares as of October 31, 2000 and January 31, 2001,
  respectively..............................................    (71,087)      (48,015)
Deferred compensation.......................................        (88)          (43)
Retained earnings...........................................    122,678       118,299
Accumulated other comprehensive income (loss): unrealized
  gains (losses) on equity securities and foreign currency
  translation adjustments, net..............................      2,667        (3,331)
                                                               --------      --------
          Total stockholders' equity........................    470,998       497,218
                                                               --------      --------
                                                               $951,041      $975,878
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

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Revenue:
  License fees..............................................  $ 83,287   $ 82,669
  Services..................................................   148,419    135,016
                                                              --------   --------
          Total revenue.....................................   231,706    217,685
Costs and expenses:
  Cost of license fees......................................    12,904     15,662
  Cost of services..........................................    88,571     82,593
  Sales and marketing.......................................    81,245     72,809
  General and administrative................................    22,934     23,700
  Research and development..................................    29,364     25,942
  Amortization of acquired software and other acquired
     intangibles............................................     5,878      6,211
  Restructuring and other related charges...................        --      1,043
                                                              --------   --------
          Total costs and expenses..........................   240,896    227,960
Operating loss..............................................    (9,190)   (10,275)
Other income (expense):
  Interest and dividend income..............................     3,963      4,495
  Gain on sale of product line..............................     5,686         --
  Foreign currency gains (losses) and other, net............      (700)    (1,170)
                                                              --------   --------
Loss before income taxes....................................      (241)    (6,950)
  Benefit from income taxes.................................       (89)    (2,571)
                                                              --------   --------
Net loss....................................................  $   (152)  $ (4,379)
                                                              ========   ========
Net loss per common share:
  Basic.....................................................  $  (0.00)  $  (0.04)
                                                              ========   ========
  Diluted...................................................  $  (0.00)  $  (0.04)
                                                              ========   ========
Shares used in computing per share amounts:
  Basic.....................................................   107,649    110,758
  Diluted...................................................   107,649    110,758

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Operating activities:
Net loss....................................................  $   (152)  $ (4,379)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     7,675      8,080
  Amortization of intangible assets and securities premiums
     or discounts...........................................     7,620      6,553
  Gain on sale of product line..............................    (5,686)        --
  Benefit from deferred income taxes........................    (4,064)    (5,353)
  Other.....................................................     1,963     (2,210)
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (45,838)   (41,272)
  Other assets..............................................   (28,041)      (292)
  Accounts payable..........................................     4,484    (17,847)
  Unearned revenue and customer deposits....................    50,029     63,298
  Accrued liabilities.......................................   (14,744)   (29,074)
                                                              --------   --------
          Net cash used in operating activities.............   (26,754)   (22,496)
Investing activities:
  Purchase of marketable securities and other investments...   (19,696)   (17,253)
  Proceeds from sales or maturities of investments in
     marketable securities..................................    49,514     28,452
  Purchase of property and equipment and other, net.........   (11,612)    (9,892)
  Capitalized software costs................................        --    (15,619)
                                                              --------   --------
          Net cash provided by (used in) investing
           activities.......................................    18,206    (14,312)
Financing activities:
  Proceeds from issuance of common stock....................    13,675     13,936
                                                              --------   --------
          Net cash provided by financing activities.........    13,675     13,936
Effect of exchange rate changes on cash.....................    (1,548)     3,251
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     3,579    (19,621)
Cash and cash equivalents at beginning of period............   113,341    180,674
                                                              --------   --------
Cash and cash equivalents at end of period..................  $116,920   $161,053
                                                              ========   ========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Income taxes paid.........................................  $  2,230   $  1,251
  Retirement savings plan contribution funded with common
     stock..................................................        --      3,697

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation. The results for the three-month period ended January 31, 2001 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  EARNINGS PER COMMON SHARE

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain equity instruments. Diluted loss per share for the first quarters of fiscal 2000 and 2001 exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The weighted average outstanding shares for the periods presented are reflected net of treasury shares, if any. Using the treasury stock method, the weighted average common stock equivalents for first quarters of fiscal 2000 and 2001 were
6.7 million shares and 4.1 million shares, respectively. All shares owned by the Employee Retirement Savings Plans (401(k) Plan) were included in the weighted average common shares outstanding for all periods presented.

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Numerator:
  Net loss..................................................  $   (152)  $ (4,379)
                                                              ========   ========
Denominator:
  Basic loss per share -- weighted average shares
     outstanding............................................   107,649    110,758
  Dilutive effect of common stock equivalents...............        --         --
                                                              --------   --------
  Diluted net loss per share -- adjusted weighted average
     shares outstanding, assuming conversion of common stock
     equivalents............................................   107,649    110,758
                                                              ========   ========
Basic net loss per share....................................  $  (0.00)  $  (0.04)
                                                              ========   ========
Diluted net loss per share..................................  $  (0.00)  $  (0.04)
                                                              ========   ========

                             J.D. EDWARDS & COMPANY

(3)  CERTAIN BALANCE SHEET COMPONENTS

     Common Shares Subject to Repurchase. The Company has a stock repurchase plan which was designed to partially offset the effects of share issuances under the stock option plans and Employee Stock Purchase Plans (ESPP). In August 1999, the Company's Board of Directors authorized the repurchase of up to 8.0 million shares of J.D. Edwards' common stock under this plan. The actual number of shares that are purchased and the timing of the purchases are based on several factors, including the level of stock issuances under the stock plans, the price of the Company's stock, general market conditions, and other factors. The stock repurchases may be effected at the Company's discretion through forward purchases, put and call transactions, or open market purchases. During fiscal 2000, the Company entered into forward contracts for the purchase of 5.2 million common shares in accordance with the share repurchase plan, and the Company settled contracts for the purchase of 2.5 million shares for a total of $90.5 million in cash. As of January 31, 2001, approximately 1.3 million of the repurchased shares have been reissued to fund the June 2000 and December 2000 ESPP purchases and the Company's discretionary 401(k) Plan contribution. At January 31, 2001, approximately 1.2 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for on the first-in, first-out method.

     At January 31, 2001, the Company held forward contracts requiring the future purchase of 2.2 million shares of common stock at an average redemption price of $34.77 per share. These forward purchase contracts require full physical settlement and the aggregate redemption cost of $75.8 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. During the first quarter of fiscal 2001 the Company extended final settlement of a contract for 502,500 shares by entering into another forward contract with a different counter-party upon the expiration of the original contract. The new contract requires the purchase at a future date of the 502,500 shares of the Company's common stock at a redemption price of $30.16 per share (which was the same price as the pre-existing contract), and expires in December 2001. Under the contract, the Company has the option to elect either a full physical or a net share settlement, and the aggregate redemption value of $15.2 million is included in the accompanying balance sheet in stockholders' equity at January 31, 2001. All outstanding equity instruments are exercisable through their dates of expiration, which ranged from March 2001 to December 2001, as of January 31, 2001.

     In March 2001, the Company executed a full physical settlement of contracts to purchase 700,000 of its shares for $21.7 million, of which $14.8 million was settled in cash. The settlement of the contracts included the sale of the shares to a different counter-party with whom the Company simultaneously entered into a forward contract to repurchase the shares in March 2002, at a current redemption price of $9.94 per share and a current aggregate redemption cost of $6.9 million. In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-12, "The Application of EITF Issue No. 96-13 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Forward Equity Sales Transactions," the forward purchase commitment for the purchase of the shares will be included in temporary equity with a corresponding decrease in additional paid-in capital, and will be accreted to the redemption value over the twelve-month life of the forward contract. The accretion amount will reduce net income (or increase a net loss) allocable to common shareholders and related per share amounts for each period until settlement occurs.

     The counter-party has the right to require the Company to provide collateral on certain of the outstanding contracts based on the market price of the Company's common stock as stipulated in the contracts (these contracts were entered into prior to the issuance of EITF Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' "(EITF 00-19), as discussed below). For certain forward contracts, representing 1.5 million shares, a decline in the Company's common stock price to below $13.00 per share for three consecutive days may require the Company to provide such collateral to the counter-party. The counter-party also has the right to require early settlement based on the market price of the Company's common stock as stipulated in the contracts. A common stock price ranging from

                             J.D. EDWARDS & COMPANY

$7.50 to $13.00 per share may require the Company to settle these contracts. As of the filing date of this Form 10-Q, none of the contracts have been settled prior to their maturity dates as a result of these contract provisions.

     In March 2000, EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). Equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. The EITF reached a consensus on EITF 00-19 in September 2000. EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts could be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with cumulative catch-up adjustment to be recorded at that time. The Company believes that the equity derivative contracts that may remain unsettled at June 30, 2001, if any, will be in accordance with the requirements of EITF 00-19 and management does not anticipate that such adoption will have a material impact on the Company's consolidated financial statements or results of operations.

(4) INVESTMENTS IN MARKETABLE SECURITIES

     The Company's investment portfolio consists of investments classified as cash equivalents, short-term investments, or long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are generally carried at cost, which approximates fair value. Short- and long-term investments consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. The Company's investment portfolio was classified as available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at January 31, 2001, all investments in marketable securities were carried at fair value as determined by their quoted market prices and included as appropriate in either short- or long-term investments. All unrealized gains or losses were included, net of tax, in stockholders' equity as a component of accumulated other comprehensive income. At January 31, 2000, all investments were classified as held-to-maturity and accordingly were carried at amortized cost.

     The Company's short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) had a fair value at January 31, 2001, of $122.8 million and a gross unrealized gain of $709,000. The Company did not realize a material amount of gains or losses on the sales of securities during the first quarter of fiscal 2001. The Company's investments in the equity securities of certain publicly traded or privately held technology companies are classified as available-for-sale and are included at fair value in short-term marketable securities and other investments on the accompanying balance sheets. At January 31, 2001, the aggregate fair value of these investments was $10.7 million, and the gross unrealized gain was $1.5 million. A portion of one of the investments is subject to a lock-up provision, which expires in January 2002.

(5)  STRATEGIC RESTRUCTURING

     Overview. During fiscal 2000, the Company's Board of Directors approved a global restructuring plan to reduce the Company's operating expenses and strengthen both its competitive and financial positions. Overall expense reductions were necessary both to lower the Company's existing cost structure and to reallocate resources to pursue its future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over the past several fiscal quarters, as the Company's headcount and operating expenses grew at a faster rate than revenue. As discussed in prior

                             J.D. EDWARDS & COMPANY
periods, the Company also incurred operating losses in certain geographic areas. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying the Company's approach for providing certain services for customers. Restructuring and related charges primarily consisted of severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000 and management expects that remaining actions, such as office closures or consolidations and lease terminations, will be completed by April 2001.

     Adjustments. The Company recorded adjustments to reduce the restructuring provision by $74,000 in the first quarter of fiscal 2001. A portion of the adjustment relates to favorable negotiations with a lessor through which the Company successfully eliminated further rental obligation of $148,000. This was offset by an increase in employee termination costs of $124,000. Additionally, the Company recorded a restructuring related charge of $972,000, primarily for an office closure resulting in additional asset write-offs, during the first quarter of fiscal 2001 as part of the approved restructuring plan.

     Total costs. The following table summarizes the components of the restructuring and other related charges, the payments and non-cash charges, and the remaining accrual as of January 31, 2001, by geographic region (in thousands):

SUMMARY OF RESTRUCTURING CHARGE AND PAYMENTS:

                              EMPLOYEE                                                                  TOTAL
                             SEVERANCE &              OPERATING    RESTRUCTURING   ASSET DISPOSAL   RESTRUCTURING
                             TERMINATION    OFFICE    LEASE BUY-       COSTS         LOSSES AND      AND RELATED
                                COSTS      CLOSURES      OUTS        SUBTOTAL       OTHER COSTS        CHARGES
                             -----------   --------   ----------   -------------   --------------   -------------
United States..............   $  8,447     $10,815      $ 597        $ 19,859          $   81         $ 19,940
EMEA.......................      4,155         458         --           4,613              35            4,648
Canada, Asia Pacific, and
  Latin America............      4,081       1,394         50           5,525              --            5,525
                              --------     -------      -----        --------          ------         --------
Consolidated charge, July
  31, 2000.................     16,683      12,667        647          29,997             116           30,113
Third quarter cash payments
  and non-cash charges.....    (12,176)     (1,860)      (223)        (14,259)           (116)         (14,375)
                              --------     -------      -----        --------          ------         --------
Accrual balance, July 31,
  2000.....................      4,507      10,807        424          15,738              --           15,738
Fourth quarter cash
  payments.................     (3,311)     (2,294)        --          (5,605)           (441)          (6,046)
Fourth quarter
  adjustment...............       (342)     (2,696)        --          (3,038)            941           (2,097)
                              --------     -------      -----        --------          ------         --------
Accrual balance, October
  31, 2000.................   $    854     $ 5,817      $ 424        $  7,095          $  500         $  7,595
First quarter cash
  payments.................       (310)       (772)        --          (1,082)            (45)          (1,127)
First quarter asset
  disposals................         --          --         --              --            (972)            (972)
First quarter adjustment...        124        (148)       (50)            (74)          1,117            1,043
                              --------     -------      -----        --------          ------         --------
Accrual balance, January
  31, 2001.................   $    668     $ 4,897      $ 374        $  5,939          $  600         $  6,539
                              ========     =======      =====        ========          ======         ========

                             J.D. EDWARDS & COMPANY

(6)  COMPREHENSIVE INCOME

     Comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders' equity and have not impacted net income. The following table summarizes the components of comprehensive income or loss as of the balance sheet dates indicated (in thousands):

                                                              JANUARY 31,   JANUARY 31,
                                                                 2000          2001
                                                              -----------   -----------
Net loss....................................................    $  (152)     $ (4,379)
Change in unrealized gains (losses) on equity securities,
  net of tax................................................     15,304        (8,004)
Change in foreign currency translation losses...............        500         1,973
                                                                -------      --------
Comprehensive income (loss), net............................    $15,652      $(10,410)
                                                                =======      ========

(7)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," in the first quarter of fiscal 2001. SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. The adoption of SFAS No. 133, as amended, by the Company during the first quarter of fiscal 2001 did not have a material impact on its consolidated financial position, results or operations, or cash flows.

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

     At January 31, 2001, the Company had approximately $73.3 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income were net foreign exchange transaction losses of $500,000 and $1.1 million for the first quarter of fiscal 2000 and the first quarter of fiscal 2001, respectively.

(8) SALE OF PRODUCT LINE

     In January 2000, the Company sold its home building software product line through an asset sale to a privately held provider of e-business, technology, and project management systems. The buyer acquired all of the rights to the J.D. Edwards homebuilder software, including its source code, contracts, contractual rights, license agreements, maintenance agreements, and customer lists. The Company received $6.5 million in a combination of cash and a secured promissory note due in January 2001. During the first quarter of fiscal 2001, the promissory note payment date was extended to April 2001. The promissory note is convertible to the buyer's common stock at the Company's option upon the closing of an initial public offering of the buyer's common stock. The Company allocated the total proceeds to the components of the agreement and recognized a gain of approximately $5.7 million during the first quarter of fiscal 2000, included as other income in the accompanying consolidated statements of operations.

                             J.D. EDWARDS & COMPANY

(9) SEGMENT INFORMATION

     Operating segments were defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
United States...............................................  $148,734   $138,925
Europe, Middle East, and Africa.............................    44,109     38,053
Canada, Asia-Pacific, and Latin America.....................    38,863     40,707
                                                              --------   --------
Consolidated................................................  $231,706   $217,685
                                                              ========   ========
INCOME (LOSS) FROM OPERATIONS:
United States...............................................  $(17,402)  $(20,042)
Europe, Middle East, and Africa.............................     4,009      6,168
Canada, Asia-Pacific, and Latin America.....................    10,081     10,853
Acquired IPR&D and amortization of acquired intangibles.....    (5,878)    (6,211)
Restructuring and related charges...........................        --     (1,043)
                                                              --------   --------
Consolidated................................................  $ (9,190)  $(10,275)
                                                              ========   ========

(10) COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its corporate headquarters office buildings that were constructed on Company-owned land. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing a portion of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. During the first quarter of fiscal 2001, the total investments designated as collateral were reduced. The reduction in total investments designated as collateral did not result in an increased lease obligation due to overall interest rate declines during the first quarter of fiscal 2001. At January 31, 2001, investments totaling $67.2 million were designated as collateral for these leases compared to $123.3 million of total investments designated as collateral at October 31, 2000. The lease agreement requires that the Company remain in compliance with certain affirmative and negative covenants, representations, and warranties, including certain defined financial covenants. At January 31, 2001, the Company was in compliance with its covenants.

                             J.D. EDWARDS & COMPANY

     Litigation. On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action and a consolidated amended complaint was filed on March 21, 2000. At a hearing held on February 9, 2001 the Court denied a motion to dismiss previously filed by the Company and the individual defendants.

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

(11)  RECENT ACCOUNTING PRONOUNCEMENTS

     The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until the Company's fourth quarter of fiscal 2001. Management anticipates that the adoption of SAB No. 101 will not have a material impact on its current licensing or revenue recognition practices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards' industry, management's beliefs, and certain assumptions made by J.D. Edwards' management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 under "Factors Affecting the Company's Business, Operating Results, and Financial Condition" on pages 18 through 28. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

RESULTS OF OPERATIONS

     Overview. J.D. Edwards is a leading provider of agile, collaborative solutions for the Internet economy. Our open solutions give organizations the freedom to choose how they assemble internal applications and how they collaborate with partners and customers across the supply chain to increase competitive advantage. For more than 20 years, we have developed, marketed, and supported innovative, flexible solutions essential to running complex and fast-moving multi-national organizations -- helping over 6,000 customers of all sizes leverage existing investments and benefit from new technologies. We distribute, implement, and support our products worldwide through nearly 60 offices and nearly 400 third-party business partners, including sales, consulting, and outsourcing partners with offices throughout the world. Our customers use our software at over 9,400 sites in more than 100 countries.

     Our total revenue was $217.7 million for the first quarter of fiscal 2001 compared to $231.7 million for the first quarter of fiscal 2000. While license fee revenue was relatively flat year over year, total services revenue for the first quarter of fiscal 2001 decreased compared to the first quarter of fiscal 2000, as a result of lower direct and subcontract consulting and education services activity. Our financial results also reflected an increased operating loss of $10.3 million for the first quarter of fiscal 2001 compared to $9.2 million for the first quarter of fiscal 2000. The operating loss for the first quarter of fiscal 2001 included amortization of acquired software and other intangibles of $6.2 million and restructuring and related charges of $1.0 million. Comparatively, the operating loss in the first quarter of fiscal 2000 included expenses for the amortization of acquired software and other intangibles totaling $5.9 million. The net loss for the first quarter of fiscal 2001 was $4.4 million, or $0.04 per share, compared to a net loss of $152,000, or $0.00 per share for the first quarter of fiscal 2000. Reducing the reported net loss for the first quarter of fiscal 2000 was a $5.7 million gain related to the sale of a product line. Excluding all acquisition-related charges, restructuring charges, and the product line sale, we reached net income in first quarter of fiscal 2001 of $191,000, or $0.00 per share, compared to a net loss of $31,000, or $0.00 per share for the first quarter of fiscal 2000. See "Other Data Regarding Results of Operations" for a reconciliation of the comparable results for the first quarter of fiscal 2001 and first quarter of fiscal 2000.

     We historically have experienced and expect to continue to experience a high degree of seasonality in our business operations. First fiscal quarter revenue and results from operations historically have been lower than those in the immediately preceding fourth quarter. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. We believe that such seasonality is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Our first quarter revenue historically has slowed during the holiday season in November and December, and our total revenue, license fee revenue, services revenue, and net income for our first fiscal quarter historically have been lower than in the immediately preceding fourth quarter. We believe that these seasonal factors are common in the software industry.

     We are taking actions to improve revenue growth, organizational effectiveness, and profitability. To improve revenue growth, we will continue to expand our focus on supply chain opportunities and take steps to improve our sales force effectiveness both for software licensing and services, leverage opportunities to increase our current customers' usage of our expanded solutions by focusing effort in our consulting, education, and customer service operations, improve customer service revenues through price increases and expanded service options for customers, capture a larger percentage of direct consulting services, and put in place a more effective marketing program. To improve organizational effectiveness, we are separating the consulting business from the sales organization and consolidating sales areas in the field, appointing new sales and marketing leadership, increasing the management span of control by improving staffing ratios and reducing layers of management, and improving our internal procurement activities through strategic sourcing. From a product standpoint, we are also taking steps to remain competitive in the future and to continue building a leadership position in the collaborative commerce (c-commerce) market. We believe that our products and vision for c-commerce are solid. We believe that these actions will position us for more profitable growth as a result of increased focus on both the sales and services parts of our business, improved customer focus, reduced cost of sales, and a more efficient and effective organization.

     Based on current projections for fiscal 2001, we expect license fee revenue and total revenue to be relatively consistent with fiscal 2000. Despite flat revenues, given the actions previously described, we expect an improvement in operating margins for fiscal 2001, excluding all acquisition-related charges, restructuring charges, and sales of investments. While the changes we are making are positioning us to meet our long-term goals, we expect that these changes will have a negative effect on our short-term financial performance. Accordingly, our financial performance in the second quarter of fiscal 2001 could be adversely impacted as a result of these changes. Additionally, the maturity of the traditional enterprise resource planning market, challenges of emerging new markets, the slowdown in global economic conditions, strong competitive forces and potential negative effects from organizational and management changes could reduce revenue and reduce or eliminate improvements in operating margins. These uncertainties have made forward-looking projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue that will be achieved, if any, or of a return to net profitability or that our financial condition, results of operations, and market price of our common stock will not continue to be adversely affected by the aforementioned factors.

     The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data) and percentage of dollar change for revenue and expenses:

                                                  THREE MONTHS ENDED
                                                      JANUARY 31,
                                                -----------------------
                                                PERCENTAGE   PERCENTAGE
                                                 OF TOTAL     OF TOTAL
                                                 REVENUE      REVENUE     PERCENTAGE OF DOLLAR
                                                   2000         2001        CHANGE 2001/2000
                                                ----------   ----------   --------------------
Revenue:
  License fees................................     35.9%        38.0%             (0.7)%
  Services....................................     64.1         62.0              (9.0)
                                                  -----        -----
          Total revenue.......................    100.0        100.0              (6.1)
Costs and expenses:
  Cost of license fees........................      5.6          7.2              21.4
  Cost of services............................     38.2         37.9              (6.7)
  Sales and marketing.........................     35.0         33.5             (10.4)
  General and administrative..................      9.9         10.9               3.3
  Research and development....................     12.7         11.9             (11.7)
  Amortization of acquired software and other
     acquired intangibles.....................      2.5          2.8               5.7
  Restructuring and other related charges.....       --          0.5             100.0
                                                  -----        -----
          Total costs and expenses............    103.9        104.7              (5.4)
Operating loss................................     (3.9)        (4.7)               --
Other income, net.............................      3.8          1.5                --
                                                  -----        -----
Loss before income taxes......................     (0.1)        (3.2)               --
  Benefit from income taxes...................     (0.0)        (1.2)               --
                                                  -----        -----
Net loss......................................     (0.1)%       (2.0)%              --
                                                  =====        =====
Gross margin on license fee revenue...........     84.5%        81.1%               --
Gross margin on service revenue...............     40.3%        38.8%               --

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

     Consulting and education services are not essential to the functionality of our software products, are separately priced, and are available from a number of suppliers. Revenue from these services is recorded separately from the license fee. We recognize license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting and education services is recognized as services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. We do not require collateral for receivables and reserves are maintained for potential losses.

     We seek to provide our customers with high-quality implementation and education services in an efficient and effective manner. In some cases where we do not provide the services directly, we subcontract such work through third-party implementation support partners. We recognize services revenue and the related cost of services revenue through these subcontract agreements. In addition, we have consulting alliance partnerships with a variety of service organizations, including leading consulting companies, to provide customers with both technology and application implementation support, offering expertise in business process reengineering and knowledge in diversified industries. These business partners contract directly with customers for the implementation of our software, and in some cases we recognize revenue from a referral fee received from the business partner and incur no related cost of services.

     Our total revenue decreased to $217.7 million for the first quarter of fiscal 2001 compared to $231.7 million for the first quarter of fiscal 2000. The revenue mix between license fees and services was 38.0% and 62.0%, respectively, for the first quarter of fiscal 2001, compared to 35.9% and 64.1%, respectively, for the first quarter of fiscal 2000. The change in revenue mix was a result of the drop in services revenue, compared to the first quarter of fiscal 2000, due to less direct and subcontracted implementation revenue and fewer customer education courses, as well as less billable hours due to fewer revenue generating consulting employees.

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the U.S. dollar positively affected our total revenue by less than 1% based on a comparison of foreign exchange rates in effect at the beginning of our fiscal year to actual rates for the first quarter of fiscal 2001. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. We cannot guarantee that unfavorable changes in foreign exchange rates will not have a material adverse impact on our total revenue and results of operations.

     Geographically, the overall revenue contribution for the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000 was led by the U.S. The geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 64%, 17%, and 19% of total revenue, respectively, for the first quarter of fiscal 2001. For the first quarter of fiscal 2000, the U.S., EMEA, and the rest of the world accounted for 64%, 19%, and 17% of total revenue, respectively.

     License fees. License fee revenue remained relatively flat at $82.7 million for the first quarter of fiscal 2001 compared to $83.3 million for the first fiscal quarter of 2000, primarily a result of a decline in average sales price that was offset by a slight growth in the number of transactions during the first quarter of fiscal 2001. During the first quarter of fiscal 2001, we recorded 21 transactions exceeding $1.0 million, representing $38.7 million or 47% of license fee revenue, compared to 17 transactions exceeding $1.0 million, for the first quarter of fiscal 2000 representing $44.5 million or 53% of license fee revenue. We increased our number of customers by 10% compared to the end of the first quarter last year to over 6,150 at January 31, 2001. The percentage of license revenue from new customers was 55% for the first fiscal quarter of fiscal 2001 as compared to 33% for the first fiscal quarter of fiscal 2000. The mix of revenue from new and existing customers varies from quarter to quarter, and future growth is dependent on our ability to both retain our installed base of customers while adding new customers. There can be no assurance that our license fee revenue, results of operations, and financial condition will not be adversely affected in future periods as a result of downturns in global economic conditions or intensified competitive pressures.

     Our revenue mix has continued to shift toward our OneWorld(R)applications available for the Windows NT and UNIX platforms. During the first quarter of fiscal 2001, 63% of license activity was from customers using the Windows NT or UNIX platforms compared to 34% for the first quarter of fiscal 2000. While we expect that an increasing portion of our future license fee revenue will be generated from customers using Windows NT or UNIX platforms, there can be no assurance that we will continue to generate increasing amounts of revenue from these platforms.

     Services. Services revenue consists of fees generated by our personnel providing direct services to customers, including consulting, support, and education, fees generated through third parties for subcontracted services, and referral fees from service providers who contract directly with customers. Services revenue declined 9% to $135.0 million for the first quarter of fiscal 2001 from $148.4 million for the first quarter of fiscal 2000, a result of declines in consulting and education revenue. This decrease was primarily a result of a decrease in the number of direct consulting employees and in employee utilization during the holiday season and increased employee education time related to the OneWorld Xe release. Additionally, the revenue we recognized from certain referral arrangements decreased in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, education, and maintenance revenue, as well as the mix of direct, subcontract, and referral arrangements. In the remainder of fiscal 2001, we intend to improve utilization of our existing consulting staff and increase the number of the direct revenue-generating consulting employees due to expected demand for services and our intention to increase the number of direct service engagements. We also intend to continue to pursue business partner relationships under both subcontract and referral arrangements, as appropriate, to best meet our objectives and our customers' needs.

     Maintenance revenue increased in the first quarter of fiscal 2001 compared to the same period last year, which partially offset the decline in consulting and education services, due to our growing installed base of customers and consistent maintenance renewal rates. Throughout the remainder of fiscal 2001, maintenance revenue is expected to continue to rise due to license fee growth in fiscal 2000 and an increase in pricing for certain levels of maintenance effective in the first quarter of fiscal 2001. Additionally, we are offering new premium levels of support to our new and existing customers that are priced higher than standard customer support. There can be no assurance, however, that we will maintain consistent maintenance renewal rates in the future due to the increase in prices or the level of maintenance revenue growth, if any, that will result from the premium level of customer support being offered.

     In any period, total services revenue is dependent on license transactions closed during the current and preceding periods, the growth in our installed base of customers, the amount and size of consulting engagements, the level of competition from alliance partners for consulting and implementation work, the number of Company and service provider consultants available to staff engagements, the number of customers referred to alliance partners for consulting and education services, the number of customers who have contracted for support and the amount of the related fees, billing rates for consulting services and education courses, and the number of customers purchasing education services.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including payments to third parties related to internal projects and contractual payments to third parties for embedded products), documentation, and software delivery expenses. The total dollar amount for the cost of license fees increased to $15.7 million for first quarter of fiscal 2001 from $12.9 million for the first quarter of fiscal 2000 primarily due to reseller royalties on third-party software transactions, and royalties for certain embedded products. Since 1998, we have reseller and product-right relationships with organizations whose products enhance our solutions. This allows us to manage internal development resources, while at the same time offering our customers a broad spectrum of products and services. The terms of each third-party agreement vary; however, as we recognize license revenue under the reseller provisions in these agreements, a related royalty is charged to cost of license fees.

     During the first quarter of fiscal 2000, we recorded amortization expense of $1.0 million related to costs capitalized on our initial release of OneWorld that is now fully amortized as of January 31, 2001. We capitalized software development costs in the amount of $10.6 million in first quarter of fiscal 2001. The majority of the capitalization was internal costs related to major product enhancements and payments for outsourced development. Additionally, we capitalized costs that are related to our agreements with several providers of business-to-business integration and process integration providers. These agreements represent an investment in these companies' products, embedded or currently being embedded into our OneWorld software and provide new functionality. Amortization of a significant portion of these capitalized costs is expected to begin in the second quarter of fiscal 2001 and will continue over the estimated useful lives of the products, which are generally three years. We expect that additional costs for these and other development projects will be capitalized in future periods given our current product development plans.

     Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products subject to royalty payments. The first quarter of fiscal 2001 gross margin on license fee revenue decreased to 81.1% from 84.5% for the first quarter of fiscal 2000, primarily as a result of reseller royalties. Based on expected revenue volume, reseller royalties, and capitalized software amortization, total cost of license fees are expected to increase in the future. As a result, gross margins on license fee revenue are expected to decline compared to prior periods.

     Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. Cost of services decreased to $82.6 million for the quarter ended January 31, 2001 from $88.6 million for the quarter ended January 31, 2000. The decrease was primarily due to a decline in subcontracted consulting and education revenue provided by business partners. The gross margin on services revenue decreased to 38.8% for the quarter ended January 31, 2001, compared to 40.3% for the quarter ended January 31, 2000 primarily due to lower consultant utilization. Maintenance revenue, which has a higher margin than consulting and education, increased as a percentage of total services revenue, partially offsetting the decrease. Gross margins on services revenue for the remainder of fiscal 2001 will depend on the mix of total services revenue, the impact of our maintenance price increase, the extent to which we are successful in increasing the number of revenue-generating consulting employees and the number of direct service engagements, improving utilization of our existing consulting staff, and the extent to which we utilize our service partner relationships under either subcontract or referral arrangements.

     Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense decreased to $72.8 million for the first quarter of fiscal 2001 from $81.2 million for the first quarter of fiscal 2000. The decrease is primarily a result of a decline in commissions compared to the same period last year. Additionally, salary expense decreased due to a lower average number of employees compared to the same period last year as a result of our strategic restructuring in the third quarter of fiscal 2000. The overall decrease was offset in part by an increase in advertising as we are focusing on improving our market presence through increased marketing initiatives.

     General and administrative. General and administrative expense includes primarily personnel and related overhead costs for support and administrative functions. General and administrative expense increased to $23.7 million for the first quarter of fiscal 2001 from $22.9 million for the first quarter in fiscal 2000. The total dollar amount of expense was slightly higher for the quarter ended January 31, 2001 compared to the same period last year primarily due to an increase in outside professional services.

     Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, enhancements, upgrades, testing, quality assurance, documentation, and translation, net of any capitalized costs. R&D expense decreased to $25.9 million for the first quarter of fiscal 2001 compared to $29.4 million for the first quarter of fiscal 2000. The decrease in dollar amount was primarily due to internal software development costs capitalized during the first quarter of fiscal 2001. Including current period capitalized internal development expenditures, R&D expenditures were $33.8 million for the first quarter of fiscal 2001 representing 15.5% of total revenue, compared to R&D expenditures representing 12.7% of total revenue for the first quarter of fiscal 2000.

     During the quarter ended January 31, 2001, we continued to devote development resources primarily to major enhancements and new products associated with our OneWorld application suites, as well as the integration of our internally developed applications with acquired applications and those of third parties. In addition to our internal R&D activities, we are outsourcing the development of software for a specialized industry, and we recently acquired source code rights for certain enterprise interface applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During the first quarter of fiscal 2001, we capitalized $7.9 million associated with internal costs and subcontract development work and $2.6 million of third-party contractual obligations and outsourced development. We did not capitalize any development costs during the first quarter of fiscal 2000.

     We anticipate that costs of some of these development projects will continue to be capitalized in the future but total development expense will increase in subsequent periods due to the addition of personnel and increasing salaries resulting from competitive market pressures. We are continuing our ongoing internal product enhancements in e-business and other areas, as well as integration of such modules as sales force automation, advanced planning and scheduling, and e-procurement. Certain of these projects utilize third-party development alliances.

     Amortization of acquired software and other intangibles. Total amortization for the quarter ended January 31, 2001 resulting from our three business acquisitions was $2.9 million, $839,000, $1.4 million, and $1.1 million, related to software, in-place workforce, customer base, and goodwill, respectively. For the quarter ended January 31, 2000, total amortization was $2.9 million, $650,000, $1.3 million, and $1.0 million, related to software, in-place workforce, customer base, and goodwill, respectively.

     Restructuring and related charges. During fiscal 2000, the Board of Directors approved a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over several fiscal quarters, as our headcount and operating expenses grew at a faster rate than revenue. As discussed in prior periods, we also had incurred operating losses in certain geographic areas. We effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying our approach for providing certain services to our customers. Restructuring and related charges primarily consist of severance-related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000, and we expect that remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame. We expect that the organizational changes resulting from the restructuring plan effected during third quarter of fiscal 2000 will result in annual savings across all functional areas of approximately $45.0 million to $50.0 million, allowing us to reallocate resources to further invest in areas critical to our future success.

     We recorded adjustments to reduce the restructuring provision by $74,000 in the first quarter of fiscal 2001. A portion of the adjustment relates to favorable negotiations with a lessor through which we successfully eliminated further rental obligation of $148,000. This was offset by an increase in employee termination costs of $124,000. Additionally, we recorded a restructuring related charge of $972,000, primarily for an office closure resulting in additional asset write-offs, during the first quarter of fiscal 2001 as part of the approved restructuring plan.

     As discussed previously, management is currently assessing and realigning all of our operating activities. As a result, we expect that these activities may result in another restructuring plan during fiscal 2001, although such a decision has not yet been made, and any charge cannot yet been quantified. We believe that these activities will better allow us to continue building our leadership position in the c-commerce market. There can be no assurance of our future level of operating expenses or of other factors that may impact future operating results.

     Other income (expense). Other income and expenses include interest and dividend income earned on cash, cash equivalents, investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. The primary reason for the decrease in other income and expense for the first quarter of fiscal 2001 was the non-recurring gain of $5.7 million on the sale of a product line that occurred during the first quarter of fiscal 2000. Included in other income and expense were net foreign exchange transaction losses of $1.1 million for the first quarter of fiscal 2001 and $500,000 in first quarter of fiscal 2000. The losses related primarily to the overall strengthening of the U.S. dollar against European currencies.

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

     Hedging activities cannot completely protect us from the risk of foreign currency losses due to the number of currencies in which we conduct business, the volatility of currency rates, and the constantly changing currency exposures. We will continue to experience foreign currency gains and losses as a result of fluctuations in certain currencies where we conduct operations, as compared to the U.S. dollar. In addition, our future operating results will continue to be affected by these foreign currency gains and losses.

     Other data regarding results of operations. The impact of acquisition-related charges, restructuring and related charges, and a significant one-time gain on our net loss and net loss per share for the first quarters of fiscal 2000 and 2001 are presented below (in thousands, except per share data). This supplemental information does not reflect our results of operations in accordance with accounting principles generally accepted (GAAP) in the United States, and it is not intended to be superior to or more meaningful than other information presented herein that was prepared in accordance with GAAP.

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Net loss, as reported.......................................  $   (152)  $ (4,379)
  Adjustments to net loss, net of tax:
     Acquisition-related charges............................     3,703      3,913
     Restructuring and related charges......................        --        657
     Gain on sale of product line...........................    (3,582)        --
                                                              --------   --------
Adjusted net income (loss)..................................  $    (31)  $    191
                                                              ========   ========
Diluted EPS, as reported....................................  $   0.00   $  (0.04)
  Adjustments to net loss, net of tax:
     Acquisition-related charges............................      0.03       0.03
     Restructuring and related charges......................        --       0.01
     Gain on sale of product line...........................     (0.03)        --
                                                              --------   --------
Adjusted diluted EPS........................................  $   0.00   $   0.00
                                                              ========   ========
Shares used in computing adjusted EPS.......................   107,649    114,845

     Acquisition-related charges consisted of $5.9 million in amortization of acquired intangibles less $2.2 million in related benefit from income tax for the first quarter of fiscal 2000. The first quarter of fiscal 2001 resulted in acquisition related charges of $6.2 million less $2.3 million in related benefit from income tax. During the first quarter of fiscal 2000, we realized a $3.9 million net of tax gain from the sale of a product line. During the first quarter of fiscal 2001, after adjustments, the restructuring charge consisted of a $1.0 million charge less the related benefit from income tax of $386,000.

     For periods in which we report a net loss, common stock equivalents such as stock options are not included in the computation of diluted loss per share. The effect of including common stock equivalents would be to decrease the reported losses per share, which is anti-dilutive and not acceptable under GAAP.

     Benefit from income taxes. Our effective income tax rate was 37% for the first quarter of fiscal 2001 and for the first quarter of fiscal 2000. We have available approximately $14.8 million in foreign-tax-credit carryforwards, of which $4.8 million will expire in 2003, $8.4 million will expire in 2004, $1.4 million will expire in 2005, and $200,000 will expire in 2006. We have a U.S. net operating loss carryforward (NOL) of approximately $280.6 million, of which $121.2 million will expire in 2018, $52.5 million will expire in 2019, $96.8 million will expire in 2020, and $10.1 million will expire in 2021. Additionally, an R&D credit carryforward of approximately $9.1 million is available, of which $3.5 million will expire in 2019, $4.6 million will expire in 2020, and $1.0 million will expire in 2021.

     We received a benefit from the tax deductions for compensation in excess of compensation expense recognized for financial reporting purposes. Such credit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25), and the date at which the compensation deduction for income tax purposes is determinable. Additional paid-in capital was increased by this tax benefit of $5.7 million and $5.2 million for the first quarter of fiscal years 2000 and 2001, respectively.

     We have net deferred tax assets of $136.5 million at January 31, 2001, which includes a valuation allowance of $9.7 million related to foreign tax credits. This valuation allowance was recorded because there is sufficient uncertainty as to whether the credits will be utilized prior to expiration. Also included in the deferred tax asset balance at January 31, 2001, are approximately $109.2 million in tax-effected NOLs. Approximately $83.7 million of the deferred tax asset related to NOLs was generated due to the benefit of dispositions from employee stock plans, which were recorded directly to stockholders equity in the accompanying consolidated balance sheets.

     Realization of the deferred tax asset associated with the NOLs is dependent upon generating sufficient taxable income to utilize the NOLs prior to their expiration. The minimum amount of taxable income required to realize this asset is $322.2 million. We believe that based on available evidence, both positive and negative, it is more likely than not that currently recorded deferred tax assets will be fully realized based on analysis of historical results, projections of future operating results, including the future benefits of last year's restructuring and improved operating margins, expected dispositions from employee stock plans, and an assessment of the market conditions that have and are expected to affect us in the future. The carryforward periods on the NOLs and tax credit carryforwards were also considered.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2001, our principal sources of liquidity consisted of $161.1 million of cash and cash equivalents, $133.5 million of short- and long-term investments, and a $100.0 million unsecured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of January 31, 2001, we had working capital of $158.2 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $200.1 million are included in determining this amount. The short-term deferred revenue primarily represents annual maintenance payments billed to customers and recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $358.2 million; including long-term investments, and excluding short-term deferred revenue and customer deposits, would result in working capital of $460.0 million.

     We held short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) that had a fair value at January 31, 2001, of $122.8 million and a gross unrealized gain of $709,000. We did not realize a material amount of gains or losses on the sales of securities during the first quarter of fiscal 2001. At January 31, 2001, our investments in the equity securities of certain publicly traded or privately held technology companies had an aggregate fair value of $10.7 million, and a gross unrealized gain of $1.5 million. Additionally, we have a $5.9 million note receivable from a privately held company related to the sale of a product line. The note is convertible into equity at our option upon the closing of an initial public offering of their common stock. We may also invest in other companies in the future. Investments in technology enterprises, and companies with recent initial public offerings in particular, are highly volatile. Our future results of operations could be adversely affected should the values of these investments decline below the amounts invested by us. As a result of the highly volatile stock market, we cannot give assurance that the unrealized gains related to these investments will be realized or that possible future investments that we may make will be profitable.

     We calculate accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of deferred revenue is not included in the computation. Calculated as such, DSO increased to 122 days as of January 31, 2001 compared to 108 days at January 31, 2000, primarily as a result of calendar year maintenance billings. In addition, we extended the due date for the calendar year maintenance billings by one month in order to allow customers more time to decide on new service options. Our DSO can fluctuate depending on a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results.

     We used $22.5 million in cash for operating activities during the quarter ended January 31, 2001 compared to a use of $26.8 million during the quarter ended January 31, 2000. Cash used for operating activities was primarily for payments of fiscal 2000 bonuses and commissions, payments for contractual obligations to third parties for products and source code rights, and the increased net loss for first quarter of fiscal 2001.

     We used $376,000 in cash from investing and financing activities during the quarter ended January 31, 2001 compared to generating $31.9 million during the quarter ended January 31, 2000. The decrease from January 31, 2000 was primarily the result of decreased proceeds from the sales or maturities of our investments in marketable securities and our investment in capitalized software development. During each of these periods, proceeds from the issuance of common stock under common stock options and the Employee Stock Purchase Plan (ESPP) provided additional funding. During each of these periods, we purchased property and equipment that was necessary to support operations. In future periods, we expect to invest a portion of our cash and investments to repurchase shares of our common stock.

     We have a stock repurchase plan which was designed to partially offset the effects of share issuances under the stock option plans and ESPP. In August 1999, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock under this plan. The actual number of shares that are purchased and the timing of the purchases are based on several factors, including the level of stock issuances under the stock plans, the price of our stock, general market conditions, and other factors. The stock repurchases may be effected at our discretion through forward purchases, put and call transactions, or open market purchases. During fiscal 2000, we entered into forward contracts for the purchase of 5.2 million common shares in accordance with the share repurchase plan, and we settled contracts for the purchase of 2.5 million shares for a total of $90.5 million in cash. As of January 31, 2001, approximately 1.3 million of the repurchased shares have been reissued to fund the June 2000 and December 2000 ESPP purchases and our discretionary 401(k) Plan contribution. At January 31, 2001, approximately 1.2 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for on the first-in, first-out method.

     At January 31, 2001, we held forward contracts requiring the future purchase of 2.2 million shares of common stock at an average redemption price of $34.77 per share. These forward purchase contracts require full physical settlement and the aggregate redemption cost of $75.8 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. During the first quarter of fiscal 2001 we extended final settlement of a contract for 502,500 shares by entering into another forward contract with a different third party upon the expiration of the original contract. The new contract requires the purchase at a future date of the 502,500 shares of our common stock at a redemption price of $30.16 per share (which was the same price as the pre-existing contract) and expires in December 2001. Under the contract, we have the option to elect either a full physical or a net share settlement, and the aggregate redemption value of $15.2 million is included in the accompanying balance sheet in stockholders' equity at January 31, 2001. All outstanding instruments are exercisable through their dates of expiration, which ranged from March 2001 to December 2001, as of January 31, 2001.

     In March 2001, we executed a full physical settlement of contracts to purchase 700,000 of its shares for $21.7 million, of which $14.8 million was settled in cash. The settlement of the contracts included the sale of the shares to a different counter-party with whom we simultaneously entered into a forward contract to repurchase the shares in March 2002, at a current redemption price of $9.94 per share and a current aggregate redemption cost of $6.9 million. In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-12, "The Application of EITF Issue No. 96-13 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Forward Equity Sales Transactions," the forward purchase commitment for the purchase of the shares will be included in temporary equity with a corresponding decrease in additional paid-in capital, and will be accreted to the redemption value over the twelve-month life of the forward contract. The accretion amount will reduce net income (or increase a net loss) allocable to common shareholders and related per share amounts for each period until settlement occurs.

     The counter-party has the right to require that we provide collateral on certain of the outstanding contracts based on the market price of our common stock as stipulated in the contracts (these contracts were entered into prior to the issuance of EITF Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' " (EITF 00-19)). For certain forward contracts, representing 1.5 million shares, a decline in our common stock price to below $13.00 per share for three consecutive days may require us to provide such collateral. The counter-party also has the right to require early settlement based on the market price of our common stock as stipulated in the contracts. A common stock price ranging from $7.50 to $13.00 per share may require us to settle these contracts. As of the filing date of this Form 10-Q, none of the contracts have been settled prior to their maturity dates as a result of these contract provisions.

     We lease our corporate headquarters office buildings that were constructed on land we own. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. Our lease obligations are based on a return on the lessor's costs. We have elected to reduce the interest rate used to calculate lease expense by collateralizing a portion of the financing arrangements with investments consistent with our investment policy. We may withdraw the funds used as collateral at our sole discretion provided we are not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. During the first quarter of fiscal 2001, we reduced the total amount of investments designated as collateral. The reduction in total investments designated as collateral did not result in an increased lease obligation due to overall interest rate declines during the first quarter of fiscal 2001. At January 31, 2001, investments totaling $67.2 million were designated as collateral for these leases, compared to investments totaling $123.3 million designated as collateral at October 31, 2000. The lease agreement requires that we remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. At January 31, 2001, we were in compliance with the covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," in first quarter of fiscal 2001. SFAS 133, as amended, requires that we recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. Our adoption of SFAS No. 133, as amended, during the first quarter of fiscal 2001 did not have a material impact on our consolidated financial position, results or operations, or cash flows. Additionally, we do not currently anticipate that the adoption of SFAS No. 133, as amended, will have a future material impact on our consolidated financial position, results of operations, or cash flows.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

     In addition to other information contained in this Quarterly Report on Form 10-Q, there are numerous factors that should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact in the future on the Company's business, operating results, or financial conditions.

     We operate in a rapidly changing industry that involves numerous risks, some of which are beyond our control. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business. You should carefully consider the risk factors listed below before making an investment decision.

     There is a potential for a downturn in general economic and market conditions. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. Recently concerns have increased throughout the technology industry regarding a continuing economic slowdown and negative growth predictions for the remainder of the calendar year 2001. Moreover, there is increasing uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results, or financial condition.

     For a more complete discussion of risk factors that affect our business, see "Factors Affecting the Company's Business, Operating Results and Financial Condition" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2000. These risk factors include the following:

     - The potential for significant fluctuations in our quarterly financial results;

     - The potential of a decline in our common stock beyond certain levels as stipulated in the equity forward contracts may require an acceleration of cash requirements;

     - Our ability to compete in the enterprise software industry;

     - Our recent expansion into new business areas and partnerships and our ability to compete effectively and generate revenues in these areas;

     - The potential for a less than anticipated increase in use of the Internet for commerce and communication;

     - The potential for future regulation of the Internet and a resulting decreased demand for our products and services and increased costs of doing business;

     - Our reliance on third-party technology and the resulting potential for cost increases or development delays;

     - Our ability to develop and maintain relationships with third-party service providers who implement OneWorld;

     - Rapid technological change and the potential for defects associated with new versions of products;

     - Our often lengthy and unpredictable sales cycles;

     - An implementation process that may be time-consuming; our reliance on service revenue;

     - Competitive pressure to enter into fixed price service contracts;

     - Our ability to manage growth; exposure from our international operations to risks associated with growth outside the United States;

     - Our ability to integrate operations or realize the intended benefits of our recent acquisitions;

     - Our dependence on certain key personnel and our continued ability to hire other qualified personnel;

     - Potential business distractions resulting from our recent restructuring;

     - Limited protection of our proprietary technology and intellectual property;

     - Volatility of our stock price and a risk of continuing litigation;

     - Disruptions affecting the security features in certain of our Internet browser-enabled products;

     - The introduction of and operation in the euro currency may adversely impact our business;

     - The potential influence of control by existing stockholders on matters requiring stockholder approval, and

     - The impact of Delaware law and anti-takeover provisions in our charter documents with respect to potential acquisitions of the company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory, or credit risks, are not included in the following assessment of our market risks.

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

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During first quarter of fiscal 2001, 36% of our total revenue was generated from international operations, and the net assets of our foreign operations totaled 2% of consolidated net assets as of January 31, 2001. We do not enter into foreign exchange contracts to hedge the exposure of currency revaluation in operating results. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies.

     In addition to the above, we have balance sheet exposure related to foreign net asset and forward foreign exchange contracts. We enter into forward foreign exchange contracts to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. Such hedging activities cannot completely protect us from the risk of foreign currency losses due to the number of currencies in which we conduct business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. dollar, and future operating results will continue to be affected by gains and losses from foreign currency exposure.

     We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of January 31, 2001, and our exposure from anticipated foreign revenue during the remainder of fiscal 2001 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At January 31, 2001, there was not a material charge in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2000. Based upon the results of these analyses, a 10% adverse change in foreign exchange rates from the January 31, 2001 rates would not result in a material impact to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2001.

     Interest Rates. Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. As a result, our entire held-to-maturity portfolio was reclassified to available for sale. We classify all investments in marketable securities as available for sale and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses were included, net of tax, as a component of accumulated other comprehensive income. Additionally, we have lease obligations calculated as a return on the lessor's costs of funding based on the London Interbank Offered Rate and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could impact our anticipated interest income and lease obligations or could impact the fair market value of our investments.

     We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment and borrowing levels for fiscal 2001 to assess the impact of hypothetical changes in interest rates. At January 31, 2001, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2000. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the January 31, 2001 rates would not have a material adverse effect on the fair value of investments and would not materially impact our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2001.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. The complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. Two additional suits were filed on behalf of additional plaintiffs alleging the same violations and seeking the same recovery as the first suit. The three complaints were subsequently consolidated into one action and a consolidated amended complaint was filed on March 21, 2000. At a hearing held on February 9, 2001 the Court denied a motion to dismiss previously filed by the Company and the individual defendants.

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

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders (the Annual Meeting) was held on March 6, 2001. At the Annual Meeting, stockholders voted on the following two matters: (1) the election of Class I directors for a term of three years, expiring in 2004; and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants. The stockholders elected management's nominees as Class I directors in an uncontested election and ratified the appointment of the independent accountants by the following votes:

          (1) Election of Class I directors for a term expiring in 2004:

                                             VOTES FOR    VOTES WITHHELD
                                            -----------   --------------
Gerald Harrison...........................  102,754,964      388,424
Delwin D. Hock............................  102,759,698      383,690

     The Company's Board of Directors is currently comprised of eight members who are divided into three classes with overlapping three-year terms. The term for Class II directors (Richard E. Allen, Harry T. Lewis, Jr., and Robert C. Newman) will expire at the annual meeting of stockholders to be held in 2002, and the term for Class III directors (Michael J. Maples, C. Edward McVaney, and Trygve E. Myhren) will expire at the annual meeting of stockholders to be held in 2003.

          (2) Ratification of the appointment of PricewaterhouseCoopers LLP as independent accounts:

 VOTES FOR    VOTES AGAINST   ABSTENTIONS
 ---------    -------------   -----------
102,901,746      160,313        81,329

ITEM 5.  OTHER INFORMATION

     Effective February 5, 2001, the Company's new Chief Operating Officer is Hank Bonde. Dave Girard resigned his position of Chief Operating Officer during the first quarter of fiscal 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         Not applicable

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

Dated: March 15, 2001

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

Dated: March 15, 2001