Form 10-Q
period 2001-04-30
EDWARDS J D & CO
filed 2001-06-14
CIK 798757

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 11, 2001, there were 114,026,227 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          NO.
                                                                          ----
PART I FINANCIAL INFORMATION (UNAUDITED)
  Item     Consolidated Balance Sheets as of October 31, 2000 and April
     1.    30, 2001....................................................     3
           Consolidated Statements of Operations for the Three and Six
           Months Ended April 30, 2000 and 2001........................     4
           Consolidated Statements of Cash Flows for the Six Months
           Ended April 30, 2000 and 2001...............................     5
           Notes to Consolidated Financial Statements..................     6
  Item     Management's Discussion and Analysis of Financial Condition
     2.    and Results of Operations...................................    17
  Item     Quantitative and Qualitative Disclosure About Market Risk...    31
     3.

PART II OTHER INFORMATION
  Item     Legal Proceedings...........................................    33
     1.
  Item     Changes in Securities and Use of Proceeds...................    33
     2.
  Item     Defaults upon Senior Securities.............................    33
     3.
  Item     Submission of Matters to a Vote of Security Holders.........    33
     4.
  Item     Other Information...........................................    34
     5.
  Item     Exhibits and Reports on Form 8-K............................    34
     6.

SIGNATURES.............................................................    35

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              OCTOBER 31,    APRIL 30,
                                                                 2000          2001
                                                              -----------   -----------
                                                                            (UNAUDITED)
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $180,674      $165,396
  Restricted cash, cash equivalents, and short-term
    marketable securities (Note 4)..........................         --        27,649
  Short-term marketable securities and other investments....     49,434        14,119
  Accounts receivable, net of allowance for doubtful
    accounts of $14,000 and $18,000 at October 31, 2000 and
    April 30, 2001, respectively............................    247,919       253,618
  Other current assets......................................     59,205        47,985
                                                               --------      --------
         Total current assets...............................    537,232       508,767
Long-term investments in marketable securities..............    107,458        58,002
Restricted long-term investments in marketable securities
  (Note 4)..................................................         --        20,304
Property and equipment, net.................................     83,677        82,000
Non-current portion of deferred income taxes................    122,537       140,547
Software costs, net.........................................     61,352        70,636
Other assets, net...........................................     38,785        31,584
                                                               --------      --------
                                                               $951,041      $911,840
                                                               ========      ========

LIABILITIES, COMMON SHARES SUBJECT TO REPURCHASE, AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable..........................................   $ 59,591      $ 43,949
  Unearned revenue and customer deposits....................    135,445       190,262
  Accrued liabilities.......................................    184,542       132,910
                                                               --------      --------
         Total current liabilities..........................    379,578       367,121
Unearned revenue, net of current portion, and other.........     11,352         9,226
                                                               --------      --------
         Total liabilities..................................    390,930       376,347
Commitments and contingencies (Note 10)
Common shares subject to repurchase, at redemption amount...     89,113        61,992
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; none outstanding............................         --            --
  Common stock, $.001 par value; 300,000,000 shares
    authorized; 112,034,460 issued and 110,086,555
    outstanding as of October 31, 2000; 113,546,547 issued
    and 111,838,333 outstanding as of April 30, 2001........        112           114
  Additional paid-in capital................................    416,716       432,824
Treasury stock, at cost; 1,947,905 shares and 1,708,214
  shares as of October 31, 2000 and April 30, 2001,
  respectively..............................................    (71,087)      (63,422)
Deferred compensation.......................................        (88)          (44)
Retained earnings...........................................    122,678       110,832
Accumulated other comprehensive income (loss): unrealized
  gains (losses) on equity securities and foreign currency
  translation adjustments, net..............................      2,667        (6,803)
                                                               --------      --------
         Total stockholders' equity.........................    470,998       473,501
                                                               --------      --------
                                                               $951,041      $911,840
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        APRIL 30,               APRIL 30,
                                                   -------------------     -------------------
                                                     2000       2001         2000       2001
                                                   --------   --------     --------   --------
Revenue:
  License fees...................................  $ 81,742   $ 62,322     $165,029   $144,991
  Services.......................................   149,307    154,340      297,726    289,356
                                                   --------   --------     --------   --------
          Total revenue..........................   231,049    216,662      462,755    434,347
Costs and expenses:
  Cost of license fees (including write-offs of
     prepaid reseller royalties of $7,804 in
     fiscal 2001)................................    14,122     17,131       27,026     32,793
  Cost of services...............................    92,139     84,213      180,710    166,806
  Sales and marketing............................    91,790     73,418      173,035    146,227
  General and administrative.....................    25,218     23,773       48,152     47,473
  Research and development.......................    28,728     24,385       58,092     50,327
  Amortization of acquired software and other
     acquired intangibles........................     6,392      6,144       12,270     12,355
  Restructuring and other related charges........        --      1,446           --      2,489
                                                   --------   --------     --------   --------
          Total costs and expenses...............   258,389    230,510      499,285    458,470
Operating loss...................................   (27,340)   (13,848)     (36,530)   (24,123)
Other income (expense):
  Interest and dividend income...................     3,612      3,656        7,575      8,151
  Gains (losses) on equity investments and
     product line sale...........................    17,878     (1,875)      23,564     (1,875)
  Interest expense, foreign currency gains
     (losses), and other, net....................     2,147       (435)       1,447     (1,605)
                                                   --------   --------     --------   --------
Loss before income taxes.........................    (3,703)   (12,502)      (3,944)   (19,452)
  Benefit from income taxes......................    (1,370)    (5,035)      (1,459)    (7,606)
                                                   --------   --------     --------   --------
Net loss.........................................  $ (2,333)  $ (7,467)    $ (2,485)  $(11,846)
                                                   ========   ========     ========   ========
Net loss per common share:
  Basic..........................................  $  (0.02)  $  (0.07)    $  (0.02)  $  (0.11)
                                                   ========   ========     ========   ========
  Diluted........................................  $  (0.02)  $  (0.07)    $  (0.02)  $  (0.11)
                                                   ========   ========     ========   ========
Shares used in computing per share amounts:
  Basic..........................................   109,763    112,027      108,706    111,392
  Diluted........................................   109,763    112,027      108,706    111,392

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED APRIL 30,
                                                              ---------------------------
                                                                 2000            2001
                                                              -----------    ------------
Operating activities:
Net loss....................................................   $ (2,485)      $ (11,846)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation..............................................     14,884          16,007
  Amortization of intangible assets and securities premiums
     or discounts...........................................     14,684          16,096
  (Gain) loss related to sale of a product line (Note 5)....     (5,686)          1,299
  (Gain) loss on investments on equity investments..........    (17,878)            576
  Benefit from deferred income taxes........................     (5,089)        (17,406)
  Other.....................................................      1,639              13
Changes in operating assets and liabilities:
  Accounts receivable, net..................................    (33,892)         (5,174)
  Other assets..............................................    (29,630)         16,827
  Accounts payable..........................................      2,032         (15,598)
  Unearned revenue and customer deposits....................     45,958          54,222
  Accrued liabilities.......................................    (12,106)        (38,754)
                                                               --------       ---------
          Net cash (used in) provided by operating
            activities......................................    (27,569)         16,262
Investing activities:
  Purchase of marketable securities and other investments...    (59,314)        (17,361)
  Proceeds from sales or maturities of investments in
     marketable securities..................................    100,584          64,371
  Purchase of property and equipment and other, net.........    (19,379)        (15,661)
  Payment for purchase of acquired company, net of cash
     acquired...............................................    (10,151)             --
  Capitalized software costs................................     (8,594)        (24,670)
                                                               --------       ---------
          Net cash provided by investing activities.........      3,146           6,679
Financing activities:
  Proceeds from issuance of common stock....................     28,845          16,487
  Settlement of common stock repurchase contracts...........         --         (30,164)
  Restricted cash and cash equivalents......................         --         (25,476)
                                                               --------       ---------
          Net cash provided by (used in) financing
            activities......................................     28,845         (39,153)
Effect of exchange rate changes on cash.....................     (3,088)            934
                                                               --------       ---------
Net increase (decrease) in cash and cash equivalents........      1,334         (15,278)
Cash and cash equivalents at beginning of period............    113,341         180,674
                                                               --------       ---------
Cash and cash equivalents at end of period..................   $114,675       $ 165,396
                                                               ========       =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Income taxes paid.........................................   $  2,360       $   3,349
  Retirement savings plan contribution funded with common
     stock..................................................      2,782           3,697

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation. The results for the three and six-month periods ended April 30, 2001 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER COMMON SHARE

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain equity instruments. Diluted loss per share for the three and six-month periods ended April 30, 2000 and 2001 exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The weighted average outstanding shares for the periods presented are reflected net of treasury shares, if any. Using the treasury stock method, the weighted average common stock equivalents for the three and six-month period ended April 30, 2000 were 6.4 and 6.5 million shares, respectively, and 850,200 shares and 2.5 million shares for the three and six-month period ended April 30, 2001, respectively. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted average common shares outstanding for all periods.

                             J.D. EDWARDS & COMPANY

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      APRIL 30,            APRIL 30,
                                                 -------------------   ------------------
                                                   2000       2001      2000       2001
                                                 --------   --------   -------   --------
Numerator:
  Net loss.....................................  $(2,333)   $(7,467)   $(2,485)  $(11,846)
                                                 =======    =======    =======   ========
Denominator:
  Basic loss per share -- weighted average
     shares outstanding........................  109,763    112,027    108,706    111,392
  Dilutive effect of common stock
     equivalents...............................       --         --         --         --
                                                 -------    -------    -------   --------
  Diluted net loss per share -- adjusted
     weighted average shares outstanding,
     assuming conversion of common stock
     equivalents...............................  109,763    112,027    108,706    111,392
                                                 =======    =======    =======   ========
Basic net loss per share.......................  $ (0.02)   $ (0.07)   $ (0.02)  $  (0.11)
                                                 =======    =======    =======   ========
Diluted net loss per share.....................  $ (0.02)   $ (0.07)   $ (0.02)  $  (0.11)
                                                 =======    =======    =======   ========

(3) COMMON SHARES SUBJECT TO REPURCHASE

     The Company has a stock repurchase plan which was designed to partially offset the effects of share issuances under the stock option plans and Employee Stock Purchase Plan (ESPP). In August 1999, the Company's Board of Directors authorized the repurchase of up to 8.0 million shares of J.D. Edwards' common stock under this plan. The actual number of shares that are purchased and the timing of the purchases are based on several factors, including the level of stock issuances under the stock plans, the price of the Company's stock, general market conditions, and other factors. The stock repurchases may be effected at the Company's discretion through forward purchases, put and call transactions, or open market purchases.

     During fiscal 2000, the Company entered into forward contracts for the purchase of 5.2 million common shares in accordance with the share repurchase plan, and the Company settled contracts for the purchase of 2.5 million shares for a total of $90.5 million in cash. In March 2001, the Company executed a full physical settlement of contracts to purchase 700,000 of its shares for $21.7 million, of which $14.8 million was settled in cash. Upon settlement, the repurchased shares were sold to a different counter-party with whom the Company simultaneously entered into a forward contract to repurchase the shares in March 2002. At April 30, 2001, the redemption price was $9.94 per share and the aggregate redemption cost was $6.9 million. In June 2001, the Company executed a full physical settlement of contracts to purchase 811,000 of its shares for $26.2 million, of which $16.3 million was settled in cash. Upon settlement, the repurchased shares were sold to the counter-party with whom the Company simultaneously entered into a forward contract to repurchase the shares in June 2002, at a current redemption price of $12.30 per share, and a current aggregate redemption cost of $10.0 million. In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-12, "The Application of EITF Issue No. 96-13 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Forward Equity Sales Transactions," the forward purchase commitment for the purchase of the shares under the contracts entered into during fiscal 2001 will be included in temporary equity with a corresponding decrease in additional paid-in capital and will be accreted to the redemption value over the twelve-month life of the forward contract. The accretion amount will reduce net income (or increase a net loss) allocable to common stockholders and related per share amounts for each period until settlement occurs. For the second quarter and first six months of fiscal 2001, the accreted amount of interest was negligible and did not materially impact the net loss allocable to common stockholders or the related per share amounts.

                             J.D. EDWARDS & COMPANY

     The counter-party has the right to require early settlement of the forward contracts based on the market price of the Company's common stock as stipulated in the contracts. A common stock price ranging from $7.50 to $10.00 per share may require the Company to settle these contracts before they mature. In April 2001, the Company was required to settle one forward contract originally scheduled to expire in December 2001, representing 502,500 shares for $15.4 million, or $30.65 per share.

     The counter-party also has the right to require the Company to provide collateral on certain outstanding forward contracts based on the market price of the Company's common stock as stipulated in the contracts. These contracts were entered into prior to the issuance of EITF Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' "(EITF 00-19), as discussed below. For certain outstanding forward contracts as of April 30, 2001, a decline in the Company's common stock price below $13.00 per share for three consecutive days required the Company to provide such collateral to the counter-party. As of April 30, 2001, $48.0 million in cash, cash equivalents, and short- and long-term investments were designated as collateral and are presented as restricted on the accompanying consolidated balance sheet.

     At April 30, 2001, the Company held forward contracts requiring the future purchase of 2.2 million shares of common stock at an average redemption price of $29.56 per share. These forward purchase contracts require full physical settlement and the aggregate redemption cost of $62.0 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. As of April 30, 2001, all outstanding equity instruments were exercisable through their dates of expiration, which ranged from June 2001 to March 2002. As of April 30, 2001, approximately 1.3 million of the repurchased shares have been reissued to fund the Company's ESPP and the discretionary 401(k) Plan contribution. At April 30, 2001, approximately 1.7 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for on the first-in, first-out method.

     In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). Equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. The EITF reached a consensus on EITF 00-19 in September 2000 that addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts could be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with cumulative catch-up adjustment to be recorded at that time. The Company believes that the equity derivative contracts that may remain unsettled at June 30, 2001, if any, will be in accordance with the requirements of EITF 00-19 for equity instrument accounting and accordingly management does not anticipate that such adoption will have a material impact on the Company's consolidated financial statements or results of operations.

(4) INVESTMENTS IN MARKETABLE SECURITIES

     The Company's investment portfolio consists of investments classified as cash equivalents, short-term investments, and long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are generally carried at cost, which approximates fair value. Short- and long-term investments consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. The Company's investment portfolio was classified as available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at April 30, 2001, all investments in marketable securities were carried at fair

                             J.D. EDWARDS & COMPANY
value as determined by their quoted market prices and included as appropriate in either short- or long-term investments on the accompanying consolidated balance sheet. All unrealized gains and all losses believed to be temporary were included, net of tax, in stockholders' equity as a component of accumulated other comprehensive income.

     The Company's short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) had a fair value at April 30, 2001, of $87.4 million and a gross unrealized gain of $956,000. As of April 30, 2001, $2.2 million in short-term marketable securities and other investments and $20.3 million in long-term investments in marketable securities were restricted for collateral pursuant to the Company's forward contract agreements, discussed above in Note 3. The Company's investments in the equity securities of certain publicly traded or privately held technology companies are classified as available-for-sale and are included at fair value in short-term marketable securities and other investments on the accompanying consolidated balance sheets. During April 2000, the company sold a portion of its investment in one of the technology companies resulting in a realized gain of $17.9 million, which is presented on the accompanying consolidated statement of operations in other income or expense. During the second quarter of fiscal 2001, the Company recorded a loss of $576,000 on an equity investment in a technology company for the portion of the decline in market value that was determined to be other than temporary. This loss is presented on the accompanying consolidated statement of operations in other income or expense. At April 30, 2001, the remaining aggregate fair value of the equity securities was $7.2 million, and the gross unrealized loss recorded as a component of shareholders' equity was $2.9 million. A portion of one of the equity securities is subject to a lock-up provision, which expires in January 2002.

(5) SALE OF PRODUCT LINE

     In January 2000, the Company sold its home building software product line through an asset sale to a privately held provider of e-business, technology, and project management systems. The buyer acquired all of the rights to the J.D. Edwards homebuilder software, including its source code, contracts, contractual rights, license agreements, maintenance agreements, and customer lists. The Company received $6.5 million in a combination of cash and a promissory note secured by the software code and the customer base. During the second quarter of fiscal 2001, the secured promissory note obligation was not collected when due. The Company allocated the total proceeds to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income during the first quarter of fiscal 2000. During the second quarter of fiscal 2001, the Company recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the collateral. The loss is reflected in the accompanying consolidated statement of operations in other income or expense.

(6) RESTRUCTURINGS AND EXIT FROM CERTAIN RESELLER AGREEMENTS

  Fiscal 2001 Restructuring

     Overview. During the second quarter of fiscal 2001, the Company's Board of Directors approved a strategic global restructuring plan precipitated by the Company's continued operating losses, lower employee productivity levels, and the general economic downturn. Actions include the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and to condense or close some operating facilities. The restructuring plan consists of two phases, contemplated and taking place during the second and third quarters of fiscal 2001.

     Employee severance and termination costs. The Company paid termination salaries, benefits, outplacement, and other related costs to the employees involuntarily terminated in the second quarter of fiscal 2001 as part of the first phase of the restructuring plan (Phase I). The total workforce reduction was effected through involuntary terminations. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions.

                             J.D. EDWARDS & COMPANY

The Company decreased its workforce by a total of 34 employee positions across the United States, Latin America, and Canada across administrative, professional, and management positions and various functions of the Company's business. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001, although a limited number of involuntarily terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge and severance packages were only provided to the 34 involuntarily terminated employees.

     The following table summarizes the number of employee positions eliminated in accordance with Phase I of the strategic restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
United States...............................................    18
Canada......................................................    13
Latin America...............................................     3
                                                               ---
          Total.............................................    34
                                                               ===

FUNCTION:
Sales and marketing.........................................    25
Consulting and technical support............................     8
Education services..........................................     1
                                                               ---
          Total.............................................    34
                                                               ===

     Operating lease buyouts. Operating lease buyouts and related costs are the actual or estimated costs associated with the early termination of leases for personal computer equipment that were no longer necessary for operations due to the reduced workforce associated with Phase I.

     Total restructuring costs. The following table summarizes the components of the Phase I restructuring charge, the payments, and the remaining accrual as of April 30, 2001, by geographic region (in thousands):

     Summary of phase I -- fiscal 2001 restructuring charge and payments:

                                                     EMPLOYEE
                                                    SEVERANCE &   OPERATING       TOTAL
                                                    TERMINATION     LEASE     RESTRUCTURING
                                                       COSTS       BUYOUTS        COSTS
                                                    -----------   ---------   -------------
United States.....................................    $1,412         $28         $1,440
Canada and Latin America..........................       694          22            716
                                                      ------         ---         ------
Consolidated charge, April 30, 2001...............     2,106          50          2,156
Second quarter cash payments......................      (574)         --           (574)
                                                      ------         ---         ------
  Accrual balance, April 30, 2001.................    $1,532         $50         $1,582
                                                      ======         ===         ======

     Exit from certain reseller agreements. The Company has reviewed its business approach and business alliances during the second quarter of fiscal 2001. As a result of this review, the Company decided to exit certain reseller arrangements for which prepaid royalty balances existed. The Company wrote off $7.8 million in prepaid royalties associated with these reseller agreements during the second quarter of fiscal 2001 and the charge is included in cost of license fees on the accompanying consolidated statement of operations.

     Restructuring Phase II. During May 2001, the Company announced the elimination of approximately 370 employee positions as part of Phase II of the strategic restructuring plan directed toward improving organizational

                             J.D. EDWARDS & COMPANY
effectiveness and profitability. During the third quarter of fiscal 2001, the Company continues to assess and realign operations and will incur restructuring and other related charges that will be comprised primarily of the severance costs related to the elimination of worldwide employee positions, outplacement services, lease termination payments, reduction in office space and related overhead expenses, and asset write-offs. Total restructuring and other related charges related to Phase II cannot be quantified at this time.

  Fiscal 2000 Restructuring

     Overview. During fiscal 2000, the Company's Board of Directors approved a global restructuring plan to reduce the Company's operating expenses and strengthen both its competitive and financial positions. Overall expense reductions were necessary both to lower the Company's existing cost structure and to reallocate resources to pursue its future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over several fiscal quarters, as the Company's headcount and operating expenses grew at a faster rate than revenue. As discussed in prior periods, the Company also had incurred operating losses in certain geographic areas. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying the Company's approach for providing certain services for customers. Restructuring and related charges primarily consisted of severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000 and remaining actions, such as office closures or consolidations and lease terminations, were completed within a one year time frame with continued obligations for the remaining lease terms.

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

     Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were generating losses, or where redundancy existed. The Company decreased its workforce by a total of 775 employees across most geographic areas and functions of its business, including administrative, professional, and management positions. All employee terminations occurred during the third quarter of fiscal 2000, although a limited number of involuntarily terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge and severance packages were only provided to the 688 involuntarily terminated employees. The employee severance and termination costs included an initial $1.3 million in non-cash charges.

                             J.D. EDWARDS & COMPANY

     The following table summarizes the number of employee positions eliminated in accordance with the restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
United States...............................................   472
Asia Pacific................................................   143
EMEA Asia Pacific...........................................    96
Canada and Latin America....................................    64
                                                               ---
          Total.............................................   775
                                                               ===

FUNCTION:
Sales and marketing.........................................   265
Consulting and technical support............................   208
Research and development....................................   100
Education services..........................................    80
Finance, human resources, legal, and other general and
  administrative............................................    63
Information technology......................................    33
Customer support and product delivery.......................    26
                                                               ---
          Total.............................................   775
                                                               ===

     Office Closures. In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado and regional offices in the U.S., Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters campus, with the remaining moves completed within a one-year time frame. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed during fiscal 2000.

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

     Asset disposal losses and other costs. During fiscal 2000, the Company wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce. These assets were taken out of service and disposed of predominately during fiscal 2000.

     Adjustments. The Company recorded adjustments to reduce the restructuring provision by $710,000 in the second quarter of fiscal 2001. The majority of the adjustment relates to favorable negotiations and reduced obligations surrounding employee termination costs. Additionally, the final amount of operating lease buyouts was effectively reduced from the original estimate by $115,000 and the Company successfully eliminated further rental obligations by $187,000. These reductions were offset by other restructuring related charges of $106,000

                             J.D. EDWARDS & COMPANY
primarily for additional asset write-offs during the second quarter of fiscal 2001 as part of the approved restructuring plan.

     The Company has completed all actions related to this restructuring as of April 30, 2001. An outstanding accrual of $4.2 million remained primarily consisting of lease obligations for office and training facilities closed and consolidated which will be paid over the remaining lease terms, unsettled employee termination costs, and remaining operating lease buyout obligations. Reductions in accrual amounts will continue to occur until all remaining obligations have been settled in 2007. Any further cost true-ups related to the fiscal 2000 restructuring will be recorded through normal operations with no impact to the restructuring charge.

     Total costs. The following table summarizes the components of the restructuring charge, the payments and non-cash charges, and the remaining accrual as of April 30, 2001, by geographic region (in thousands):

     Summary of fiscal 2000 restructuring charge and payments:

                                  EMPLOYEE                                               ASSET          TOTAL
                                 SEVERANCE &              OPERATING   RESTRUCTURING    DISPOSAL     RESTRUCTURING
                                 TERMINATION    OFFICE      LEASE         COSTS       LOSSES AND     AND RELATED
                                    COSTS      CLOSURES    BUYOUTS      SUBTOTAL      OTHER COSTS      CHARGES
                                 -----------   --------   ---------   -------------   -----------   -------------
United States..................   $  8,447     $10,815      $ 597       $ 19,859        $   81        $ 19,940
EMEA...........................      4,155         458         --          4,613            35           4,648
Canada, Asia Pacific, and Latin
  America......................      4,081       1,394         50          5,525            --           5,525
                                  --------     -------      -----       --------        ------        --------
Consolidated charge, July 31,
  2000.........................     16,683      12,667        647         29,997           116          30,113
Third quarter cash payments and
  non-cash charges.............    (12,176)     (1,860)      (223)       (14,259)         (116)        (14,375)
                                  --------     -------      -----       --------        ------        --------
  Accrual balance, July 31,
     2000......................      4,507      10,807        424         15,738            --          15,738
Fourth quarter cash payments...     (3,311)     (2,294)        --         (5,605)         (441)         (6,046)
Fourth quarter adjustment......       (342)     (2,696)        --         (3,038)          941          (2,097)
                                  --------     -------      -----       --------        ------        --------
  Accrual balance, October 31,
     2000......................   $    854     $ 5,817      $ 424       $  7,095        $  500        $  7,595
First quarter cash payments....       (310)       (772)        --         (1,082)          (45)         (1,127)
First quarter asset
  disposals....................         --          --         --             --          (972)           (972)
First quarter adjustment.......        124        (148)       (50)           (74)        1,117           1,043
                                  --------     -------      -----       --------        ------        --------
  Accrual balance, January 31,
     2001......................   $    668     $ 4,897      $ 374       $  5,939        $  600        $  6,539
Second quarter cash payments...       (120)       (896)      (204)        (1,220)         (327)         (1,547)
Second quarter asset
  disposals....................         --          --         --             --          (106)           (106)
Second quarter adjustment......       (251)       (187)      (115)          (553)         (157)           (710)
                                  --------     -------      -----       --------        ------        --------
  Accrual balance, April 30,
     2001......................   $    297     $ 3,814      $  55       $  4,166        $   10        $  4,176
                                  ========     =======      =====       ========        ======        ========

                             J.D. EDWARDS & COMPANY

(7) COMPREHENSIVE INCOME

     Comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders' equity and have not impacted net loss. The following table summarizes the components of comprehensive income or loss as of the balance sheet dates indicated (in thousands):

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    APRIL 30,            APRIL 30,
                                               -------------------   ------------------
                                                 2000       2001      2000       2001
                                               --------   --------   -------   --------
Net loss.....................................  $ (2,333)  $ (7,467)  $(2,485)  $(11,846)
Change in unrealized gains (losses) on equity
  securities, net of tax.....................    (9,654)    (1,538)    5,650     (9,542)
Change in foreign currency translation
  losses.....................................    (2,860)    (1,934)   (2,360)        72
                                               --------   --------   -------   --------
          Total comprehensive income (loss),
            net..............................  $(14,847)  $(10,939)  $   805   $(21,316)
                                               ========   ========   =======   ========

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," in the first quarter of fiscal 2001. SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on its consolidated financial position, results or operations, or cash flows.

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

     At April 30, 2001, the Company had approximately $71.6 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income were net foreign exchange transaction losses of $1.3 million and $800,000 for the second quarter and first six months of fiscal 2000, respectively, gains of $788,000 for the second quarter of fiscal 2001, and losses of $350,600 for first six months of fiscal 2001.

(9) SEGMENT INFORMATION

     Operating segments were defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue. The groupings presented below represent an aggregation of

                             J.D. EDWARDS & COMPANY
financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  APRIL 30,             APRIL 30,
                                             -------------------   -------------------
                                               2000       2001       2000       2001
                                             --------   --------   --------   --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
United States..............................  $141,676   $142,856   $290,410   $281,781
Europe, Middle East, and Africa............    52,090     44,983     96,199     83,036
Canada, Asia, and Latin America............    37,283     28,823     76,146     69,530
                                             --------   --------   --------   --------
  Consolidated.............................  $231,049   $216,662   $462,755   $434,347
                                             ========   ========   ========   ========
INCOME (LOSS) FROM OPERATIONS:
United States..............................  $(25,322)  $ (5,251)  $(42,724)  $(25,293)
Europe, Middle East, and Africa............     5,722     10,944      9,731     17,112
Canada, Asia, and Latin America............    (1,348)    (4,147)     8,733      6,706
Amortization of acquired intangibles.......    (6,392)    (6,144)   (12,270)   (12,355)
Write-off of certain reseller royalties....        --     (7,804)        --     (7,804)
Restructuring and other related charges....        --     (1,446)        --     (2,489)
                                             --------   --------   --------   --------
  Consolidated.............................  $(27,340)  $(13,848)  $(36,530)  $(24,123)
                                             ========   ========   ========   ========

(10) COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its corporate headquarters office buildings that were constructed on Company-owned land. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing a portion of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. In the first quarter of fiscal 2001, the total investments designated as collateral were reduced. The reduction in total investments designated as collateral did not result in an increased lease obligation due to overall interest rate declines during the first half of fiscal 2001. At April 30, 2001, investments totaling $67.2 million were designated as collateral for these leases compared to $123.3 million of total investments designated as collateral at October 31, 2000. The lease agreement requires that the Company remain in compliance with certain affirmative and negative covenants, representations, and warranties, including certain defined financial covenants. At April 30, 2001, the Company was in compliance with its covenants.

     Litigation. On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the "Complaint") was filed on March 21, 2000. The Complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The Complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. At a hearing held on February 9, 2001 the Court denied a motion to dismiss previously filed by the Company and the individual defendants. The Court has set a discovery deadline for September 15, 2001. No trial date has been set.

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

     During fiscal 2001 we effected a revitalization plan with components that are exit activities, which do not benefit future operations, and result in restructuring charges in the second and third quarters of fiscal 2001. The plan also focuses on improving our organizational effectiveness and profitability detailed as follows:

     Our organizational effectiveness changes:

     - realigned and consolidated the field consulting and sales organizations;

     - appointed new sales and marketing leadership;

     - increased the management span of control by improved staffing ratios and reduced layers of management;

     - improved our internal procurement activities through strategic sourcing, and

     - reduced our workforce in May 2001 by approximately 370 employees.

     Our plans to improve profitability:

     - continue to expand our focus on supply chain opportunities and taking steps to improve our sales force effectiveness both for software licensing and services;

     - leverage opportunities to increase our current customers' usage of our expanded solutions by focusing effort in our consulting, education, and customer service operations;

     - improve customer service revenue through price increases and expanded service options for customers;

     - capture a larger percentage of direct consulting services, and

     - put in place a more effective marketing program.

     In addition, from a product standpoint we are taking steps to remain competitive in the future and to continue building a leadership position in the collaborative commerce (c-commerce) market, and are focused on identifying specific industries and geographies where we can best compete and assessing our current product and services fit for these various markets. We believe that our products and vision for c-commerce are solid. We believe that these actions will position us for more profitable and sustainable growth as a result of increased focus on both the sales and services parts of our business, improved customer focus, reduced cost of sales, a more efficient and effective organization, and help us to align our resources on profitable core industries and geographies. Throughout the remainder of fiscal 2001, we are focused on continuing to improve revenue growth, organizational effectiveness, and profitability.

     Our total revenue for the second quarter and first six months of fiscal 2001 was $216.7 million and $434.3 million, respectively, compared to $231.0 million and $462.8 million, for same periods last year, respectively. Services revenue increased for the second quarter of fiscal 2001 to $154.3 million from $149.3 million during the same period last year but decreased to $289.4 million for the first six months of fiscal 2001 from $297.7 million for the same period last year. License fee revenue for the second quarter and first six months of fiscal 2001 decreased to $62.3 million and $145.0 million, respectively, compared to $81.7 million and $165.0 million for the same periods last year, respectively. We believe this decrease was primarily due to adjustments within the sales organization resulting from headcount reductions, organizational changes, and leadership changes that caused reduced productivity from our remaining employees.

     Our financial results for the second quarter and first six months of fiscal 2001 reflected reduced operating losses of $13.8 million and $24.1 million, respectively, compared to $27.3 million and $36.5 million for the same periods last year, respectively. This is primarily a result of our cost savings efforts and an 11% company-wide decrease in headcount since April 30, 2000, resulting in increased operating efficiencies and decreased expenses for the fiscal 2001 periods presented. The operating loss for the second quarter and first six months of fiscal 2001 included restructuring and related charges of $1.4 million and $2.5 million, respectively. The net loss for the second quarter and first six months of fiscal 2001 was $7.5 million, or $0.07 per share, and $11.9 million, or $0.11 per share, respectively, compared to a net loss of $2.3 million, or $0.02 per share and $2.4 million, or $0.02 per share, for the same periods last year, respectively.

     We historically have experienced and expect to continue to experience a high degree of seasonality in our business operations which is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Our first quarter revenue, impacting the first six-months of a fiscal year, historically has slowed during the holiday season in November and December, and our total revenue, license fee revenue, services revenue, and net income for our first fiscal quarter historically have been lower than in the immediately preceding fourth quarter. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. We believe that these seasonal factors are common in the software industry.

     Based on current projections for fiscal 2001, we expect total revenue to decline slightly compared to fiscal 2000 results. While we are making organizational changes to position us to meet our long-term goals, we expect that these changes will have a negative effect on our short-term financial performance. We will record a restructuring charge in the third quarter of fiscal 2001 and the financial performance of our operating areas could be adversely impacted as a result of these changes. Additionally, the maturity of the traditional enterprise resource planning market, challenges of emerging new markets, the slowdown in global economic conditions, strong competitive forces and potential negative effects from organizational and management changes could reduce revenue and reduce or eliminate improvements in operating margins. These uncertainties have made forward-looking projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth that will be achieved, if any, or of a return to net profitability or that our financial condition, results of operations, cash flows, and market price of our common stock will not continue to be adversely affected by the aforementioned factors.

     The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data) and percentage of dollar change for revenue and expenses:

                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                    APRIL 30,                              APRIL 30,
                             -----------------------                -----------------------
                             PERCENTAGE   PERCENTAGE   PERCENTAGE   PERCENTAGE   PERCENTAGE   PERCENTAGE
                              OF TOTAL     OF TOTAL    OF DOLLAR     OF TOTAL     OF TOTAL    OF DOLLAR
                              REVENUE      REVENUE       CHANGE      REVENUE      REVENUE       CHANGE
                                2000         2001      2001/2000       2000         2001      2001/2000
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenue:
  License fees.............     35.4%        28.8%       (23.8)%       35.7%        33.4%       (12.1)%
  Services.................     64.6         71.2          3.4         64.3         66.6         (2.8)
                               -----        -----                     -----        -----
         Total revenue.....    100.0        100.0         (6.2)       100.0        100.0         (6.1)
Costs and expenses:
  Cost of license fees
    (including write-offs
    of certain prepaid
    reseller royalties)....      6.1          7.9         21.3          5.8          7.6         21.3
  Cost of services.........     39.9         38.9          8.6         39.0         38.4         (7.7)
  Sales and marketing......     39.7         33.9        (20.0)        37.4         33.7        (15.5)
  General and
    administrative.........     10.9         11.0          5.7         10.4         10.9         (1.4)
  Research and
    development............     12.5         11.2        (15.1)        12.6         11.6        (13.4)
  Amortization of acquired
    software and other
    acquired intangibles...      2.7          2.8         (3.9)         2.7          2.8          0.7
  Restructuring and other
    related charges........       --          0.7        100.0           --          0.6        100.0
                               -----        -----                     -----        -----
         Total costs and
           expenses........    111.8        106.4        (10.8)       107.9        105.6         (8.2)
Operating loss.............    (11.8)        (6.4)          --         (7.9)        (5.6)          --
Other income, net..........     10.2           .6           --          7.1          1.0           --
                               -----        -----                     -----        -----
Loss before income taxes...     (1.6)        (5.8)          --         (0.8)        (4.6)          --
  Benefit from income
    taxes..................     (0.6)        (2.4)          --         (0.3)        (1.8)          --
                               -----        -----                     -----        -----
Net loss...................     (1.0)%       (3.4)%         --         (0.5)%       (2.8)%         --
                               =====        =====                     =====        =====
Gross margin on license fee
  revenue (including
  write-offs of certain
  prepaid reseller
  royalties)...............     82.7%        72.5%          --         83.6%        77.4%          --
Gross margin on license fee
  revenue (excluding
  write-offs of certain
  prepaid reseller
  royalties)...............     82.7%        85.0%          --         83.6%        82.8%          --
Gross margin on service
  revenue..................     38.3%        45.4%          --         39.3%        42.4%          --

     Total revenue. We license software under non-cancelable license agreements and provide related services, including consulting, support, and education. We recognize revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions," as well as Technical Practice Aids (TPA) issued from time to time by the American Institute of Certified Public Accountants. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until our fourth quarter of fiscal 2001. We have evaluated the impact of SAB No. 101 and believe that it will not have a material impact on our consolidated financial position, results of operations, or current licensing or revenue recognition practices.

     Consulting and education services are not essential to the functionality of our software products, are separately priced, and are available from a number of suppliers. Revenue from these services is recorded separately from the license fees. We recognize license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting and education services is recognized as services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. We do not require collateral for receivables and reserves are maintained for potential losses.

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

     Our total revenue decreased to $216.7 million and $434.3 million for the second quarter and first six months of fiscal 2001, respectively, compared to $231.0 million and $462.8 million for the same periods last year, respectively. For the second quarter of fiscal 2001, the revenue mix between license fees and services was 28.8% and 71.2%, respectively, compared to 35.4% and 64.6%, respectively, for the second quarter of fiscal 2000. For the first six months of fiscal 2001, the revenue mix between license fees and services was 33.4% and 66.6%, respectively, compared to 35.7% and 64.3%, respectively, for the same period last year. The decrease in license fee revenue was primarily a result of a decline in productivity within the sales organization caused by headcount reductions, organization changes, and leadership changes, as well as a general slowdown of the U.S. economy.

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the U.S. dollar positively affected our total revenue by less than 1% based on a comparison of foreign exchange rates in effect at the beginning of our fiscal year to actual rates for the second quarter and first six months of fiscal 2001. Comparatively, changes in the value of major foreign currencies relative to the U.S. dollar negatively affected our total revenue by less than 2% and 1% for the second quarter and first six months of fiscal 2000, based on a comparison of foreign exchange rates in affect at the beginning of fiscal 2000 to actual rates for the second quarter and first six months of fiscal 2000. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. We cannot guarantee that unfavorable changes in foreign exchange rates will not have a material adverse impact on our total revenue and results of operations.

     For the second quarter of fiscal 2001, the geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 66%, 21%, and 13% of total revenue, respectively. For the first six months of fiscal 2001, the U.S., EMEA, and the rest of the world accounted for 65%, 19%, and 16% of total revenue, respectively. The geographic breakdown of total revenue for the second quarter of fiscal 2000 was 61%, 23%, and 16% for the U.S., EMEA, and the rest of the world, respectively, and 63%, 21%, and 16% for the U.S., EMEA, and the rest of the world, respectively, for the first six months of fiscal 2000.

     License fees. License fee revenue declined 23.8% to $62.3 million for the second quarter of fiscal 2001 compared to $81.7 million for the second fiscal quarter of 2000, and declined 12.1% to $145.0 million for the first six months of fiscal 2001 compared to $165.0 for the same period last year. This decrease is primarily a result of a decline in productivity resulting from organizational and leadership changes within the sales organization together with a slowing in the U.S. economy during the first six months of fiscal 2001. Additionally, revenue resulting from reseller arrangements for the second quarter and first six months of fiscal 2001 has declined compared to the same periods last year. While transactions exceeding $1.0 million for the second quarter and first six months of fiscal 2001 increased compared to the same periods last year, the overall number of transactions declined considerably. During the second quarter of fiscal 2001, license transactions exceeding $1.0 million increased to 17 transactions, representing $32.4 million or 52% of license fee revenue compared to 9 transactions representing $23.0 million or 29% of license fee revenue last year. During the first six months of fiscal 2001, license transactions exceeding $1.0 million increased to 38 transactions, representing $71.1 million or 49% of license fee revenue, from 26 transactions, representing $67.5 million or 41% for the same period last year. The total number of transactions for the second quarter of fiscal 2001 decreased 35% to 275 compared to 422 last year and declined 18% to 597 for the first six months of fiscal 2001 compared to 729 for the same period last year. We increased our number of customers by 9% compared to the end of the second quarter last year to over 6,200 at April 30, 2001. The percentage of license revenue from new customers was 62% and 58% for the second quarter and first six months of fiscal 2001, compared to 51% and 42% for the same periods last year. The mix of revenue from new and existing customers varies from quarter to quarter, and future growth is dependent on our ability to both retain our installed base of customers while adding new customers. There can be no assurance that our license fee revenue, results of operations, cash flows, and financial condition will not be adversely affected in future periods as a result of downturns in global economic conditions or intensified competitive pressures.

     Services. Services revenue consists of fees generated by our personnel providing direct services to customers, consulting, education and software maintenance, fees generated through third parties for such services on a subcontracted arrangement, and referral fees from service providers who contract directly with customers. Services revenue for the second quarter of fiscal 2001 increased 3.4% to $154.3 million from $149.3 million for the second quarter of fiscal 2000, as a result of improved internal consultant utilization and realization as well as increased software maintenance revenue. Services revenue for the first six months of fiscal 2001 decreased 2.8% to $289.4 million from $297.7 million for the same period last year primarily due to lower professional services revenue from business partners for both sub-contract and referral work as a result of an effort towards obtaining more direct implementation work and increasing the utilization targets and staffing of direct personnel. The decline in education revenue for the first six months of fiscal 2001 is also attributed to lower utilization during the holiday season early in fiscal 2001 and increased employee education time related to the OneWorld Xe release. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, education, and maintenance revenue, as well as the mix of direct, subcontract, and referral arrangements. In the remainder of fiscal 2001, we intend to improve utilization of our existing consulting and education staff and increase the number of the direct revenue-generating consulting employees due to expected demand for services and our intention to increase the number of direct service engagements. We also intend to continue to pursue business partner relationships under both subcontract and referral arrangements, as appropriate, to best meet our objectives and our customers' needs.

     Maintenance revenue increased in the second quarter and first six months of fiscal 2001 compared to the same periods last year, which offset the declines in professional services and education revenue. The increase in maintenance is primarily a result of our growing installed base of customers, consistent maintenance renewal rates, and an increase in pricing for certain levels of maintenance effected in the first quarter of fiscal 2001. Throughout the remainder of fiscal 2001, maintenance revenue is expected to continue to rise due to the license fee growth in fiscal 2000, the effort towards achieving steady and balanced growth within the maintenance organization, and the maintenance pricing increases. Additionally, we are focusing on improving and maintaining our installed base of customers and are currently offering new premium levels of support to our new and existing customers that are priced higher than standard customer support. There can be no assurance, however, that we will maintain consistent maintenance renewal rates in the future due to the increase in prices or the level of maintenance revenue growth, if any, that will result from the premium level of customer support being offered.

     In any period, total services revenue is dependent on license transactions closed during the current and preceding periods, the growth in our installed base of customers, the amount and size of consulting engagements, and the level of competition from alliance partners for consulting and implementation work. Additionally, services revenue is dependent on the number of our internal service provider consultants available to staff engagements, the number of customers referred to alliance partners for education services, the number of customers who have contracted for support and the amount of the related fees, billing rates for education courses, and the number of customers purchasing education services.

     Total operating expenses. Our total expenses, excluding amortization of acquired software and other acquired intangibles and restructuring and other related charges, declined to $222.9 million for second quarter of fiscal 2001 from $252.0 for the second quarter of fiscal 2000 and to $443.6 million for the first six months of fiscal 2001 from $487.0 million for the first six months of fiscal 2000. These significant decreases in operating expenses are due to the cost savings and organizational changes effected in our fiscal 2000 restructuring plan, and fiscal 2001 revitalization plan which includes the fiscal 2001 restructuring plan. There has been an 11% reduction in company-wide headcount as a result of the fiscal 2000 restructuring and Phase I of the fiscal 2001 restructuring. These reductions have caused company-wide salary expense for the second quarter and first six months of fiscal 2001 to decline 8% compared to the same periods last year. Additionally, as part of the review of our business approach, the employee bonus plan has been replaced by a profit sharing plan, and the excess charge associated with the former employee plan, as compared to the charge for the profit sharing plan, was reversed in the second quarter of fiscal 2001. This reversal, coupled with the headcount reduction, resulted in a decline in bonus expense for the second quarter and first six months of fiscal 2001 of $12.2 million and $7.6 million compared to the same periods last year, respectively. The effect of the reversal of previous quarter expense in the second quarter of fiscal 2001 was to decrease our net loss by $2.5 million or $0.02 per share. Also of significance, travel and entertainment expenses declined across our organization for the second quarter and first six months of fiscal 2001 by 40% and 29% compared to the same periods last year, respectively.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including payments to third parties related to internal projects and contractual payments to third parties for embedded products), documentation, and software delivery expenses. The total dollar amount for the cost of license fees increased to $17.1 million and $32.8 million for second quarter and first six months of fiscal 2001, respectively, from $14.1 million and $27.0 million for the same periods last year, respectively. The increases are primarily due to the write-off of prepaid royalties associated with the exit of two reseller agreements in the amount of $7.8 million which was partially offset by lower revenues and related royalties on other reseller agreements. Since 1998, we have had reseller and product-right relationships with organizations whose products enhance our solutions. This allows us to manage internal development resources, while at the same time offering our customers a broad spectrum of products and services. The terms of each third-party agreement vary; however, as we recognize license revenue under the reseller provisions in these agreements, a related royalty is charged to cost of license fees. In other cases, we capitalize our payments to third parties as capitalized software and amortize the amount on a straight-line basis to cost of license fees once the product is generally available.

     Beginning in the second quarter of fiscal 2000 we capitalized internal costs and subcontract development work in the amount of $3.5 million and third-party contractual obligations or outsourced development in the amount of $5.1 million. During the first six months of fiscal 2000, we recorded final amortization expense of $1.0 million related to costs capitalized on our initial release of OneWorld. For the second quarter and first six months of fiscal 2001, we capitalized software development costs in the amount of $7.2 million and $15.1 million for internal costs and subcontract development and $1.6 million and $4.2 million for payments for third-party contractual obligations or outsourced development, respectively. The third-party contractual obligations are related to our agreements with several providers of business-to-business integration and process integration providers. These agreements represent an investment in these companies' products, embedded or currently being embedded into our OneWorld software for new functionality. Amortization of a portion of these capitalized costs for the second quarter and first six months of fiscal 2001 was $3.3 million and $4.3 million, respectively. It is expected that the majority of the remaining unamortized capitalized costs will begin amortization in the third quarter of fiscal 2002 and will continue over the estimated useful lives of the products, which are generally three years. We expect that additional costs for these and other development projects will be capitalized in future periods given our current product development plans.

     Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products subject to royalty payments. The second quarter and first six months of fiscal 2001 gross margin on license fee revenue decreased to 72.5% and 77.4%, respectively, from 82.7% and 83.6%, for the same periods last year, respectively. These declines were primarily as a result of the write-off of $7.8 million of unused prepaid royalties associated with the exit of two reseller agreements during the second quarter of fiscal 2001. Excluding these write-offs, the gross margin for the second quarter and first six months of fiscal 2001 was 85.0% and 82.8%, respectively. Based on expected revenue volume, reseller royalties, and capitalized software amortization, total cost of license fees are expected to increase in the future. As a result, gross margins on license fee revenue are expected to decline compared to prior periods.

     Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. Cost of services for the second quarter and first six months of fiscal 2001 decreased to $84.2 million and $166.8 million, respectively, from $92.1 million and $180.7 million for the same periods last year, respectively. The decrease for the periods was due to a decline in sub-contracted and professional services revenue and related costs from business partners that is in line with our efforts to increase the utilization of internal resources and obtain more direct implementation work. Additionally, there was a decrease in education revenue and related costs attributable to the elimination and consolidation of several training facilities as part of the fiscal 2000 restructuring and consolidation of training classes. Additionally, a 16% decline in headcount resulting from the fiscal 2000 and fiscal 2001 restructurings contributed to decreased bonus, salary, and travel and entertainment expenses.

     The gross margin on services revenue for the second quarter and first six months of fiscal 2001 increased to 45.4% and 42.4%, respectively, compared to 38.3% and 39.3% for the same periods last year, respectively. The increase is due to higher consultant utilization and increased maintenance revenue. Generally, maintenance revenue produces a higher margin than professional services and education revenue. Gross margins on services revenue for the remainder of fiscal 2001 will depend on the mix of total services revenue, the impact of our maintenance price increase, the extent to which we are successful in increasing the utilization of our revenue-generating consulting employees and the number of direct service engagements, improving utilization of our existing consulting staff, and the extent to which we utilize our service partner relationships under either subcontract or referral arrangements.

     Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for the second quarter and first six months of fiscal 2001 decreased to $73.4 million and $146.2 million, respectively, from $91.8 million and $173.0 million for the same periods last year, respectively. The decline is mainly due to a 14% decline in headcount since April 30, 2000, resulting primarily from the fiscal 2000 and fiscal 2001 Phase I restructurings that decreased salary, bonus, travel and entertainment expenses, and closed or consolidated offices. Additionally, other office and office occupancy costs have also declined due to the reduced headcount compared to the same periods last year. The overall decrease was offset in part by an increase in advertising and promotion as we are focusing on improving and increasing our market presence through increased marketing initiatives and programs.

     General and administrative. General and administrative expense includes primarily personnel and related overhead costs for support and administrative functions. General and administrative expense for the second quarter and first six months of fiscal 2001 decreased to $23.8 million and $47.5 million, respectively, from $25.2 million and $48.2 million for the same periods last year, respectively. The total dollar amount of expense declined mainly due to a 14% decline in headcount since April 30, 2000, resulting primarily from the fiscal 2000 and fiscal 2001 Phase I restructurings that decreased salary, bonus, and travel and entertainment expenses. The overall decrease was offset, in part, by increased costs in outside contract professional services compared to the same periods last year.

     Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, enhancements, upgrades, testing, quality assurance, documentation, and translation, net of any capitalized internal development costs. R&D expense for the second quarter and first six months of fiscal 2001 decreased to $24.4 million and $50.3 million, respectively, compared to $28.8 million and $58.1 million for the same periods last year, respectively. The decrease in dollar amount was primarily due to the increased internal software development costs capitalized during the second quarter and first six months of fiscal 2001. Including current period capitalized internal costs for development, R&D expenditures were $31.6 million and $65.4 million for the second quarter and first six months of fiscal 2001, respectively, representing 15% of total revenue for both periods. Including current period capitalized internal costs for development, R&D expenditures were $32.2 million and $61.6 million for the second quarter and first six months of fiscal 2000, respectively, representing 14% and 13% of total revenue for the same periods, respectively.

     During the quarter and first six months ended April 30, 2001, we continued to devote development resources primarily to major enhancements and new products associated with our OneWorld application suites, as well as the integration of our internally developed applications with acquired applications and those of third parties. In addition to our internal R&D activities, we are outsourcing the development of software for a specialized industry, and we recently acquired source code rights for certain enterprise interface applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During the second quarter and first six months of fiscal 2001, we capitalized $7.2 million and $15.1 million, respectively, associated with internal costs and subcontract development work and $1.6 million and $4.2 million of third-party contractual obligations and outsourced development for the same periods, respectively. During the second quarter and first six months of fiscal 2000, we capitalized $3.5 million associated with internal costs and subcontract development work and $5.1 million of third-party contractual obligations and outsourced development.

     We anticipate that costs of some of these development projects will continue to be capitalized in the future; but total development expense will increase in subsequent periods due to planned development of new technologies, the addition of personnel, and increasing salaries resulting from competitive market pressures. We are continuing our ongoing internal product enhancements in e-business and other areas of new technology, as well as integration of such modules as sales force automation, advanced planning and scheduling, and e-procurement. Certain of these projects utilize third-party development alliances.

     Amortization of acquired software and other intangibles. Total amortization related to software, in-place workforce, customer base, and goodwill resulting from our business acquisitions for the second quarter of fiscal 2001 was $2.8 million, $832,000, $1.4 million, and $1.1 million, respectively, and for the first six months of fiscal 2001 was $5.7 million, $1.7 million, $2.8 million, and $2.2 million, respectively. Total amortization related to software, in-place workforce, customer base, and goodwill resulting from our business acquisitions for the second quarter of fiscal 2000 was $2.9 million, $807,000, $1.4 million, and $1.2 million, respectively, and for the first six months of fiscal 2000 was $5.8 million, $1.5 million, $2.7 million, and $2.2 million, respectively. Amortization of acquired intangibles resulting from the acquisition of our longstanding business partner serving Australia and New Zealand began in the second quarter of fiscal 2000.

     Fiscal 2001 restructuring and related charges and exit from certain reseller agreements. During the second quarter of fiscal 2001, our Board of Directors approved a strategic global restructuring plan as a component of our revitalization plan. The restructuring plan was precipitated by continued operating losses, lower employee productivity levels, and the general economic downturn. Actions include the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use and to condense or close some operating facilities. The restructuring plan consists of two phases, contemplated and taking place during the second and third quarters of fiscal 2001.

     We paid termination salaries, benefits, outplacement, and other related costs in the amount of $2.1 million to the employees involuntarily terminated in the second quarter of fiscal 2001 as part of the first phase (Phase I) of the restructuring plan. The total workforce reduction was effected through involuntary terminations. Specifically targeted were areas with opportunities for increasing the management control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. We decreased our workforce by a total of 34 employee positions across the United States, Latin America, and Canada across administrative, professional, and management positions and various functions of our business. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001, although a limited number of involuntarily terminated employees continued to provide transitional services to us (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge and severance packages were only provided to the 34 involuntarily terminated employees. Operating lease buyouts and related costs in the amount of $50,000 are the actual or estimated costs associated with the early termination of leases for personal computer equipment that were no longer necessary for operations due to the reduced workforce associated with Phase I.

     During the second quarter of fiscal 2001, we reviewed our business approach and business alliances and decided to exit certain reseller arrangements for which prepaid royalty balances existed. We wrote off $7.8 million in prepaid royalties associated with these reseller agreements during the second quarter of fiscal 2001 and the charge is included in cost of license fees.

     During May 2001, we announced the elimination of approximately 370 employee positions as part of Phase II of the strategic restructuring plan directed toward improving organizational effectiveness and profitability. During the third quarter of fiscal 2001, we continue to assess and realign operations and will incur restructuring and other related charges that will be comprised primarily of the severance costs related to the elimination of worldwide employee positions, outplacement services, lease termination payments, reduction in office space and related overhead expenses, and asset write-offs. Total restructuring and other related charges and annual savings related to the fiscal 2001 restructuring cannot be quantified at this time. We believe these actions will position us for more profitable and sustainable growth. There can be no assurance of our future level of operating expenses or of other factors that may impact future operating results.

     Fiscal 2000 restructuring and related charges. During fiscal 2000, the Board of Directors approved a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over several fiscal quarters, as our headcount and operating expenses grew at a faster rate than revenue. As discussed in prior periods, we also had incurred operating losses in certain geographic areas. We effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying our approach for providing certain services to our customers. Restructuring and related charges primarily consist of severance-related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000, and remaining actions, such as office closures or consolidations and lease terminations, were completed within one year, with continued obligations for the remaining lease terms continuing through 2007. Based on current calculations, the organizational changes effected during third quarter of fiscal 2000 are expected to result in annual savings across all functional areas of over $70.0 million, and have allowed us to reallocate resources and invest in areas critical to our future success.

     We recorded adjustments to reduce the restructuring provision by $710,000 in the second quarter of fiscal 2001. The majority of the adjustment relates to favorable negotiations and reduced obligations surrounding employee termination costs. Additionally, the final amount of operating lease buyouts was effectively reduced from the original estimate by $115,000 and we successfully eliminated further rental obligations by $187,000.

These reductions were offset by other restructuring related charges of $106,000 primarily for additional asset write-offs during the second quarter of fiscal 2001 as part of the approved restructuring plan.

     We have completed all actions related to this restructuring as of April 30, 2001. An outstanding accrual of $4.2 million remained primarily consisting of lease obligations for office and training facilities closed or consolidated which will be paid over the remaining lease terms, unsettled employee termination costs, and remaining operating lease buyout obligations. Reductions in accrual amounts will continue to occur until all remaining obligations have been settled in 2007. Any further cost true-ups related to the fiscal 2000 restructuring will be recorded through normal operations with no impact to the restructuring charge.

     Other income (expense). Other income and expenses include interest and dividend income earned on cash, cash equivalents, investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. The decrease in other income and expense for the second quarter and first six months of fiscal 2001 resulted primarily from one-time charges. Our $5.9 million note receivable from a privately held company related to the sale of a product line was not collected when due during the second quarter of fiscal 2001. During the second quarter of fiscal 2001, we recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the collateral. During the first quarter of fiscal 2000, we allocated the total proceeds to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income. Additionally, during the second quarter of fiscal 2001, a $576,000 loss was recognized for the portion of decline in value of a marketable equity security that was deemed to be other than temporary. Comparatively, during the second quarter and first six months of fiscal 2000, other income included a one-time $17.9 million gain on the sale of a marketable equity investment and the $5.7 million gain from the sale of a product line. Included in other income were net foreign exchange transaction losses of $1.3 million and $800,000 for the second quarter and first six months of fiscal 2000, respectively, gains of $788,000 for the second quarter of fiscal 2001, and losses of $350,600 for the first six months of fiscal 2001. The losses related primarily to the overall strengthening of the U.S. dollar against European currencies.

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

     Benefit from income taxes. Our effective income tax rate was 39% for the first half of fiscal 2001 and 37% for the first half of fiscal 2000. This change is primarily due to the tax effect of projected income and expenses in various countries that have higher tax rates and changes in investment strategies from tax advantaged investments to taxable investments. Also, restructuring costs were incurred in the first half of 2001 that are being incurred in various countries at different tax rates. Excluding the effect of restructuring charges the effective income tax rate was 40% for the first half of fiscal 2001 and 37% for fiscal 2000.

     We have available approximately $15.2 million in foreign-tax-credit carryforwards, of which $4.8 million will expire in 2003, $8.4 million will expire in 2004, $1.6 million will expire in 2005, and $.4 million will expire in 2006. We have a U.S. net operating loss carryforward (NOL) of approximately $288.0 million, of which $121.2 million will expire in 2018, $52.5 million will expire in 2019, and $69.0 million will expire in 2020, and $45.3 million will expire in 2021. Additionally, an R&D credit carryforward of approximately $10.1 million is available, of which $3.5 million will expire in 2019, $4.6 million will expire in 2020, and $2.0 million will expire in 2021.

     We received a benefit from the tax deductions for compensation in excess of compensation expense recognized for financial reporting purposes. Such credit arises from an increase in the market price of the stock under employee option agreements between the measurement date (generally the date of grant), and the date at which the compensation deduction for income tax purposes is determinable. Additional paid-in capital was increased by this tax benefit of $18.6 million and $6.0 million for the first half of fiscal year 2000 and 2001, respectively.

     We have net deferred tax assets of $146.7 million at April 30, 2001, which includes a valuation allowance of $9.7 million related to foreign tax credits. This valuation allowance was recorded because there is sufficient uncertainty as to whether the credits will be utilized prior to expiration. Also included in the deferred tax asset balance at April 30, 2001, are approximately $111.6 million in tax-effected NOLs. Approximately $83.4 million of the deferred tax asset related to NOLs was generated due to the benefit of dispositions from employee stock plans, which were recorded directly to stockholders equity in the accompanying consolidated balance sheets.

     Realization of the deferred tax asset associated with the NOLs is dependent upon generating sufficient taxable income to utilize the NOLs prior to their expiration. The minimum amount of taxable income required to realize the NOLs is $327.0 million. We believe that based on available evidence, both positive and negative, it is more likely than not that currently recorded deferred tax assets will be fully realized based on analysis of historical results, projections of future operating results, including the future benefits of last year's restructuring and improved operating margins, expected dispositions from employee stock plans, and an assessment of the market conditions that have and are expected to affect us in the future. The carryforward periods on the NOLs and tax credit carryforwards were also considered.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2001, our principal sources of liquidity consisted of $190.9 million of cash and cash equivalents, $94.6 million of short- and long-term investments, and a $100.0 million unsecured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of April 30, 2001, $25.5 million in cash and cash equivalents, $2.2 million in short-term marketable securities and other investments, and $20.3 million in long-term investments in marketable securities were restricted for collateral in accordance with our forward contract agreements for purchase of our common stock. As of April 30, 2001, we had working capital of $141.7 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $190.3 million are included in determining this amount. The short-term deferred revenue primarily represents annual maintenance payments billed to customers and recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $331.9 million; including long-term investments, and excluding short-term deferred revenue and customer deposits, would result in working capital of $410.2 million.

     We held short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) that had a fair value at April 30, 2001, of $87.4 million and a gross unrealized gain of $956,000. At April 30, 2001, our investments in the equity securities of certain publicly traded or privately held technology companies had an aggregate fair value of $7.2 million, and the gross unrealized loss was $2.9 million. A portion of one of the investments is subject to a lock-up provision, which expires in January 2002. We may invest in other companies in the future. Investments in technology enterprises, and companies with recent initial public offerings in particular, are highly volatile. Our future results of operations could be adversely affected should the values of these investments decline below the amounts invested by us. As a result of the highly volatile stock market, we cannot give assurance that any unrealized gains related to these investments will be realized or that possible future investments that we may make will be profitable.

     We calculate accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of deferred revenue is not included in the computation. Calculated as such, DSO remained unchanged at 106 days as of April 30, 2001 compared to April 30, 2000. International collections experienced a slowdown for maintenance contracts due to the price increase that was effected early in fiscal 2001. In addition, during first quarter of fiscal 2001 we extended the due date for the calendar year maintenance billings by one month in order to allow customers more time to decide on new service options. Our DSO can fluctuate depending on a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results.

     We generated $16.2 million in cash from operating activities during the six-months ended April 30, 2001 compared to a use of $27.6 million during the same period last year. The increase in cash generated from operations was primarily due to collections of accounts receivables and fewer contractual prepayments in the first six months of fiscal year 2001 compared to the same period last year. Additionally, the decrease in other assets for the first six months of fiscal 2001 is primarily a result of non-cash write-offs associated with the exit of two reseller arrangements and a note receivable related to the sale of a product line.

     We used $32.5 million in cash from investing and financing activities during the six-months ended April 30, 2001 compared to generating $32.0 million during the same period last year. The decrease from April 30, 2000 was primarily attributable to the repurchase of common stock during fiscal 2001 of $30.1 million under our forward equity contracts, decreased proceeds from the sales or maturities of our investments in marketable securities, and our investment in capitalized software development. Additionally, cash from financing activities was reduced by $25.5 million in cash and cash equivalents that were designated as restricted at April 30, 2001 in accordance with an agreement related to our forward equity contracts. In future periods, we expect to invest a portion of our cash and investments to repurchase the remaining shares of our common stock under the forward equity contracts.

     We have a stock repurchase plan which was designed to partially offset the effects of share issuances under the stock option plans and Employee Stock Purchase Plan (ESPP). In August 1999, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock under this plan. The actual number of shares that are purchased and the timing of the purchases are based on several factors, including the level of stock issuances under the stock plans, the price of our stock, general market conditions, and other factors. The stock repurchases may be effected at our discretion through forward purchases, put and call transactions, or open market purchases.

     During fiscal 2000, we entered into forward contracts for the purchase of
5.2 million common shares in accordance with the share repurchase plan, and we settled contracts for the purchase of 2.5 million shares for a total of $90.5 million in cash. In March 2001, we executed a full physical settlement of contracts to purchase 700,000 of our shares for $21.7 million, of which $14.8 million was settled in cash. Upon settlement, the repurchased shares were sold to a different counter-party with whom we simultaneously entered into a forward contract to repurchase the shares in March 2002. At April 30, 2001, the redemption price was $9.94 per share and the aggregate redemption cost was $6.9 million. In June 2001, we executed a full physical settlement of contracts to purchase 811,000 of our shares for $26.2 million, of which $16.3 million was settled in cash. Upon settlement, the repurchased shares were sold to the counter-party with whom we simultaneously entered into a forward contract to repurchase the shares in June 2002, at a current redemption price of $12.30 per share and a current aggregate redemption cost of $10.0 million. In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-12, "The Application of EITF Issue No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Forward Equity Sales Transactions," the forward purchase commitment for the purchase of the shares under the contracts entered into during fiscal 2001 will be included in temporary equity with a corresponding decrease in additional paid-in capital and will be accreted to the redemption value over the twelve-month life of the forward contract. The accretion amount will reduce net income (or increase a net loss) allocable to common stockholders and related per share amounts for each period until settlement occurs. For the second quarter and first six months of fiscal 2001, the accreted amount of interest was negligible and did not materially impact the net loss allocable to common stockholders or the related per share amounts.

     The counter-party has the right to require early settlement of the forward contracts based on the market price of our common stock as stipulated in the contracts. A common stock price ranging from $7.50 to $10.00 per share may require us to settle these contracts before they mature. In April 2001, we were required to settle one forward contract originally scheduled to expire in December 2001, representing 502,500 shares for $15.4 million, or $30.65 per share.

     The counter-party also has the right to require us to provide collateral on certain outstanding forward contracts based on the market price of our common stock as stipulated in the contracts. These contracts were entered into prior to the issuance of EITF Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' "(EITF 00-19), as discussed below. For certain outstanding forward contracts as of April 30, 2001, a decline in our common stock price below $13.00 per share for three consecutive days required us to provide such collateral to the counter-party. As of April 30, 2001, $48.0 million in cash, cash equivalents, and short- and long-term investments were designated as collateral and are presented as restricted on the accompanying consolidated balance sheet.

     At April 30, 2001, we held forward contracts requiring the future purchase of 2.2 million shares of common stock at an average redemption price of $29.56 per share. These forward purchase contracts require full physical settlement and the aggregate redemption cost of $62.0 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. As of April 30, 2001, all outstanding equity instruments were exercisable through their dates of expiration, which ranged from June 2001 to March 2002. As of April 30, 2001, approximately 1.3 million of the repurchased shares have been reissued to fund our ESPP and the discretionary 401(k) Plan contribution. At April 30, 2001, approximately 1.7 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for on the first-in, first-out method.

     We lease our corporate headquarters office buildings that were constructed on land we own. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. Our lease obligations are based on a return on the lessor's costs. We have elected to reduce the interest rate used to calculate lease expense by collateralizing a portion of the financing arrangements with investments consistent with our investment policy. We may withdraw the funds used as collateral at our sole discretion provided we are not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. During the first quarter of fiscal 2001, we reduced the total amount of investments designated as collateral. The reduction in total investments designated as collateral did not result in an increased lease obligation due to overall interest rate declines during the second quarter and first six months of fiscal 2001. At April 30, 2001, investments totaling $67.2 million were designated as collateral for these leases, compared to investments totaling $123.3 million designated as collateral at October 31, 2000. The lease agreement requires that we remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. At April 30, 2001, we were in compliance with the covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," during first quarter of fiscal 2001. SFAS 133, as amended, requires that we recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. Our adoption of SFAS No. 133, as amended, during the first quarter of fiscal 2001 did not have a material impact on our consolidated financial position, results or operations, or cash flows. Additionally, we do not currently anticipate that the adoption of SFAS No. 133, as amended, will have a future material impact on our consolidated financial position, results of operations, or cash flows.

     The SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until our fourth quarter of fiscal 2001. We anticipate that the adoption of SAB No. 101 will not have a material impact on our current licensing or revenue recognition practices.

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

     There is a potential for a downturn in general economic and market conditions. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. Recently concerns have increased throughout the technology industry regarding a continuing economic slowdown and negative growth predictions for the remainder of the calendar year 2001. Moreover, there is increasing uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions may affect the timing of orders from major customers and other factors affecting capital spending. Although we have a diverse client base, we have targeted a number of vertical markets. As a result, any economic downturns in general or in our targeted vertical markets would have a material adverse effect on our business, operating results, cash flows or financial condition.

     We effected a restructuring in the second quarter of fiscal 2001 with additional actions being taken in the third quarter of fiscal 2001. This restructuring involves, among other things, the reduction of our workforce in May 2001 by approximately 370 employee positions worldwide. Such a reduction could result in a temporary lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in a future quarter. In addition, prospects or customers may decide to delay or not to purchase our products due to the perceived uncertainty caused by the restructuring. There can be no assurances that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not be incurred again in the future. In addition, employees directly affected by the reduction may seek future employment with our business partners, customers, or even competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract, train, and retain highly skilled managerial, sales, and marketing personnel. We may have difficulty attracting skilled employees as a result of a perceived risk of future workforce reductions. Additionally, employment candidates may demand greater incentives in connection with employment with us. The Company may grant options or other stock-based awards to attract and retain personnel, which could dilute our stockholders. Further, the failure to attract, train, retain, and effectively manage employees could increase our costs, hurt our development and sales efforts, and cause a degradation in the quality of our customer service.

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

     - Potential fluctuation in revenue contribution from reselling partner products;

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

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During the second quarter and first six months of fiscal 2001, 34% and 35% of our total revenue was generated from international operations, respectively, and the net assets of our foreign operations totaled 2% of consolidated net assets as of April 30, 2001. We do not enter into foreign exchange contracts to hedge the exposure of currency revaluation in operating results. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2001 if the U.S. dollar strengthens relative to certain foreign currencies.

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

     We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of April 30, 2001, and our exposure from anticipated foreign revenue during the remainder of fiscal 2001 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At April 30, 2001, there was not a material charge in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2000. Based upon the results of these analyses, a 10% adverse change in foreign exchange rates from the April 30, 2001 rates would not result in a material impact to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2001.

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

     We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment and borrowing levels for fiscal 2001 to assess the impact of hypothetical changes in interest rates. At April 30, 2001, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2000. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the April 30, 2001 rates would not have a material adverse effect on the fair value of investments and would not materially impact our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2001.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the "Complaint") was filed on March 21, 2000. The Complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The Complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. At a hearing held on February 9, 2001 the Court denied a motion to dismiss previously filed by the Company and the individual defendants. The Court has set a discovery deadline for September 15, 2001. No trial date has been set.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders (the Annual Meeting) was held on March 6, 2001. At the Annual Meeting, stockholders voted on the following two matters: (1) the election of Class I directors for a term of three years, expiring in 2004; and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants. The stockholders elected management's nominees as Class I directors in an uncontested election and ratified the appointment of the independent accountants by the following votes:

     (1) Election of Class I directors for a term expiring in 2004:

                                             VOTES FOR    VOTES WITHHELD
                                             ---------    --------------
Gerald Harrison...........................  102,754,964      388,424
Delwin D. Hock............................  102,759,698      383,690

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

     Not applicable

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

Dated: June 13, 2001

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

Dated: June 13, 2001