Form 10-Q
period 2001-07-31
EDWARDS J D & CO
filed 2001-09-14
CIK 798757

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 7, 2001, there were 114,190,859 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              NO.
                                                                              ----
  PART I FINANCIAL INFORMATION (UNAUDITED)
    Item 1.    Consolidated Balance Sheets as of October 31, 2000 and July
               31, 2001....................................................     3
               Consolidated Statements of Operations for the Three and Nine
               Months Ended July 31, 2000 and 2001.........................     4
               Consolidated Statements of Cash Flows for the Nine Months
               Ended July 31, 2000 and 2001................................     5
               Notes to Consolidated Financial Statements..................     6
    Item 2...  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    17
    Item 3.    Quantitative and Qualitative Disclosure About Market Risk...    33

  PART II OTHER INFORMATION
    Item 1.    Legal Proceedings...........................................    35
    Item 2.    Changes in Securities and Use of Proceeds...................    35
    Item 3.    Defaults upon Senior Securities.............................    35
    Item 4.    Submission of Matters to a Vote of Security Holders.........    35
    Item 5.    Other Information...........................................    35
    Item 6.    Exhibits and Reports on Form 8-K............................    35

  SIGNATURES...............................................................    36

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              OCTOBER 31,    JULY 31,
                                                                 2000          2001
                                                              -----------   -----------
                                                                            (UNAUDITED)
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $180,674      $156,814
  Short-term marketable securities and other investments....     49,434        11,779
  Accounts receivable, net of allowance for doubtful
     accounts of $14,000 and $17,000 at October 31, 2000 and
     July 31, 2001, respectively............................    247,919       230,944
  Other current assets......................................     59,205        36,436
                                                               --------      --------
          Total current assets..............................    537,232       435,973
Long-term investments in marketable securities..............    107,458        65,114
Property and equipment, net.................................     83,677        74,319
Non-current portion of deferred income taxes................    122,537            --
Software costs, net.........................................     61,352        70,377
Other assets, net...........................................     38,785        28,741
                                                               --------      --------
                                                               $951,041      $674,524
                                                               ========      ========

LIABILITIES, COMMON SHARES SUBJECT TO REPURCHASE,
  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 59,591      $ 42,859
  Unearned revenue and customer deposits....................    135,445       174,125
  Accrued liabilities.......................................    184,542       140,465
                                                               --------      --------
          Total current liabilities.........................    379,578       357,449
Unearned revenue, net of current portion, and other.........     11,352         7,886
                                                               --------      --------
          Total liabilities.................................    390,930       365,335
Commitments and contingencies (Note 11)
Common shares subject to repurchase, at redemption amount...     89,113        25,899
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................         --            --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 112,034,460 issued and 110,086,555
     outstanding as of October 31, 2000; 114,181,575 issued
     and 112,894,312 outstanding as of July 31, 2001........        112           114
  Additional paid-in capital................................    416,716       416,620
  Treasury stock, at cost; 1,947,905 shares and 1,287,263
     shares as of October 31, 2000 and July 31, 2001,
     respectively...........................................    (71,087)      (45,342)
  Deferred compensation.....................................        (88)          (39)
  Retained earnings (deficit)...............................    122,678       (75,069)
  Accumulated other comprehensive income (loss): unrealized
     gains (losses) on equity securities and foreign
     currency translation adjustments, net..................      2,667       (12,994)
                                                               --------      --------
          Total stockholders' equity........................    470,998       283,290
                                                               --------      --------
                                                               $951,041      $674,524
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         JULY 31,               JULY 31,
                                                   --------------------   --------------------
                                                     2000       2001        2000       2001
                                                   --------   ---------   --------   ---------
Revenue:
  License fees...................................  $116,675   $  50,005   $281,704   $ 194,996
  Services.......................................   144,441     154,200    442,167     443,556
                                                   --------   ---------   --------   ---------
          Total revenue..........................   261,116     204,205    723,871     638,552
Costs and expenses:
  Cost of license fees (including write-offs of
     third party product arrangements of $12,857
     for the three months ended and $20,661 for
     the nine months ended July 31, 2001)........    15,457      21,491     42,483      54,284
  Cost of services...............................    96,319      79,412    277,029     246,218
  Sales and marketing............................    94,222      78,437    267,257     224,664
  General and administrative.....................    25,319      21,229     73,471      68,702
  Research and development.......................    28,787      23,916     86,879      74,243
  Amortization of acquired software and other
     acquired intangibles........................     6,470       6,614     18,740      18,969
  Restructuring and other related charges........    30,113      21,737     30,113      24,226
                                                   --------   ---------   --------   ---------
          Total costs and expenses...............   296,687     252,836    795,972     711,306
Operating loss...................................   (35,571)    (48,631)   (72,101)    (72,754)
Other income (expense):
  Interest and dividend income...................     3,745       2,996     11,320      11,147
  Gains (losses) on equity investments and
     product line................................     1,018      (4,112)    24,582      (6,563)
  Interest expense, foreign currency gains
     (losses), and other, net....................    (1,177)       (754)       270      (1,783)
                                                   --------   ---------   --------   ---------
Loss before income taxes.........................   (31,985)    (50,501)   (35,929)    (69,953)
  (Benefit from) provision for income taxes,
     including valuation allowance...............    (9,382)    135,400    (10,841)    127,794
                                                   --------   ---------   --------   ---------
Net loss.........................................  $(22,603)  $(185,901)  $(25,088)  $(197,747)
                                                   ========   =========   ========   =========
Net loss per common share:
  Basic..........................................  $  (0.21)  $   (1.65)  $  (0.23)  $   (1.77)
                                                   ========   =========   ========   =========
  Diluted........................................  $  (0.21)  $   (1.65)  $  (0.23)  $   (1.77)
                                                   ========   =========   ========   =========
Shares used in computing per share amounts:
  Basic..........................................   110,024     112,353    109,145     111,712
  Diluted........................................   110,024     112,353    109,145     111,712

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                    JULY 31,
                                                              --------------------
                                                                2000       2001
                                                              --------   ---------
Operating activities:
Net loss....................................................  $(25,088)  $(197,747)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation..............................................    22,369      23,945
  Amortization of intangible assets and securities premiums
     or discounts...........................................    21,726      26,769
  (Gain) loss related to sale of a product line (Note 5)....    (5,686)      1,299
  (Gain) loss on investments on equity investments..........   (18,896)      4,688
  Write-off of software development costs and prepaid
     reseller royalties.....................................        --      19,067
  (Benefit from) provision for deferred income taxes,
     including valuation allowance..........................   (17,000)    122,547
  Other.....................................................     5,889       2,306
Changes in operating assets and liabilities:
  Accounts receivable, net..................................   (23,312)     16,675
  Other assets..............................................   (40,688)      5,095
  Accounts payable..........................................    (4,535)    (16,480)
  Unearned revenue and customer deposits....................    27,749      37,279
  Accrued liabilities.......................................    26,128     (38,466)
                                                              --------   ---------
          Net cash (used in) provided by operating
            activities......................................   (31,344)      6,977
Investing activities:
  Purchase of marketable securities and other investments...   (73,104)    (17,361)
  Proceeds from sales or maturities of investments in
     marketable securities..................................   205,627      78,749
  Purchase of property and equipment and other, net.........   (27,753)    (18,237)
  Payment for purchase of acquired company, net of cash
     acquired...............................................   (10,151)         --
  Capitalized software costs................................   (17,144)    (31,952)
                                                              --------   ---------
          Net cash provided by investing activities.........    77,475      11,199
Financing activities:
  Proceeds from issuance of common stock....................    39,980      25,882
  Settlement of common stock repurchase contracts...........   (84,104)    (67,296)
  Restricted cash and cash equivalents......................        --     (25,476)
  Release of restriction on cash and cash equivalents.......        --      25,476
                                                              --------   ---------
          Net cash used in financing activities.............   (41,124)    (41,414)
Effect of exchange rate changes on cash.....................    (3,075)       (622)
                                                              --------   ---------
Net decrease in cash and cash equivalents...................    (1,068)    (23,860)
Cash and cash equivalents at beginning of period............   113,341     180,674
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $112,273   $ 156,814
                                                              ========   =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Income taxes paid.........................................  $  3,671   $   8,079
  Retirement savings plan contribution funded with common
     stock..................................................     2,782       3,697

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of J.D. Edwards & Company (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation. The results for the three- and nine-month periods ended July 31, 2001 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

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

(2)  EARNINGS PER COMMON SHARE

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain equity instruments. Diluted loss per share for the three-and nine-month periods ended July 31, 2000 and 2001 exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The weighted-average outstanding shares for the periods presented are reflected net of treasury shares, if any. Using the treasury stock method, the weighted-average common stock equivalents for the three and nine-month period ended July 31, 2000 were 3.0 million shares and 5.4 million shares, respectively, and 1.5 million shares and 2.2 million shares for the three and nine-month period ended July 31, 2001, respectively. All shares owned by the J.D. Edwards & Company Retirement Savings Plan were included in the weighted-average common shares outstanding for all periods presented.

                             J.D. EDWARDS & COMPANY

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 JULY 31,               JULY 31,
                                           --------------------   --------------------
                                             2000       2001        2000       2001
                                           --------   ---------   --------   ---------
Numerator:
  Net loss...............................  $(22,603)  $(185,901)  $(25,088)  $(197,747)
                                           ========   =========   ========   =========
Denominator:
  Basic loss per
     share -- weighted-average shares
     outstanding.........................   110,024     112,353    109,145     111,712
                                           ========   =========   ========   =========
  Diluted net loss per share -- adjusted
     weighted-average shares outstanding,
     assuming conversion of common stock
     equivalents (if dilutive)...........   110,024     112,353    109,145     111,712
                                           ========   =========   ========   =========
Basic net loss per share.................  $  (0.21)  $   (1.65)  $  (0.23)  $   (1.77)
                                           ========   =========   ========   =========
Diluted net loss per share...............  $  (0.21)  $   (1.65)  $  (0.23)  $   (1.77)
                                           ========   =========   ========   =========

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

     During fiscal 2000, the Company entered into forward contracts for the purchase of approximately 5.2 million common shares in accordance with the share repurchase plan, and the Company settled contracts for the purchase of approximately 2.5 million shares for a total of $90.5 million in cash. During the first nine months of fiscal 2001, the Company executed a full physical settlement of contracts to purchase approximately 2.2 million of its shares for $77.5 million, of which $51.9 million was settled in cash. Upon settlement, the repurchased shares were sold to a counter-party with whom the Company simultaneously entered into forward contracts to repurchase the shares with dates of expiration ranging from December 2001 to June 2002. Additionally, during fiscal 2001, the Company settled one forward contract, originally scheduled to expire in December 2001, representing 502,500 shares for $15.4 million, or $30.65 per share.

     At July 31, 2001, the Company held forward contracts requiring the future purchase of approximately 2.2 million shares of common stock at an average redemption price of $11.88 per share. These forward purchase contracts require full physical settlement and the aggregate redemption cost of $25.9 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. As of July 31, 2001, approximately 1.2 million of the repurchased shares have been reissued to fund the Company's ESPP and the discretionary 401(k) Plan contribution, and approximately 1.3 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for on the first-in, first-out method. The counter-party has the right to require early settlement of the forward contracts if the market price of the Company's common stock declines to $7.50 per share.

                             J.D. EDWARDS & COMPANY

     In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-12, "The Application of EITF Issue No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," to Forward Equity Sales Transactions," the forward purchase commitment for the purchase of the shares under the contracts entered into during fiscal 2001 are included in temporary equity with a corresponding decrease in additional paid-in capital and will be accreted to the redemption value over the twelve-month life of the forward contract. The accretion amount reduces net income (or increases a net loss) allocable to common stockholders and related per share amounts for each period until settlement occurs. For the third quarter and first nine months of fiscal 2001, the accreted amount of interest did not materially impact the net loss allocable to common stockholders or the related per share amounts.

     In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). Under EITF 00-7, equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value and any gains or losses are recognized through earnings. The EITF reached a consensus on EITF 00-19 in September 2000 that addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts could be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus were grandfathered until June 30, 2001, with cumulative catch-up adjustment to be recorded at that time if still outstanding. All outstanding contracts at July 31, 2001 are in accordance with the requirements of EITF 00-19 for equity instrument accounting.

     Other Balance Sheet Components. The components of certain balance sheet line items with significant fluctuation from October 31, 2001 are as follows (in thousands):

                                                              OCTOBER 31,   JULY 31,
                                                                 2000         2001
                                                              -----------   --------
Unearned revenue and customer deposits......................   $135,445     $174,125
Accrued liabilities.........................................    184,512      140,465

     Unearned revenue and customer deposits consist primarily of annual maintenance renewals that are recorded as unearned revenue when billed and amortized over the contract period. Accrued liabilities consist primarily of accrued compensation, accrued income taxes, restructuring accruals, and other accrued costs.

(4)  INVESTMENTS IN MARKETABLE SECURITIES

     The Company's investment portfolio consists of investments classified as cash equivalents, short-term investments, and long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are generally carried at cost, which approximates fair value. Short- and long-term investments consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. The Company's investment portfolio was classified as available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at July 31, 2001, all investments in marketable securities were carried at fair value as determined by their quoted market prices and included as appropriate in either short- or long-term investments on the accompanying consolidated balance sheet. All unrealized gains and all losses believed to be temporary were included, net of tax, in stockholders' equity as a component of accumulated other comprehensive income.

     The Company's short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) had a fair value at July 31, 2001 of $73.2 million and a gross

                             J.D. EDWARDS & COMPANY
unrealized gain of $1.6 million. The Company's investments in the equity securities of certain publicly traded or privately held technology companies are classified as available-for-sale and are included at fair value in short-term marketable securities and other investments on the accompanying consolidated balance sheets. During the third quarter and first nine months of fiscal 2000, the Company sold a portion of its investment in one of the technology companies resulting in realized gains of $1.0 million and $18.9 million, respectively, which are presented in the accompanying consolidated statement of operations in other income or expense. During the third quarter and first nine months of fiscal 2001, the Company recorded losses of $4.1 million and $4.7 million, respectively, on certain equity investments for the portion of the decline in market value that was deemed to be other than temporary. The losses are presented in the accompanying consolidated statement of operations in other income or expense. At July 31, 2001, the remaining aggregate fair value of the equity securities in certain publicly traded or privately held technology companies was $3.7 million. A portion of one of the equity securities is subject to a lock-up provision, which expires in January 2002.

(5)  SALE OF PRODUCT LINE

     In January 2000, the Company sold its home building software product line through an asset sale to a privately held provider of e-business, technology, and project management systems. The buyer acquired all of the rights to the J.D. Edwards homebuilder software, including its source code, contracts, contractual rights, license agreements, maintenance agreements, and customer lists. The Company received $6.5 million in a combination of cash and a promissory note secured by the software code and the customer base. The Company allocated the total proceeds to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income during the first quarter of fiscal 2000. The secured promissory note obligation was not collected when due; therefore, during the second quarter of fiscal 2001 the Company recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the collateral. As of July 31, 2001, the fair value of the collateral was included in software costs, net, in the accompanying consolidated balance sheets. The loss is reflected in the accompanying consolidated statement of operations in other income or expense for the nine months ended July 31, 2001.

(6)  INCOME TAXES

     During the third quarter of fiscal 2001, the Company provided a non-cash valuation allowance to fully offset the net deferred tax asset at July 31, 2001. Management considered a number of factors, including the Company's cumulative operating losses in fiscal 1999, 2000, and the first three quarters of fiscal 2001. Based upon the weight of positive and negative evidence regarding the recoverability of deferred tax assets, the Company concluded that a valuation allowance was required to fully offset the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. Included in the deferred tax asset balance at July 31, 2001, are approximately $128.0 million in tax-effected net operating losses (NOLs). Approximately $84.4 million of the deferred tax asset related to NOLs generated from the benefit from employee stock plans. Realization of the deferred tax asset associated with the NOLs is dependent upon generating sufficient taxable income to utilize the NOLs prior to their expiration. The Company has a U.S. NOL of approximately $333.4 million, of which $121.2 million will expire in 2018, $52.5 million will expire in 2019, and $69.0 million will expire in 2020, and $90.7 million will expire in 2021. The Company has available approximately $15.4 million in foreign-tax-credit carryforwards, of which $4.8 million will expire in 2003, $8.4 million will expire in 2004, $1.6 million will expire in 2005, and $600,000 will expire in 2006. Additionally, an R&D credit carryforward of approximately $11.1 million is available, of which $3.5 million will expire in 2019, $4.6 million will expire in 2020, and $3.0 million will expire in 2021. The Company's effective income tax rate was a negative 182.69% for the nine-month period ended July 31, 2001 and 30.17% for the nine-month period ended July 31, 2000. This change is primarily due to providing a valuation allowance against the deferred tax asset in the third quarter of fiscal 2001.

                             J.D. EDWARDS & COMPANY

(7)  RESTRUCTURINGS AND OTHER CHARGES

  Fiscal 2001 Restructuring

     Overview. During the second and third quarters of fiscal 2001, the Company's Board of Directors approved a two-phased strategic global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by the Company's operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and the closure or consolidation of some operating facilities. The fiscal 2001 restructuring plan consists of two phases (Phase I and Phase II), initiated during the second and third quarters of fiscal 2001. The Company expects that the remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame.

     Employee severance and termination costs. The Company paid termination salaries, benefits, outplacement, and other related costs to employees terminated in the second and third quarters of fiscal 2001. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. The Company decreased its workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II across administrative, professional, and management positions and various functions of the Company's business. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001 and all employee terminations as part of Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date) as part of the fiscal 2001 restructuring plan. Salary and benefits earned during the transition period were not included in the restructuring charge and severance packages were provided to the 398 terminated employees.

     The following table summarizes the number of employee positions eliminated in accordance with the fiscal 2001 restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
United States(1).......................  265
Asia Pacific...........................   39
EMEA Asia Pacific......................   56
Canada and Latin America(1)............   38
                                         ---
Total..................................  398
                                         ---

FUNCTION:
Sales and marketing(2).................  150
Consulting and information
  technology(2)........................  110
Research and development...............   24
Education services(2)..................   16
Finance, human resources, legal, and
  other general and administrative.....   49
Customer support and product
  delivery.............................   49
                                         ---
Total..................................  398
                                         ===

---------------

(1) Phase I eliminated 18 employee positions in the United States and 16 employee positions in Canada and Latin America.

(2) Phase I eliminated 25 employee positions in sales and marketing, 8 in consulting and information technology, and 1 in education services.

     Operating lease buyouts. In accordance with the fiscal 2001 restructuring plan, operating lease buyouts and related costs are the actual or estimated costs associated with the early termination of leases for personal computer equipment and equipment in training facilities or technology labs that were no longer necessary for operations due to the reduced workforce and the closure or consolidation of those training facilities or technology labs.

                             J.D. EDWARDS & COMPANY

     Office closures. In addition to the decrease in employee positions, Phase II of the fiscal 2001 restructuring plan provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the fiscal 2001 restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado and regional offices in the U.S., Europe, and the Asia Pacific region. All office consolidations and closures are expected to be completed no later than April 2002.

     Asset disposal losses and other costs. During the third quarter of fiscal 2001, the Company wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the quarter ended July 31, 2001.

     Fiscal 2001 restructuring costs. The following table summarizes the components of the Phase I and Phase II restructuring charge, the payments made during the periods presented, and the remaining accrual as of July 31, 2001, by geographic region:

SUMMARY OF FISCAL 2001 RESTRUCTURING CHARGE AND PAYMENTS (IN THOUSANDS):

                                    EMPLOYEE                                                                 TOTAL
                                   SEVERANCE &              OPERATING   RESTRUCTURING   ASSET DISPOSAL   RESTRUCTURING
                                   TERMINATION    OFFICE      LEASE         COSTS         LOSSES AND      AND RELATED
                                      COSTS      CLOSURES    BUYOUTS      SUBTOTAL       OTHER COSTS        CHARGES
                                   -----------   --------   ---------   -------------   --------------   -------------
PHASE I:
United States....................    $ 1,412     $    --     $   28        $ 1,440         $    --          $ 1,440
Canada and Latin America.........        694          --         22            716              --              716
                                     -------     -------     ------        -------         -------          -------
Consolidated Phase I charge,
  quarter-ended April 30, 2001...      2,106          --         50          2,156              --            2,156
Second quarter cash payments.....       (574)         --         --           (574)             --             (574)
                                     -------     -------     ------        -------         -------          -------
  Accrual balance, April 30,
     2001........................      1,532          --         50          1,582              --            1,582
Third quarter cash payments......     (1,031)         --         --         (1,031)             --           (1,031)
Third quarter adjustment.........       (280)         --         --           (280)             --             (280)
                                     -------     -------     ------        -------         -------          -------
  Accrual balance, July 31,
     2001........................    $   221     $    --     $   50        $   271         $    --          $   271
                                     =======     =======     ======        =======         =======          =======
PHASE II:
United States....................    $ 4,031     $ 8,755     $1,396        $14,182         $ 1,959          $16,141
EMEA.............................      1,848         997         71          2,916              49            2,965
Canada, Asia Pacific, and Latin
  America........................      1,416       1,144         20          2,580             331            2,911
                                     -------     -------     ------        -------         -------          -------
Consolidated Phase II charge,
  quarter-ended July 31, 2001....      7,295      10,896      1,487         19,678           2,339           22,017
Third quarter cash payments......     (6,349)       (552)      (296)        (7,197)             --           (7,197)
Third quarter asset disposals....         --          --         --             --          (2,339)          (2,339)
                                     -------     -------     ------        -------         -------          -------
  Accrual balance, July 31,
     2001........................    $   946     $10,344     $1,191        $12,481         $    --          $12,481
                                     =======     =======     ======        =======         =======          =======
PHASE I AND PHASE II COMBINED:
Accrual balance, July 31, 2001...    $ 1,167     $10,344     $1,241        $12,752         $    --          $12,752
                                     =======     =======     ======        =======         =======          =======

                             J.D. EDWARDS & COMPANY

     Phase I adjustments. The Company recorded adjustments to reduce the Phase I restructuring provision by $280,000 in the third quarter of fiscal 2001. The majority of the adjustment relates to reduced obligations surrounding employee severance and termination costs.

     Phase I exit from certain reseller agreements. The Company reviewed its business alliances during the second quarter of fiscal 2001. As a result of this review, the Company decided to exit certain reseller arrangements for which prepaid royalty balances existed. The Company wrote off $7.8 million in prepaid royalties associated with these reseller agreements during the second quarter of fiscal 2001 and the charge is included in cost of license fees in the accompanying consolidated statement of operations.

     Phase II exit from certain third party arrangements. As a result of the Company's continued review of its business alliances management decided to exit certain third party arrangements during the third quarter of fiscal 2001. The Company wrote off $5.0 million in prepaid reseller royalties as a result of a decision not to market a third-party application service provider e-procurement solution. Additionally, the Company wrote off $7.8 million of capitalized third party products resulting from a change in strategy related to a portion of the XPI product. These charges are included in cost of license fees in the accompanying consolidated statement of operations.

  Fiscal 2000 Restructuring

     Overview. During fiscal 2000, the Company's Board of Directors approved a global restructuring plan to reduce the Company's operating expenses and strengthen both its competitive and financial positions. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating 775 employee positions, reducing office space and related overhead expenses, and modifying the Company's approach for providing certain services for customers. Restructuring and related charges primarily consisted of severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs.

     The Company has completed all actions related to this restructuring as of April 30, 2001. An outstanding accrual of $3.6 million remained at July 31, 2001 primarily consisting of lease obligations for office and training facilities closed and consolidated which will be paid over the remaining lease terms and unsettled employee termination costs.

SUMMARY OF FISCAL 2000 RESTRUCTURING ACCRUAL ACTIVITY (IN THOUSANDS):

                                    EMPLOYEE                                                                 TOTAL
                                   SEVERANCE &              OPERATING   RESTRUCTURING   ASSET DISPOSAL   RESTRUCTURING
                                   TERMINATION    OFFICE      LEASE         COSTS         LOSSES AND      AND RELATED
                                     ACCRUAL     CLOSURES    BUYOUTS      SUBTOTAL       OTHER COSTS        CHARGES
                                   -----------   --------   ---------   -------------   --------------   -------------
Consolidated charge, July 31,
  2001...........................   $ 16,683     $12,667      $ 647       $ 29,997         $   116         $ 30,113
Fiscal 2000 cash payments........    (15,487)     (4,154)      (223)       (19,864)           (557)         (20,421)
Fiscal 2000 adjustments..........       (342)     (2,696)        --         (3,038)            941           (2,097)
                                    --------     -------      -----       --------         -------         --------
  Accrual balance, October 31,
     2000........................        854       5,817        424          7,095             500            7,595
Fiscal 2001 cash payments........       (485)     (2,145)      (237)        (2,867)           (382)          (3,249)
Fiscal 2001 asset disposals......         --          --         --             --          (1,078)          (1,078)
Fiscal 2001 adjustments..........       (134)       (335)      (187)          (656)            960              304
                                    --------     -------      -----       --------         -------         --------
  Accrual balance, July 31,
     2001........................   $    235     $ 3,337      $  --       $  3,572         $    --         $  3,572
                                    ========     =======      =====       ========         =======         ========

     Reductions in accrual amounts will continue to occur until all remaining obligations have been settled by 2007. The Company recorded adjustments to decrease the restructuring accrual by $656,000 during fiscal

                             J.D. EDWARDS & COMPANY

2001. The adjustments are primarily a result of the final amount of operating lease buyouts being effectively reduced from the original estimate and successful elimination of further rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced resulting from favorable negotiations and reduced obligations surrounding employee termination costs. Any cost true-ups subsequent to April 30, 2001 related to the fiscal 2000 restructuring will be recorded through normal operations with no impact to the restructuring charge.

(8)  COMPREHENSIVE INCOME

     Comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders' equity and have not impacted net loss. The following table summarizes the components of comprehensive income or loss as of the balance sheet dates indicated (in thousands):

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         JULY 31,               JULY 31,
                                                   --------------------   --------------------
                                                     2000       2001        2000       2001
                                                   --------   ---------   --------   ---------
Net loss.........................................  $(22,603)  $(185,901)  $(25,088)  $(197,747)
Change in unrealized gains (losses) on equity
  securities, net of tax.........................     3,485      (5,080)     9,134     (14,589)
Change in foreign currency translation losses....        29      (1,111)    (2,330)     (1,072)
                                                   --------   ---------   --------   ---------
          Total comprehensive income (loss),
            net..................................  $(19,089)  $(192,092)  $(18,284)  $(213,408)
                                                   ========   =========   ========   =========

(9)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," in the first quarter of fiscal 2001. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company uses hedging instruments to mitigate foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. Gains and losses from the mark to market adjustments on these contracts were included with foreign currency gains and losses on the transactions being hedged and were recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts were included in cash flows from operating activities in the consolidated statements of cash flows.

     At July 31, 2001, the Company had approximately $80.4 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income was a net foreign exchange transaction loss of $524,000 for the third quarter of fiscal 2000, a net gain of $238,000 for the first nine months of fiscal 2000, respectively, and net losses of $429,000 and $780,000 for the third quarter and first nine months of fiscal 2001, respectively.

(10)  SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to

                             J.D. EDWARDS & COMPANY
evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue for all periods presented. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          JULY 31,              JULY 30,
                                                     -------------------   -------------------
                                                       2000       2001       2000       2001
                                                     --------   --------   --------   --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
  United States....................................  $173,459   $121,318   $463,869   $403,099
  Europe, Middle East, and Africa..................    47,756     44,423    143,955    127,459
  Canada, Asia, and Latin America..................    39,901     38,464    116,047    107,994
                                                     --------   --------   --------   --------
  Consolidated.....................................  $261,116   $204,205   $723,871   $638,552
                                                     ========   ========   ========   ========
INCOME (LOSS) FROM OPERATIONS:
  United States....................................  $ (8,801)  $(24,772)  $(51,525)  $(50,065)
  Europe, Middle East, and Africa..................    10,675      9,200     20,406     26,312
  Canada, Asia, and Latin America..................      (862)     8,054      7,871     14,760
  Amortization of acquired intangibles.............    (6,470)    (6,614)   (18,740)   (18,969)
  Write-off of certain third party arrangements....        --    (12,762)        --    (20,566)
  Restructuring and other related charges..........   (30,113)   (21,737)   (30,113)   (24,226)
                                                     --------   --------   --------   --------
  Consolidated.....................................  $(35,571)  $(48,631)  $(72,101)  $(72,754)
                                                     ========   ========   ========   ========

(11)  COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its corporate headquarters office buildings that were constructed on Company-owned land. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. The Company's lease obligations are based on a return on the lessor's costs. Management has elected to reduce the interest rate used to calculate lease expense by collateralizing a portion of the financing arrangements with investments consistent with the Company's investment policy. The Company may withdraw the funds used as collateral at its sole discretion provided it is not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. In the first quarter of fiscal 2001, the total investments designated as collateral were reduced. The reduction in total investments designated as collateral did not result in an increased lease obligation due to overall interest rate declines during the first nine months of fiscal 2001. At July 31, 2001, investments totaling $67.2 million were designated as collateral for these leases compared to $123.3 million of total investments designated as collateral at October 31, 2000. The lease agreement requires that the Company remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. At July 31, 2001, the Company was in compliance with these covenants and representations and warranties. The Company is currently assessing its compliance with certain financial covenants for the fourth quarter of fiscal 2001 and for the full fiscal year 2001. The Company is currently discussing this matter with the syndication of banks. Should management determine that a covenant violation is probable for

                             J.D. EDWARDS & COMPANY
the fourth quarter of fiscal 2001 or for the full fiscal year 2001, management will pursue securing waivers, amending existing contracts, or consider other financing alternatives. The Company is currently unable to determine the outcome of any remedy or refinancing measures.

     Litigation. On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the Complaint) was filed on March 21, 2000. The Complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The Complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. At a hearing held on February 9, 2001 the Court denied a motion to dismiss previously filed by the Company and the individual defendants. The Court extended the deadline for fact discovery to January 15, 2002 and the filing of dispositive motions to February 28, 2002. No trial date has been set.

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

(12)  LINE OF CREDIT

     In July 2001, the Company renewed its $100 million revolving line of credit with a syndication of banks that expires in July 2002. The line of credit is secured by the Company's eligible accounts receivable (as defined). The primary purpose of this line of credit is for general corporate use and provides the Company with increased financial flexibility. Advances under the line of credit require the Company's compliance with certain affirmative and negative covenants and representations and warranties. At July 31, 2001, the Company was in compliance with these covenants and representations and warranties and there were no borrowings outstanding.

(13)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board
(APB) Opinion No. 16, "Business Combinations." SFAS No. 141 requires that purchase method of accounting be used for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting used by the Company in previous business combinations.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17

                             J.D. EDWARDS & COMPANY

"Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.

     The Company will adopt SFAS No. 142 no later than November 1, 2002. When the Company adopts SFAS No. 142, this will result in the Company no longer amortizing existing goodwill. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if impairment exists until completion of such impairment tests.

     Additionally, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 no later than November 1, 2002. Management anticipates that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial statements.

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

(14)  SUBSEQUENT EVENTS

     During August 2001, the Company announced the execution of a definitive agreement to acquire YOUcentric, Inc. (YOUcentric) of Charlotte, North Carolina. YOUcentric is a privately -- held provider of Java-based customer relationship management (CRM) software, including applications for sales force automation, campaign management, contact center management, and partner relationship management. Under the terms of the agreement, the Company plans to acquire 100% of the outstanding capital stock of YOUcentric, valued at approximately $86.0 million. The proportions of Company common stock and cash to be paid as consideration will be determined at the time of closing. The acquisition is subject to the new acquisition accounting rules set forth in SFAS No. 141 and SFAS No. 142, discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS ABOUT J.D. EDWARDS' INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY J.D. EDWARDS' MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000 UNDER "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION' ON PAGES 18 THROUGH 28. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORT ON FORM 8-K.

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

     During fiscal 2001 we effected a revitalization plan that includes restructuring activities, which do not benefit future operations and resulted in restructuring charges in the second and third quarters of fiscal 2001. The plan also focuses on improving our organizational effectiveness and profitability detailed as follows:

     Our organizational effectiveness changes:

     - realigned and consolidated the field consulting and sales organizations;

     - appointed new sales and marketing leadership;

     - increased the management span of control by improved staffing ratios and reduced layers of management;

     - improved our internal procurement activities through strategic sourcing, and

     - reduced our workforce in the second and third quarters of 2001 by nearly 400 employees.

     Our plans to improve profitability:

     - continue to expand our focus on supply chain opportunities by taking steps to improve our sales force effectiveness both for software licensing and services;

     - leverage opportunities to increase our current customers' usage of our expanded solutions by focusing our effort in consulting, education, and customer service operations;

     - improve service revenue through maintenance price increases and expanded service options for customers;

     - capture a larger percentage of direct consulting services, and

     - put in place a more effective marketing programs.

     In addition, from a product standpoint we are taking steps to remain competitive in the future by continuing to build a leadership position in the collaborative commerce (c-commerce) market. We are focused on identifying specific industries and geographies where we can best compete and are assessing our current product and services fit for these markets. During August 2001, we announced the execution of a definitive agreement to acquire YOUcentric, Inc., (YOUcentric). YOUcentric is a privately held provider of Java-based customer relationship management (CRM) software, including applications for sales force automation, campaign management, contact center management, and partner relationship management. By adding YOUcentric's capabilities, we believe we will be in a position to deliver a single source comprehensive set of integrated collaborative applications that enable companies to electronically manage their business relationships from supply chain planning to customer services. We believe that these actions will position us for more profitable and sustainable growth as a result of increased focus on both the sales and services parts of our business, improved customer focus, reduced cost of sales and a more efficient and effective organization, and will help us to align our resources on profitable targeted industries and geographies. We are focused on continuing to improve revenue growth, organizational effectiveness, and profitability.

     Our financial results for the third quarter and first nine months of fiscal 2001 reflected increased operating losses of $48.6 million and $72.8 million, respectively, compared to $35.6 million and $72.1 million, respectively, for the same periods last year, This is primarily a result of a significant decline in license fee revenue during the third quarter of fiscal 2001 as compared to last year. Additionally, the operating loss for the third quarter and first nine months of fiscal 2001 included restructuring and related charges of $21.7 million and $24.2 million, respectively, and amortization of acquired intangibles of $6.6 million and $19.0 million, respectively. Operating expenses before amortization of acquired intangibles and restructuring charges declined to $224.5 million from $260.1 million for the third quarter of fiscal 2001 compared to the same period last year declined, respectively, and for the first nine months of fiscal 2001, declined to $668.1 million from $747.1 million compared to the same period last year, respectively. These declines were primarily due to our focus on organizational effectiveness which included a 16% company-wide decrease in headcount over the past year resulting in increased operating efficiencies and decreased expenses for the fiscal 2001 periods presented. The net loss for the third quarter and first nine months of fiscal 2001 was $185.9 million, or $1.65 per share, and $197.7 million, or $1.77 per share, respectively, compared to a net loss of $22.6 million, or $0.21 per share and $25.1 million, or $0.23 per share, for the same periods last year, respectively. This change is primarily due to a valuation allowance that was provided against our deferred tax asset in the third quarter of fiscal 2001. We have provided a valuation allowance to fully offset the net deferred tax asset at July 31, 2001. This non-cash valuation allowance was recorded due to the uncertainties surrounding the realization of the deferred tax asset resulting from our net losses in fiscal 1999, 2000, and the first three quarters of fiscal 2001.

     Based on current projections for fiscal 2001, we expect total revenue to decline significantly compared to fiscal 2000 results. While we have and are continuing to make organizational changes to position us to meet our long-term goals, we expect that these changes discussed above will have a negative effect on our short-term financial performance. Additionally, the maturity of the traditional enterprise resource planning market, challenges of emerging new markets, the slowdown in global economic conditions, strong competitive forces and potential negative effects from organizational and management changes could reduce revenue and reduce or eliminate improvements in operating margins. These uncertainties have made forward-looking projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth that will be achieved, if any, or of a return to net profitability or that our financial condition, results of operations, cash flows, and market price of our common stock will not continue to be adversely affected by the aforementioned factors.

     The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data) and percentage of dollar change for revenue and expenses:

                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                     JULY 31,                               JULY 31,
                              -----------------------                -----------------------
                              PERCENTAGE   PERCENTAGE   PERCENTAGE   PERCENTAGE   PERCENTAGE   PERCENTAGE
                               OF TOTAL     OF TOTAL    OF DOLLAR     OF TOTAL     OF TOTAL    OF DOLLAR
                               REVENUE      REVENUE       CHANGE      REVENUE      REVENUE       CHANGE
                                 2000         2001      2001/2000       2000         2001      2001/2000
                              ----------   ----------   ----------   ----------   ----------   ----------
Revenue:
  License fees..............     44.7%        24.5%       (57.1)%       38.9%        30.5%       (30.8)%
  Services..................     55.3         75.5          6.8         61.1         69.5          0.3
                                -----        -----                     -----        -----
          Total revenue.....    100.0        100.0        (21.8)       100.0        100.0        (11.8)
Costs and expenses:
  Cost of license fees
     (including write-offs
     of certain third party
     arrangements)..........      5.9         10.6        (39.0)         5.8          8.5        (27.8)
  Cost of services..........     36.9         38.9        (17.6)        38.3         38.6        (11.1)
  Sales and marketing.......     36.1         38.4        (16.8)        36.9         35.2        (15.9)
  General and
     administrative.........      9.7         10.4        (16.2)        10.1         10.8         (6.5)
  Research and
     development............     11.0         11.7        (16.9)        12.0         11.5        (14.5)
  Amortization of acquired
     software and other
     acquired intangibles...      1.4          3.2          2.2          2.6          3.0          1.2
  Restructuring and other
     related charges........     11.5         10.6         27.8          4.2          3.8         19.5
                                -----        -----                     -----        -----
          Total costs and
            expenses........    113.6        123.8        (14.8)       110.0        111.4        (10.6)
Operating loss..............    (13.6)       (23.8)          --        (10.0)       (11.4)          --
Other income, net...........      1.4         (0.9)          --          5.0          0.4           --
                                -----        -----                     -----        -----
Loss before income taxes....    (12.2)       (24.7)          --         (5.0)       (11.0)          --
(Benefit from) provision for
  income taxes..............     (3.5)        66.3           --         (1.5)        20.0           --
                                -----        -----                     -----        -----
Net loss....................     (8.7)%      (91.0)%         --         (3.5)%      (31.0)%         --
                                =====        =====                     =====        =====
Gross margin on license fee
  revenue (including
  write-offs of certain
  third party
  arrangements).............     86.8%        57.0%          --         84.9%        72.2%          --
Gross margin on license fee
  revenue (excluding
  write-offs of certain
  third party
  arrangements).............     86.8%        82.5%          --         84.9%        82.7%          --
Gross margin on service
  revenue...................     33.3%        48.5%          --         37.3%        44.5%          --

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

     Consulting and education services are not essential to the functionality of our software products, are separately priced, and are available from a number of suppliers. Revenue from these services is recorded separately from the license fees. We recognize license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenue from consulting and education services is recognized as services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. We do not require collateral for receivables and an allowance is maintained for potential losses.

     We seek to provide our customers with high-quality implementation and education services in an efficient and effective manner. In some cases where we do not provide the services directly, we subcontract such work through third-party implementation support partners. We recognize services revenue gross as the principal and the related cost of services revenue through these subcontract agreements. In addition, we have consulting alliance partnerships with a variety of service organizations, including leading consulting companies, to provide customers with both technology and application implementation support, offering expertise in business process reengineering and knowledge in diversified industries. These business partners contract directly with customers for the implementation of our software, and, under certain business partner agreements, we recognize net revenue from a referral fee received from the business partner and incur no related cost of services.

     Our total revenue decreased to $204.2 million and $638.6 million for the third quarter and first nine months of fiscal 2001, respectively, compared to $261.1 million and $723.9 million for the same periods last year, respectively. For the third quarter of fiscal 2001, the revenue mix between license fees and services was 24.5% and 75.5%, respectively, compared to 44.7% and 55.3%, respectively, for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, the revenue mix between license fees and services was 30.5% and 69.5%, respectively, compared to 38.9% and 61.1%, respectively, for the same period last year. We believe the decrease in total revenue was primarily a result of a continued general slowdown of the U.S. economy as well as decline in productivity within the sales organization caused by organizational and leadership changes.

     A portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the U.S. dollar positively affected our total revenue by less than 1% based on a comparison of foreign exchange rates in effect at the beginning of our fiscal year to actual rates for the third quarter and first nine months of fiscal 2001. Comparatively, changes in the value of major foreign currencies relative to the U.S. dollar negatively affected our total revenue by less than 3% for the third quarter and first nine months of fiscal 2000, based on a comparison of foreign exchange rates in effect at the beginning of fiscal 2000. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in foreign exchange rates may have a material adverse impact on our total revenue and results of operations.

     For the third quarter of fiscal 2001, the geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 59%, 22%, and 19% of total revenue, respectively. For the first nine months of fiscal 2001, the U.S., EMEA, and the rest of the world accounted for 63%, 20%, and 17% of total revenue, respectively. The geographic breakdown of total revenue for the third quarter of fiscal 2000 was 65%, 18%, and 17% for the U.S., EMEA, and the rest of the world, respectively, and 64%, 20%, and 16% for the U.S., EMEA, and the rest of the world, respectively, for the first nine months of fiscal 2000.

     We historically have experienced and expect to continue to experience a high degree of seasonality in our business operations which is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters. While other factors discussed above are impacting our current year results, we expect to continue experiencing seasonality to some extent in future periods. We believe that these seasonal factors are common in the software industry.

     License fees. License fee revenue declined 57.1% to $50.0 million for the third quarter of fiscal 2001 compared to $116.7 million for the third fiscal quarter of 2000, and declined 30.8% to $195.0 million for the first nine months of fiscal 2001 compared to $281.7 for the same period last year. This decrease is primarily a result of a continued downturn in general economic and market conditions causing decreased product demand coupled with decreased productivity resulting from organizational and leadership changes within the sales organization during the third quarter and first nine months of fiscal 2001. Additionally, revenue resulting from reseller arrangements for the third quarter and first nine months of fiscal 2001 has declined compared to the same periods last year. Transactions exceeding $1.0 million for the third quarter and first nine months of fiscal 2001 decreased compared to the same periods last year and the overall number of transactions declined considerably. During the third quarter of fiscal 2001, license transactions exceeding $1.0 million decreased to 9 transactions, representing $15.5 million or 31% of license fee revenue, compared to 22 transactions, representing $58.1 million or 50% of license fee revenue, last year. During the first nine months of fiscal 2001, license transactions exceeding $1.0 million decreased to 47 transactions, representing $86.7 million or 44% of license fee revenue, from 48 transactions, representing $125.6 million or 45%, for the same period last year. The total number of transactions for the third quarter of fiscal 2001 decreased 28% to 299 compared to 417 last year and declined 22% to 896 for the first nine months of fiscal 2001 compared to 1,146 for the same period last year. We increased our total number of customers by 7% compared to the end of the third quarter last year to over 6,290 at July 31, 2001. The percentage of license revenue from new customers was 65% and 60% for the third quarter and first nine months of fiscal 2001, compared to 55% and 47% for the same periods last year. The mix of revenue from new and existing customers varies from quarter to quarter, and future growth is dependent on our ability to both retain our installed base of customers while adding new customers. There can be no assurance that our license fee revenue, results of operations, cash flows, and financial condition will not be adversely affected in future periods as a result of continued downturns in global economic conditions or intensified competitive pressures.

     Services. Services revenue consists of fees generated by our personnel providing direct consulting, education, and software maintenance services to customers, fees generated through third parties for such services on a subcontracted arrangement, and referral fees from service providers who contract directly with customers. Services revenue for the third quarter of fiscal 2001 increased 6.8% to $154.2 million from $144.4 million for the third quarter of fiscal 2000, as a result of improved internal consultant utilization and realization as well as increased software maintenance revenue, offset in part, by a decline in education revenue. Services revenue for the first nine months of fiscal 2001 remained flat at $443.6 million compared to $442.2 million for the same period last year primarily due to lower professional services revenue from business partners for both sub-contract and referral work as a result of an effort towards obtaining more direct implementation work and increasing the utilization targets and staffing of direct personnel. The decline in education revenue for the third quarter and first nine months of fiscal 2001 is attributed to the consolidation or elimination of education classes due to less demand and transition from application to technical training, lower utilization during the holiday season and increased employee education time related to the OneWorld Xe release early in fiscal 2001. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, education, and maintenance revenue, as well as the mix of direct, subcontract, and referral arrangements from our business partners. In the remainder of fiscal 2001, we intend to improve utilization of our existing consulting and education staff and reallocate existing employees to direct revenue-generating consulting positions due to expected demand for services and our intention to increase the number of direct service engagements. We also intend to continue to pursue business partner relationships under both subcontract and referral arrangements, as appropriate, to best meet our objectives and our customers' needs.

     Maintenance revenue increased in the third quarter and first nine months of fiscal 2001 compared to the same periods last year, which offsets the declines in education revenue and year-to-date professional services revenue. The increase in maintenance is primarily a result of our growing installed base of customers, consistent maintenance renewal rates, and an increase in pricing for certain levels of maintenance effected in the first quarter of fiscal 2001. Throughout the remainder of fiscal 2001, maintenance revenue is expected to continue to rise due to the license fee growth in fiscal 2000, the effort towards achieving steady and balanced growth within the maintenance organization, and the maintenance pricing increases. Additionally, we are focusing on increasing and maintaining our installed base of customers and are currently offering new premium levels of support to our new and existing customers that are priced higher than standard customer support. There can be no assurance, however, that we will maintain consistent maintenance renewal rates in the future due to the increase in prices or that we will achieve maintenance revenue growth resulting from the premium level of customer support being offered.

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

     Total operating expenses. Our total expenses, excluding amortization of acquired software and other acquired intangibles and restructuring and other related charges, declined to $224.5 million for the third quarter of fiscal 2001 from $260.1 for the third quarter of fiscal 2000 and to $668.1 million for the first nine months of fiscal 2001 from $747.1 million for the first nine months of fiscal 2000. These significant decreases in operating expenses are due to the cost savings and organizational changes effected in our fiscal 2000 restructuring plan and the fiscal 2001 revitalization plan which includes the fiscal 2001 restructuring plan. There has been a 16% reduction in company-wide headcount as a result of the fiscal 2000 restructuring and the fiscal 2001 restructuring plans. These reductions have caused company-wide salary expense for the third quarter and first nine months of fiscal 2001 to decline 17% and 11%, compared to the same periods last year, respectively. Additionally, as part of the review of our business approach, the employee bonus plan was replaced by a profit sharing plan, and the excess charge associated with the former employee plan, as compared to the charge for the profit sharing plan, was reversed in the second quarter of fiscal 2001. This reversal, coupled with the headcount reduction, resulted in a decline in bonus expense for the third quarter and first nine months of fiscal 2001 of $5.9 million or 80% and $13.4 million or 71% compared to the same periods last year, respectively. Also of significance, travel and entertainment expenses declined across our organization for the third quarter and first nine months of fiscal 2001 by 35% and 31% compared to the same periods last year, respectively, due to our overall focus on cost savings.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal projects and contractual payments to third parties for source code and license fees), documentation, and software delivery expenses. The total dollar amount for the cost of license fees increased to $21.5 million and $54.3 million for third quarter and first nine months of fiscal 2001, respectively, from $15.5 million and

$42.5 million for the same periods last year, respectively. The increases are primarily due to the exit from certain third party agreements and related write-offs of $12.8 million and $20.6 million during the third quarter and first nine months of fiscal 2001, respectively. During the third quarter of fiscal 2001, we wrote off $5.0 million in prepaid reseller royalties as a result of a decision not to market a third-party application service provider e-procurement solution and, we wrote off $7.8 million of capitalized third party products resulting from a change in strategy related to a portion of our XPI product. These write-offs were partially offset by lower revenues and related royalties on other reseller agreements. Since 1998, we have had reseller and product-right relationships with organizations whose products enhance our solutions. This allows us to manage internal development resources, while at the same time offering our customers a broad spectrum of products and services. The terms of each third-party agreement vary; however, as we recognize license revenue under the reseller provisions in these agreements, a related royalty is charged to cost of license fees.

     We record amortization expense on our capitalized software on a straight-line basis (generally three years) to cost of license fees beginning once the product is generally available. During the first nine months of fiscal 2000, we recorded final amortization expense of $1.0 million related to costs capitalized on our initial release of OneWorld. For the third quarter and first nine months of fiscal 2001, capitalized software amortization was $3.6 million and $7.9 million, respectively. For the third quarter and first nine months of fiscal 2001, we capitalized software development costs in the amount of $7.4 million and $22.5 million for internal costs and $2.3 million and $6.5 million for payments for third-party costs and outsourced development, respectively. During the third quarter and first nine months of fiscal 2000 we capitalized internal costs in the amount of $3.0 million and $6.5 million, respectively, and third-party costs and outsourced development in the amount of $5.6 million and $10.7 million, respectively. The third-party costs and outsourced development are related to our agreements with several providers of business-to-business integration and process integration providers. These agreements represent an investment in these companies' industry expertise or products, which are embedded or currently being embedded into our World and OneWorld software for new functionality. We expect that additional costs for these and other development projects will be capitalized in future periods given our current product development plans.

     Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products subject to royalty payments. During the third quarter and first nine months of fiscal 2001, gross margin on license fee revenue decreased to 57.0% and 72.2%, respectively, from 86.8% and 84.9%, for the same periods last year, respectively. These declines were primarily as a result of the write-off of $12.8 million in the third quarter of fiscal 2001 and $7.8 million in the second quarter of fiscal 2001 associated with the exit of certain third party arrangements discussed above, and declines in license fee revenue for the periods presented. Excluding these write-offs, the gross margin for the third quarter and first nine months of fiscal 2001 was 82.5% and 82.7%, respectively, compared to 86.8% and 84.9% for the same periods last year.

     Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. Cost of services for the third quarter and first nine months of fiscal 2001 decreased to $79.4 million and $246.2 million, respectively, from $96.3 million and $277.0 million for the same periods last year, respectively. The decrease for the periods was due to in part a decline in business partner subcontracted professional services revenue and a result of our efforts to increase the utilization of internal resources and obtain more direct implementation work. Additionally, there was a decrease in education revenue and related costs attributable to the elimination and consolidation of several training facilities as part of the fiscal 2000 restructuring, Phase II of the fiscal 2001 restructuring, and consolidation of training classes. Additionally, a 7% decline in headcount resulting from the fiscal 2000 and fiscal 2001 restructurings contributed to decreased bonus, salary, and travel and entertainment expenses.

     The gross margin on services revenue for the third quarter and first nine months of fiscal 2001 improved to 48.5% and 44.5%, respectively, compared to 33.3% and 37.3% for the same periods last year, respectively. The increase is due to higher internal consultant utilization, increased maintenance revenue, and higher margins on education services. Generally, maintenance revenue produces a higher margin than professional services and education revenue. Gross margins on services revenue for the remainder of fiscal 2001 will depend on the mix of total services revenue, the impact of our maintenance price increase, the extent to which we are successful in increasing the utilization of our revenue-generating consulting employees and the number of direct service engagements, improving utilization of our existing consulting staff, and the extent to which we utilize our service partner relationships under either subcontract or referral arrangements.

     Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for the third quarter and first nine months of fiscal 2001 decreased to $78.4 million and $224.7 million, respectively, from $94.2 million and $267.3 million for the same periods last year, respectively. The decline is mainly due to an 8% decline in headcount since July 31, 2000, resulting primarily from the fiscal 2000 and fiscal 2001 restructurings that decreased salary, bonus, travel and entertainment expenses, together with closed or consolidated offices. Additionally, other office and office occupancy costs have also declined due to the reduced headcount and cost savings efforts compared to the same periods last year. The overall decrease was offset in part by an increase in advertising and promotion as we are focusing on improving and increasing our market presence through increased marketing initiatives and programs.

     General and administrative. General and administrative expense includes primarily personnel and related overhead costs for support and administrative functions. General and administrative expense for the third quarter and first nine months of fiscal 2001 decreased to $21.2 million and $68.7 million, respectively, from $25.3 million and $73.4 million for the same periods last year, respectively. The total dollar amount of expense declined mainly due to a 11% decline in headcount since July 31, 2000, resulting primarily from the fiscal 2000 and fiscal 2001 restructurings that decreased salary, bonus, and travel and entertainment expenses. The overall decrease was offset, in part, by increased costs in outside contract professional services associated with our revitalization plan efforts, compared to the same periods last year.

     Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, enhancements, upgrades, testing, quality assurance, documentation, and translation, net of any capitalized internal development costs. R&D expense for the third quarter and first nine months of fiscal 2001 decreased to $23.9 million and $74.2 million, respectively, compared to $28.8 million and $86.9 million for the same periods last year, respectively. The decrease in dollar amount was primarily due to the increased internal software development costs capitalized during the third quarter and first nine months of fiscal 2001. Including current period capitalized internal costs for development, R&D expenditures were $31.3 million and $96.7 million for the third quarter and first nine months of fiscal 2001, respectively, representing 15% of total revenue for both periods. Including current period capitalized internal costs for development, R&D expenditures were $31.8 million and $93.4 million for the third quarter and first nine months of fiscal 2000, respectively, representing 12% and 13% of total revenue for the same periods, respectively.

     During the quarter and first nine months ended July 31, 2001, we continued to devote development resources to major enhancements and new products associated with our OneWorld application suites, as well as the integration of our internally developed applications with third party applications. In addition to our internal R&D activities, we are outsourcing the development of software for a specialized industry, and we recently acquired source code rights for certain enterprise interface applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During the third quarter and first nine months of fiscal 2001, we capitalized $7.4 million and $22.5 million, respectively, associated with internal costs and $2.3 million and $6.5 million of third-party costs and outsourced development for the same periods, respectively. During the third quarter and first nine months of fiscal 2000, we capitalized $3.0 million and $6.5 million, respectively, associated with internal costs, and $5.6 million and $10.7 million, respectively, of third-party costs and outsourced development. During the third quarter of fiscal 2001 we wrote-off $7.8 million of capitalized third party products resulting from a change in strategy related to a portion of our XPI product.

     We anticipate that certain costs of some of these development projects will continue to be capitalized in the future; but total development expense will increase in subsequent periods due to planned development of new technologies, the addition of personnel, and increasing salaries resulting from competitive market pressures. We are continuing our ongoing internal product enhancements in e-business and other areas of new technology, as well as integration of such modules as advanced planning and scheduling, and e-procurement. In addition, with the announcement of the acquisition of YOUcentric in August 2001, we will be working on integrating these Java-based CRM software applications into our existing software. Certain of these projects utilize third-party development alliances.

     Amortization of acquired software and other intangibles. Total amortization related to software, in-place workforce, customer base, and goodwill resulting from our business acquisitions for the third quarter of fiscal 2001 was $3.3 million, $828,000, $1.4 million, and $1.1 million, respectively, and for the first nine months of fiscal 2001 was $9.0 million, $2.5 million, $4.2 million, and $3.3 million, respectively. Total amortization related to software, in-place workforce, customer base, and goodwill resulting from our business acquisitions for the third quarter of fiscal 2000 was $2.9 million, $867,000, $1.5 million, and $1.2 million, respectively, and for the first nine months of fiscal 2000 was $8.9 million, $2.3 million, $4.1 million, and $3.4 million, respectively. During the third quarter of fiscal 2001, acquired software related to our Premisys acquisition was fully amortized. Amortization of acquired intangibles resulting from the acquisition of our longstanding business partner serving Australia and New Zealand began in the second quarter of fiscal 2000.

     Fiscal 2001 restructuring and related charges and exit from certain third party arrangements. During the second and third quarters of fiscal 2001, our Board of Directors approved a two-phased strategic global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by our operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and to condense or close some operating facilities. The fiscal 2001 restructuring plan consists of two phases (Phase I and Phase II), initiated during the second and third quarters of fiscal 2001. We expect that the remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame.

     We incurred charges during the first nine months of fiscal 2001 for termination salaries, benefits, outplacement, and other related costs in the amount of $1.8 million for the employees terminated in the second quarter of fiscal 2001 as part of Phase I, and $7.3 million to the employees terminated in the third quarter by fiscal 2001 as part of Phase II. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. We decreased our workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II across administrative, professional, and management positions and various functions of our business. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001 and all employee terminations as part of Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide transitional services to us (generally 30 to 60 days from the termination date) as part of the fiscal 2001 restructuring plan. Salary and benefits earned during the transition period were not included in the restructuring charge and severance packages were provided to the 398 terminated employees.

     Operating lease buyouts and related costs in the amount of $1.5 million in Phase I and II are the actual or estimated costs associated with the early termination of leases for personal computer equipment and equipment in training facilities or technology labs that were no longer necessary for operations due to the reduced workforce and the closure or consolidation of those training facilities or technology labs in accordance with the fiscal 2001 restructuring plan.

     In addition to the decrease in employee positions, Phase II of the fiscal 2001 restructuring plan provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs in the amount of $10.9 million are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the fiscal 2001 restructuring plan. We closed or consolidated several offices worldwide, including offices in Denver, Colorado and regional offices in the U.S.,

Europe, and the Asia Pacific region. All office consolidations and closures are expected to be completed no later than April 2002.

     During the third quarter of fiscal 2001, we wrote off $2.3 million of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the quarter ended July 31, 2001.

     We recorded adjustments to reduce the Phase I restructuring provision by $280,000 in the third quarter of fiscal 2001. The majority of the adjustment relates to reduced obligations surrounding employee severance and termination costs.

     We reviewed our business alliances during the second quarter of fiscal 2001. As a result of this review, we decided to exit certain reseller arrangements for which prepaid royalty balances existed. We wrote off $7.8 million in prepaid royalties associated with these reseller agreements during the second quarter of fiscal 2001 and the charge is included in cost of license fees on the accompanying consolidated statement of operations. As a result of our continued review of our business approach and business alliances during the third quarter of fiscal 2001,we decided to exit certain other third party arrangements. We wrote off $5.0 million in prepaid reseller royalties as a result of a decision not to market a third-party application service provider e-procurement solution, and $7.8 million of capitalized third party products resulting from a change in strategy related to a portion of our XPI product. These charges are included in cost of license fees on the accompanying consolidated statement of operations.

     Based on current calculations, the organizational changes effected during the second and third quarter of fiscal 2001 are expected to result in annual savings across all functional areas of over $60.0 million, and we believe that these actions will position us for more profitable and sustainable growth. There can be no assurance of our future level of operating expenses or other factors that may impact future operating results.

     Fiscal 2000 restructuring and related charges. During fiscal 2000, the Board of Directors approved a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over several fiscal quarters, as our headcount and operating expenses grew at a faster rate than revenue. As discussed in prior periods, we also had incurred operating losses in certain geographic areas. We effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying our approach for providing certain services to our customers. Restructuring and related charges primarily consisted of severance-related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs.

     We completed all actions related to this restructuring as of April 30, 2001. The outstanding accrual of $3.6 million remaining at July 31, 2001 primarily consisted of lease obligations for office and training facilities closed or consolidated and will be paid over the remaining lease terms and unsettled employee termination costs. Reductions in accrual amounts will continue to occur until all remaining obligations have been settled by 2007. We recorded adjustments to decrease the restructuring accrual by $656,000 during fiscal 2001. The adjustments are primarily a result of the final amount of operating lease buyouts being effectively reduced from the original estimate and successful elimination of further rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced resulting from favorable negotiations and reduced obligations surrounding employee termination costs. Any cost true-ups subsequent to April 30, 2001 related to the fiscal 2000 restructuring will be recorded through normal operations with no impact to the restructuring charge.

     Other income (expense). Other income and expenses include interest and dividend income earned on cash, cash equivalents, investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. The decrease in other income and expense for the third quarter and first nine months of fiscal 2001 resulted primarily from one-time charges. During the third quarter and first nine months of fiscal 2001, a $4.1 million loss and $4.7 million loss, respectively, were recognized for the decline in value of marketable equity securities that were deemed to be other than temporary. Comparatively, during the third quarter and first nine months of fiscal 2000, other income included a $1.0 million gain and $18.9 million gain on the sale of marketable equity investments. We may invest in other companies in the future. Investments in technology enterprises, and companies with recent initial public offerings in particular, are highly volatile. Our future results of operations could be adversely affected should the values of these investments decline below the amounts invested by us. As a result of the highly volatile stock market, we cannot give assurance that any unrealized gains related to these investments will be realized or that possible future investments that we may make will be profitable. Additionally, our $5.9 million note receivable from a privately held company related to the sale of a product line was not collected when due during the second quarter of fiscal 2001. During the second quarter of fiscal 2001, we recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the collateral. During the first quarter of fiscal 2000, we allocated the total proceeds to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income. Included in other income was a net foreign exchange transaction losses of $429,000 and $780,000 for the third quarter and first nine months of fiscal 2001, respectively, and a net exchange loss of $524,000 for the third quarter of fiscal 2000, a net gain of $238,000 for the first nine months of fiscal 2000. The losses related primarily to the overall strengthening of the U.S. dollar against European currencies.

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

     Provision for (benefit from) income taxes. Our effective income tax rate was a negative 182.69% for the nine-month period ended July 31, 2001 and 30.17% for the nine-month period ended July 31, 2000. This change is primarily due to providing a valuation allowance against the deferred tax asset in the third quarter of fiscal 2001.

     During the third quarter of fiscal 2001, we provided a non-cash valuation allowance to fully offset the net deferred tax asset at July 31, 2001. We considered a number of factors, including our cumulative operating losses in fiscal 1999, 2000, and the first three quarters of fiscal 2001. Based upon the weight of positive and negative evidence regarding the recoverability of deferred tax assets, we concluded that a valuation allowance was required to fully offset the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. Included in the deferred tax asset balance at July 31, 2001, are approximately $128.0 million in tax-effected net operating losses (NOLs). Approximately $84.4 million of the deferred tax asset related to NOLs generated from the benefit from employee stock plans. Realization of the deferred tax asset associated with the NOLs is dependent upon generating sufficient taxable income to utilize the NOLs prior to their expiration. We have a U.S. NOL of approximately $333.4 million that will begin to expire in 2018. We have available approximately $15.4 million in foreign-tax-credit carryforwards which will begin to expire in 2003. Additionally, an R&D credit carryforward of approximately $11.1 million is available which will begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 2001, our principal sources of liquidity consisted of $156.8 million of cash and cash equivalents, $76.9 million of short- and long-term investments, and a $100.0 million secured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of July 31, 2001, we had working capital of $78.5 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $174.1 million are included in determining this amount. The short-term deferred revenue primarily represents annual maintenance payments billed to customers and recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $252.6 million; including long-term investments, and excluding short-term deferred revenue and customer deposits, would result in working capital of $317.8 million. Comparatively, as of July 31, 2000, we had working capital of 113.2 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $149.6 million are included in determining this amount. The short-term deferred revenue primarily represents annual maintenance payments billed to customers and recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $262.8 million; including long-term investments, and excluding short-term deferred revenue and customer deposits, would result in working capital of $424.8 million.

     We calculate accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of deferred revenue is not included in the computation. Calculated as such, DSO increased to 102 days as of July 31, 2001 from 89 days as of July 31, 2000. The increase in DSO is primarily due the decline in revenue for the third quarter of fiscal 2001 without a corresponding decrease in receivables. Our DSO can fluctuate depending on a number of factors, including the concentration of transactions that occur toward the end of each quarter and the variability of quarterly operating results.

     We generated $7.0 million in cash from operating activities during the nine-months ended July 31, 2001 compared to a use of $31.3 million during the same period last year. The increase in cash generated from operations was primarily due to fewer contractual prepayments in the first nine months of fiscal year 2001 compared to the same period last year and increased collections of domestic accounts receivables. Additionally, the decrease in other assets for the first nine months of fiscal 2001 is primarily a result of non-cash write-offs associated with the exit of certain third party arrangements and a note receivable related to the sale of a product line.

     Accrued liabilities decreased from October 31, 2000 by $44.1 million primarily as a result of increased commissions and incentive accruals resulting from increases in revenue at the end of fiscal 2000. We funded the Employee Retirement Savings Plan as of December 31, 2000 resulting in a large accrual as of October 31, 2000. The accrual balance at October 31, 2000 also included accrued royalties and amounts payable for purchased software, as well as restructuring accruals that have subsequently been paid. Additionally, the fiscal 2001 decrease is due to a bonus plan accrual reversal that occurred during the second quarter of fiscal 2001 as a result of a change in estimated bonus expenses caused by changes made to the bonus plan. The increase in unearned revenue and customer deposits from October 31, 2000 by $38.7 million is primarily due to annual maintenance renewals that are recorded as unearned revenue when billed and amortized over the contract period.

     We used $30.2 million in cash from investing and financing activities during the nine-months ended July 31, 2001 compared to generating $36.4 million during the same period last year. The decrease from July 31, 2000 was primarily attributable to decreased proceeds from the sales or maturities of our investments in marketable securities, additional investments in capitalized software development costs and a decline in the proceeds resulting from issuances of our common stock under stock options and employee stock plans. These uses were offset, in part, by decreased cash payments for the repurchase of common stock under our forward equity contracts during fiscal 2001. In future periods, we expect to invest a portion of our cash and investments to repurchase the remaining shares of our common stock under the forward equity contracts.

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

     During fiscal 2000, we entered into forward contracts for the purchase of approximately 5.2 million common shares in accordance with the share repurchase plan, and we settled contracts for the purchase of approximately 2.5 million shares for a total of $90.5 million in cash. During the first nine months of fiscal 2001, we executed a full physical settlement of contracts to purchase approximately 2.2 million of our shares for $77.5 million, of which $51.9 million was settled in cash. Upon settlement, the repurchased shares were sold to a counter-party with whom we simultaneously entered into forward contracts to repurchase the shares with dates of expiration ranging from December 2001 to June 2002. Additionally, during fiscal 2001, we settled one forward contract, originally scheduled to expire in December 2001, representing 502,500 shares for $15.4 million, or $30.65 per share.

     At July 31, 2001, we held forward contracts requiring the future purchase of approximately 2.2 million shares of common stock at an average redemption price of $11.88 per share. These forward purchase contracts require full physical settlement and the aggregate redemption cost of $25.9 million is included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. As of July 31, 2001, approximately 1.2 million of the repurchased shares have been reissued to fund our ESPP and the discretionary 401(k) Plan contribution, and approximately 1.3 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost and reissuances are accounted for on the first-in, first-out method. The counter-party has the right to require early settlement of the forward contracts if the market price of our common stock declines to $7.50 per share.

     In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-12, "The Application of EITF Issue No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Forward Equity Sales Transactions," the forward purchase commitment for the purchase of the shares under the contracts entered into during fiscal 2001 are included in temporary equity with a corresponding decrease in additional paid-in capital and will be accreted to the redemption value over the twelve-month life of the forward contract. The accretion amount reduces net income (or increases a net loss) allocable to common stockholders and related per share amounts for each period until settlement occurs. For the third quarter and first nine months of fiscal 2001, the accreted amount of interest did not materially impact the net loss allocable to common stockholders or the related per share amounts.

     We lease our corporate headquarters office buildings that were constructed on land we own. The lessor, a wholly owned subsidiary of a bank, and a syndication of banks collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. Our lease obligations are based on a return on the lessor's costs. We have elected to reduce the interest rate used to calculate lease expense by collateralizing a portion of the financing arrangements with investments consistent with our investment policy. We may withdraw the funds used as collateral at our sole discretion provided we are not in default under the lease agreement. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. During the first quarter of fiscal 2001, we reduced the total amount of investments designated as collateral. The reduction in total investments designated as collateral did not result in an increased lease obligation due to overall interest rate declines during the third quarter and first nine months of fiscal 2001. At July 31, 2001, investments totaling $67.2 million were designated as collateral for these leases, compared to investments totaling $123.3 million designated as collateral at October 31, 2000. The lease agreement requires that we remain in compliance with certain affirmative and negative covenants and representations and warranties, including certain defined financial covenants. There can be no assurance that a continued economic downturn coupled with decline in our revenues would not affect our ability to secure additional financing or raise additional funds to support working capital requirements, maintain existing financing arrangements, or for other purposes. Our ability to maintain compliance with certain affirmative and negative covenants contained in existing agreements, including certain defined financial covenants, could also be affected.

     At July 31, 2001, we were in compliance with our covenants and representations and warranties, including certain defined financial covenants. We are currently assessing our compliance with certain financial covenants for the fourth quarter of fiscal 2001 and for the full fiscal year 2001. We are currently discussing this matter with the syndication of banks. Should we determine that a covenant violation is probable for the fourth quarter of fiscal 2001 or for the full fiscal year 2001, we will pursue securing waivers, amending existing contracts, or consider other financing alternatives. There can be no assurance that we will be able to successfully secure waivers, amend existing contracts, or obtain alternate financing and we are currently unable to determine the outcome of any remedy or refinancing measures.

     We believe the cash and cash equivalents balance, short- and long-term investments, and funds generated from operations will be sufficient to meet cash needs for at least the next 12 months. We may use a portion of short- and long-term investments to make strategic investments in other companies, acquire businesses, products, or technologies that are complementary to our business, or settle equity contracts to acquire common stock in the future. There can be no assurance, however, that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board
(APB) Opinion No. 16, "Business Combinations." SFAS No. 141 requires that purchase method of accounting be used for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting we used in previous business combinations.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.

     We will adopt SFAS No. 142 no later than November 1, 2002. When we adopt SFAS No. 142, this will result in us no longer amortizing our existing goodwill. In addition, we will be required to measure goodwill for impairment as part of the transition provisions. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. We will not be able to determine if impairment exists until completion of such impairment tests.

     Additionally, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. We will adopt SFAS No. 143 no later than November 1, 2002. We anticipate that the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," during first quarter of fiscal 2001. SFAS No. 133, as amended, requires that we recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. Our adoption of SFAS No. 133, as amended, during the first quarter of fiscal 2001 did not have a material impact on our consolidated financial position, results or operations, or cash flows. Additionally, we do not currently anticipate that the adoption of SFAS No. 133, as amended, will have a future material impact on our consolidated financial position, results of operations, or cash flows.

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

     There is a potential for a continued downturn in general economic and market conditions, which may be worsened by recent terrorist attacks in the United States. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. Recently, concerns have increased throughout the technology industry regarding a continuing economic slowdown and negative growth forecasts for the remainder of the calendar year 2001. Moreover, there is increasing uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. Although we have a diverse client base, we have targeted a number of vertical markets, such as the manufacturing and distribution industries, which have been significantly impacted by the recent economic downturn. A continued economic downturn coupled with decline in our revenues could affect our ability to secure additional financing or raise additional funds to support working capital requirements, maintain existing financing arrangements, or for other purposes. Our ability to maintain compliance with certain affirmative and negative covenants contained in existing agreements, including certain defined financial covenants, could also be adversely affected. As a result, any economic downturns in general or in our targeted vertical markets, such as the manufacturing and distribution industries, would have a material adverse effect on our business, operating results, cash flows, or financial condition.

     At July 31, 2001, we were in compliance with our covenants and representations and warranties, including certain defined financial covenants. We are currently assessing our compliance with certain financial covenants for the fourth quarter of fiscal 2001 and for the full fiscal year 2001. We are currently discussing this matter with the syndication of banks. Should we determine that a covenant violation is probable for the fourth quarter of fiscal 2001 or for the full fiscal year 2001, we will pursue securing waivers, amending existing contracts, or consider other financing alternatives. There can be no assurance that we will be able to successfully secure waivers, amend existing contracts, or obtain alternate financing and we are currently unable to determine the outcome of any remedy or refinancing measures.

     We effected a restructuring in the second and third quarters of fiscal 2001. This restructuring involved, among other things, the reduction of our workforce in April and May 2001 by 398 employee positions worldwide. Such a reduction has in the past and could in the future result in a temporary lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn would affect our revenue in that quarter. In addition, prospects or customers may decide to delay or not to purchase our products due to the perceived uncertainty caused by the restructuring. There can be no assurances that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not be incurred again in the future. In addition, employees directly affected by the reduction may seek future employment with our business partners, customers, or even competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract, train, and retain highly skilled managerial, sales, and marketing personnel. We may have difficulty attracting skilled employees as a result of a perceived risk of future workforce reductions. Additionally, employment candidates may demand greater incentives in connection with employment with us. We may grant options or other stock-based awards to attract and retain personnel, which could dilute our stockholders. Further, the failure to attract, train, retain, and effectively manage employees could increase our costs, hurt our development and sales efforts, and cause a degradation in the quality of our customer service.

     During August 2001, we announced the execution of a definitive agreement to acquire YOUcentric, Inc. (YOUcentric). The success of this and future acquisitions depends primarily on our ability to:

     - Integrate the acquired business with our existing products and services;

     - Retain, motivate, and integrate acquired personnel, and

     - Integrate multiple information systems, operations, and facilities.

     In addition, we may make future acquisitions or enter into other agreements but there can be no assurance that such will be successful. We may acquire additional businesses, products, and technologies, or enter into joint venture arrangements, that could complement or expand our business. Our negotiations of potential acquisitions or joint ventures, and our integration of acquired businesses, products, or technologies, could divert our time and resources from management of our core business. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, or write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to successfully integrate any acquired business, product, or technology with our existing operations or train, retain, and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product, or technology, or train, retain, and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition. Our failure to successfully integrate operations and products as a result of our acquisitions could seriously harm our business, operating results, cash flows, and financial condition.

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

     - Our new management team and organizational changes;

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

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During the third quarter and first nine months of fiscal 2001, 41% and 37% of our total revenue was generated from international operations, respectively, and the net liabilities of our foreign operations totaled 1% of consolidated net assets as of July 31, 2001. We do not enter into foreign exchange contracts to hedge the exposure of currency revaluation in operating results. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2001 if the U.S. dollar strengthens relative to certain foreign currencies.

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

     We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of July 31, 2001, and our exposure from anticipated foreign revenue during the remainder of fiscal 2001 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At July 31, 2001, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from the Company's quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2000. Based upon the results of these analyses, a 10% adverse change in foreign exchange rates from the July 31, 2001 rates would not result in a material impact to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2001.

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

     We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment and borrowing levels for fiscal 2001 to assess the impact of hypothetical changes in interest rates. At July 31, 2001, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2000. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the July 31, 2001 rates would not have a material adverse effect on the fair value of investments and would not materially impact our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2001.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the Complaint) was filed on March 21, 2000. The Complaint purports to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998 and December 3, 1998. The Complaint alleges that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff seeks to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period. At a hearing held on February 9, 2001 the Court denied a motion to dismiss previously filed by the Company and the individual defendants. The Court extended the deadline for fact discovery to January 15, 2002 and the filing of dispositive motions to February 28, 2002. No trial date has been set.

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

     Not applicable

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

Dated: September 14, 2001

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

Dated: September 14, 2001