Form 10-K
period 2001-10-31
EDWARDS J D & CO
filed 2002-01-29
CIK 798757

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 24, 2002, there were 119,114,682 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on January 24, 2002) was approximately $1.4 billion. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on March 26, 2002, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                            FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I
Item 1.    Business....................................................      1
           Risk Factors................................................     11
Item 2.    Properties..................................................     21
Item 3.    Legal Proceedings...........................................     21
Item 4.    Submission of Matters to a Vote of Security Holders.........     22
           Our Executive Officers......................................     22
PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     23
Item 6.    Selected Consolidated Financial Data........................     25
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     27
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     47
Item 8.    Consolidated Financial Statements and Supplementary Data....     48
Item 9.    Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     48
PART III
Item 10.   Directors and Executive Officers of the Company.............     48
Item 11.   Executive Compensation......................................     48
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     48
Item 13.   Certain Relationships and Related Transactions..............     49
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     49
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

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of such words as "anticipates," expects"," intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions, particularly statements referencing the benefits of our acquisition of YOUcentric, Inc., the retention of YOUcentric personnel, the benefits resulting from our restructurings, and our annual and quarterly revenue expectations for fiscal 2002. Such forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards' industry, management beliefs, and certain assumptions made by J.D. Edwards' management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 11 to
21. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

OVERVIEW

     J.D. Edwards is a leading provider of agile, collaborative solutions for the connected economy. For 25 years, we have developed, marketed, and supported innovative, flexible solutions that help run multinational organizations, including more than 6,300 companies of all sizes. We deliver integrated, collaborative software for supply chain management (planning and execution) procurement, and customer relationship management (CRM), in addition to workforce management and other functional support. Through recent internal developments, business acquisitions, and strategic partnerships, we have expanded our product offerings. Our enterprise software is designed to help organizations manage and execute internal business functions, such as manufacturing, finance, distribution/logistics, and other core operational processes. These systems manage and store large amounts of diverse business information, providing continuous and simultaneous availability of information to geographically dispersed employees, customers, and suppliers. Customers can choose to operate our software on a variety of computing environments and we support several different databases. To help customers achieve maximum benefit from our software, we provide implementation, education, and support services through our own direct services organization and business partners. Our services organization is focused on being a responsive and proactive extension of our software offerings.

     We distribute, implement, and support our software worldwide through 55 offices and more than 350 third-party business partners. Our principal executive office is located at One Technology Way, Denver, Colorado 80237. Our telephone number is 303/334-4000, and our Internet home page is located at www.jdedwards.com. We were incorporated in Colorado in March 1977 and reincorporated in Delaware in August 1997. Except as otherwise noted herein, all references to "J.D. Edwards" means J.D. Edwards & Company and its subsidiaries.

RECENT DEVELOPMENTS

  Acquisition of YOUcentric, Inc.

     In November 2001, we completed the acquisition of YOUcentric, Inc. (YOUcentric), a Charlotte, N.C.-based privately held provider of Java-based CRM software, including Web-based applications for sales force automation, campaign management, contact center management, and partner relationship management. The new J.D. Edwards CRM offering, which combines the functionality of YOUcentric's product with the look and feel of our software, is generally available now. J.D. Edwards CRM operates on technology platforms that include UNIX, Windows NT(R), and IBM OS/400, with full wireless functionality across multiple portable devices. By adding YOUcentric's capabilities, we believe we will be in a better position to deliver a comprehensive set of integrated collaborative applications that enable companies to electronically manage their business relationships, from supply chain planning to customer service.

     Under the terms of the transaction, we acquired 100 percent of the capital stock of YOUcentric, Inc., valued at $86 million, in exchange for $80 million in J.D. Edwards common stock and $6 million in cash. Our consolidated statement of operations for the year ended October 31, 2001 does not include any revenue or expense related to the YOUcentric acquisition. We expect most of YOUcentric's executive team and employees to remain with J.D. Edwards.

  Management Team Changes

     In January 2002, our Board of Directors appointed Robert M. Dutkowsky as President and Chief Executive Officer, replacing C. Edward McVaney, a company co-founder and long-time leader. Mr. McVaney will retain the position of Chairman of the Board until our Annual Meeting of Stockholders in March 2002, at which time Mr. Dutkowsky will assume the additional duty of Chairman of the Board. Mr. McVaney will continue as a director on the Board of Directors. In February 2001, Hank Bonde joined J.D. Edwards as Chief Operating Officer and Les Wyatt joined as Chief Marketing Officer. In May 2001, Richard Mathews was appointed Senior Vice President, International. In August 2001, J.D. Edwards appointed Harry Debes to the position of Senior Vice President, Americas. Additionally, we made recent internal promotions that we believe have strengthened our management team. For information on the background of the executive officers, see the information in the section titled "Our Executive Officers" at the end of Part I of this Annual Report on Form 10-K.

  Restructurings

     Our restructuring activities in fiscal 2001 included the elimination of certain employee positions, computer equipment either owned or leased, and the closure or consolidation of some operating facilities, and we incurred restructuring charges in connection with these actions. In addition, we focused on improving our organizational effectiveness and profitability.

     The following changes are designed to improve our organizational effectiveness:

     - realigned and consolidated the field consulting and sales organizations

     - appointed new sales and marketing leadership

     - increased the management span of control by improved staffing ratios and reduced layers of management

     - reduced our workforce in the second and third quarters of 2001 by nearly 400 employees and in the third quarter of 2000 by nearly 800 employees

     - improved our internal procurement activities through strategic sourcing

     The following changes are designed to improve profitability:

     - expanded our focus on existing and new customer opportunities by improving our sales force effectiveness both for software licensing and services

     - focused our resources on specific industries and geographies where we can best compete given our current product and services fit for these markets

     - re-assigned certain existing employees to direct-revenue consulting positions and focused on consulting utilization and revenue realization

     - increased the number of our direct service engagements

     - expanded our integrated solutions through the completion of the acquisition of YOUcentric

     - improved service revenue through maintenance price increases and expanded service options for customers

     - focused on more effective marketing and pricing programs

J.D. EDWARDS' SOFTWARE FOR THE ENTERPRISE, SUPPLY CHAIN AND CUSTOMER RELATIONSHIP MANAGEMENT

  J.D. Edwards Product Lines

     We offer a wide range of software to help our customers meet their enterprise needs, extending beyond the walls of the enterprise to facilitate collaboration with trading partners. Customers can choose to operate our software on a variety of computing environments, including Windows(R), NT, UNIX(R), and IBM OS/400(R). Our software is also Web-enabled through Java(R) and HTML. The databases we support include IBM's DB2(R)/UDB for IBM eServer iSeries(TM), (previously known as the AS/400(R)), DB2(R)/UDB for UNIX(R), DB2(R)/UDB for Windows, Microsoft's SQL Server, and Oracle. The software provides the following capabilities to meet the operational needs and challenges of businesses and includes the following products:

-Supply Chain Management                           - Customer Relationship Management

     - Supply Chain Execution                      - Workforce Management

     - Advanced Planning                           - Knowledge Management

- Cross-Industry Applications

     Supply Chain Execution. Our Supply Chain Execution software supports multi-mode, multi-facility manufacturing and distribution environments, as well as global enterprise financial management. Traditional enterprise resource planning (ERP) functionality is extended to include sophisticated pricing, warehouse management, and transportation management. Modules include:

- Requirements Planning                            - Work Order Management

- Inventory Management                             - Quality Management

- Procurement                                      - Warehouse Management

- Sales Order Management                           - Transportation Management

- Advanced Pricing                                 - Manufacturing Management

     Advanced Planning. As part of J.D. Edwards' supply chain management systems, the Advanced Planning product offerings are designed to produce optimized production and distribution plans and schedules in collaboration with trading partners. Real-time responsiveness to operational changes is facilitated, enabling businesses to reduce inventory, improve customer service, and ensure that the right products reach their proper destination at the right time. In addition, "what-if" analyses can be performed to allow businesses to see how changes in their processes could affect operations and consequently revise their plans. Most importantly, Advanced Planning is integrated with our ERP product offerings, so our customers are able to put their optimized plans into action. Advanced Planning from J.D. Edwards offers full functionality with Web-enablement tools, including the following modules:

- Demand Planning                                 - Production and Distribution Planning

- Demand Consensus                                - Production Scheduling -- Discreet

- Order Promising                                 - Production Scheduling -- Process

- Strategic Network Optimization                  - Web Planning

     Cross-Industry Applications. Cross-Industry Applications cover the bases of business processes that almost any enterprise in any industry cannot be without -- managing finances, assets, and projects. Modules include:

- Financial Management (including activity-based        - Enterprise Asset Management
  costing)

- Real Estate Management                                - Project Management

     CRM. With the acquisition of YOUcentric, Inc., we now market J.D. Edwards CRM, a suite of software that integrates with our Supply Chain Management systems to support all of the business processes and associated systems of a customer. Web-based CRM capabilities enable businesses to configure product orders with tailored features, functionality, and branding -- meeting the demand for what analysts call "one-to-one marketing." Our applications capture customer profiles and preferences, improve products and promotions, and build trust in the ability of companies to meet the needs of customers. The software links companies with their customers and business partners and integrates easily with other internal enterprise applications. Modules of J.D. Edwards CRM include:

- Sales Force Automation                            - Customer Self-Service

- Marketing Automation                              - Service and Warranty Management

- Advanced Order Configurator                       - Contact Center

     Workforce Management. J.D. Edwards Workforce Management software helps enterprises record and administer information for their employees. Our product includes functionality to facilitate the data gathering for and processing of payroll and regulatory requirements as well as advanced management tools. Our e-business and workflow technologies allow HR departments to push data collection and maintenance to the source -- employees and managers -- so staff can focus on strategic tasks such as workforce planning and employee development. Modules of J.D. Edwards Workforce Management include:

- Human Resource Management                        - Employee Self-Service

- Payroll                                          - Manager Self-Service

- Time Accounting

     Knowledge Management. With J.D. Edwards Knowledge Management software, clients transform their organization's data into information they can use to build or maintain a competitive advantage. The software provides access to real-time information -- both internal and external to the enterprise -- that helps clients monitor performance and make more informed decisions. Additional functionality includes the ability to capture, create, organize, access, distribute, and use data by aligning key business processes, technology, and information management principles, enabling clients to search against multiple data stores and tag content to create profiles. The Web-enabled modules of our Knowledge Management software include:

     - Business Intelligence

     - Content Management

     - Web-based Training

  Vertical Market Applications

     J.D. Edwards has significant vertical market experience and expertise in developing, marketing, selling, and deploying enterprise software to more than 6,300 customers across a variety of industries. We strategically focus on specific vertical markets to better address those customers' needs. The vertical focus offers customers more finely tailored solutions, better implementation, and broader industry-specific expertise. We believe that by aligning the sales and consulting organizations along vertical lines, we will be able to broaden our specific industry offerings and better enable our customers to quickly react to business changes. Currently, we provide industry-specific solutions for manufacturing, distribution, asset-intensive, and project-oriented industries, that include the following sectors:

     - Consumer. This sector focuses on consumer packaged goods, pharmaceuticals, and energy and chemicals.

     - Industrial. The industrial sector focuses on high technology and electronics, industrial fabrication and assembly, automotive, and other manufacturing disciplines.

     - Services. The services industry sector focuses on professional services organizations, construction, real estate, mining, and others related to project and asset-intensive industries.

     We plan to continue our strategy of tailoring application suites and templates for vertical markets, as well as incorporating best business practices into our software and services. We also will continue to offer industry-specific services to these markets.

  Technology Choices for Different Market Segments

     Customers choose between two suites of J.D. Edwards applications:
OneWorld(R) and WorldSoftware(R). OneWorld is an object-based, event-driven technology designed to provide the information access and other user benefits of traditional client/server systems. OneWorld was introduced in late 1996 to operate on a variety of computing environments and was specifically designed to enable customers to make business changes quickly and easily without programming.

     WorldSoftware is a host-centric software suite for the IBM iSeries platform. With user-friendly Java(TM) -- and HTML-based graphical user interfaces, WorldSoftware allows users to work in a visual environment traditionally associated with client/server systems without compromising data integrity, disrupting ongoing operations, or sacrificing existing hardware and software investments.

     We believe our software architecture provides the overall system performance to efficiently process high volumes of activity online and in client/server, host-centric, and Web environments. In addition, the OneWorld and WorldSoftware suites are scalable with different network configurations, server platforms, and other architectural components.

     We develop and enhance our software applications using the OneWorld and WorldSoftware toolsets. We believe the use of toolsets increases code consistency and improves quality. Toolsets are bundled with the respective applications, providing companies with the same productivity, consistency, and quality benefits realized by our own internal developers. Since modifications made by customers and J.D. Edwards are completed using the same toolsets, upgrades to new releases are faster and easier, and preserve customer modifications.

TECHNOLOGY HIGHLIGHTS

  OneWorld System and Change Management

     J.D. Edwards' OneWorld advanced technology tools help simplify system management -- streamlining the system upgrade process and providing performance measurement, modeling, and visualization tools. These system and change management tools package the knowledge a customer needs to understand, implement, test, and change software. Intuitive user interfaces map to a wide range of system management tools, so the customer can quickly acquire the skills and information to modify software as their business grows or changes. Features of the OneWorld Implementation and Change Management include:

     - advanced tools for system performance measurement, benchmarking, and documentation, as well as a scripting tool for regression testing and application verification

     - several types of modelers used to describe a business, its processes, and the systems that it uses, including process modeling functionality, a visualizer, and content management tools

  Collaborative Technology

     Starting from the premise that no single organization has a monopoly on good ideas, we provide software that gives customers the freedom to share information and processes among disparate business systems. To enable customers to choose the best ideas or technology regardless of where they originate in the value chain, we market software with the following features:

     - standards-based interoperability to link an organization's operations with supply chain partners that use different software

     - pre-integrated extended business processes

     J.D. Edwards begins with a component-based architecture that provides flexibility and allows customers to quickly change the way they do business without reprogramming their systems. We integrate core business processes that enable customers to make the best use of their assets and resources across all areas of their enterprises. Lastly, we provide links to partners and customers in order to optimize the business processes that extend beyond the four walls of an organization.

     We believe our architecture leapfrogs two barriers to entry in the digital business environment -- centralized, proprietary technology infrastructures and rigid, internally focused business process models.

  Standards-Based Interoperability

     J.D. Edwards provides a comprehensive set of interoperability options, including EDI and the middleware foundation, for seamless access and integration via COM/DCOM, CORBA, Java, and MQSeries(R). With OneWorld Xe we introduced our XML-based eXtended Process Integration (XPI(TM)) interoperability engine. XPI provides an extensible, reliable, and scalable architecture within one solution for:

     - application portfolio integration within the enterprise

     - data, process, and workflow integration between enterprises

     J.D. Edwards XPI enables plug-and-play interoperability of J.D. Edwards and non-J.D. Edwards enterprise information systems, including packaged, custom, Internet, database, and legacy applications.

     J.D. Edwards XPI provides broad application connection capabilities with an integration broker and a "hub-and-spoke" interface architecture, with XPI acting as the hub. At the ends of the spokes are the disparate applications used by a company -- for example, OneWorld, WorldSoftware, Advanced Planning, CRM, and a legacy manufacturing suite. Each of the company's applications passes messages down the spoke to the hub where they are translated into a neutral format. The hub determines where each message is going -- again, this could be a OneWorld or other type of application -- translates the message into the appropriate format, and sends it up the appropriate spoke. The XPI technology offers a number of different connectors, or application "spokes," on the hub, and adding new spokes is straightforward. A new application does not need to be "translated" to every other existing application; rather, it only needs to be translated once to the neutral, or interoperable, format of the XPI hub.

  Pre-Integrated Extended Business Processes

     During fiscal 2001, we released the first series of J.D. Edwards pre-integrated extended business processes for OneWorld and WorldSoftware. Once XPI connects a customer's disparate applications within the company and externally with business and trading partners, we recommend the implementation of these fully executable business processes based on industry-specific information technology standards that facilitate more effective collaboration between companies, simplify systems integration, and leverage past ERP/APS investments.

     Our packaged extended business processes support the ANSI/EDIFACT EDI standard and RosettaNet. Significantly, RosettaNet is the IT standard in the electronics industry -- a target market and important vertical practice at J.D. Edwards. For instance, an electronics company can send out a purchase order in standard RosettaNet format. A second company that adheres to the RosettaNet standard can automatically accept the purchase order and translate it into a sales order using J.D. Edwards or other software.

GLOBAL CUSTOMER SERVICES

     We seek to provide our customers with high-quality consulting, support, and education services in the most efficient and effective manner. As of October 31, 2001, we had 1,821 employees in the global customer services organization located throughout the world. We also have relationships with a variety of third-party service providers. In cases where we do not provide the client services directly, we sometimes subcontract a portion of the work through third-party implementation support partners, depending on available resources. Many of these business partners support our international operations or provide services in countries where J.D. Edwards does not have direct operations. We also maintain alliances with leading consulting companies that contract directly with our customers to provide technology and application implementation support, offering expertise in business process reengineering and knowledge in diversified industries.

     Our service organizations work to ensure customer satisfaction during and after the software implementation has been completed. We operate from the premise that the way we do business is the reason people do business with us. We acknowledge the magnitude of our customers' decisions to invest resources and trust in our products by standing by them long after the sale -- a partner for the long-term.

     Our services organizations provide education, consulting, and ongoing support to customers. They ensure that user-friendly self-service tools provide complete access to information customers need. In order to help our customers realize the highest return on their investment, the services organizations provide the following services:

     - help implement software efficiently and effectively

     - train client employees to use the implemented software

     - provide self-service and live support for our customers

     - maintain and grow the value of customers' technology assets

SOFTWARE ENGINEERING

     J.D. Edwards has invested, and expects to continue to invest, substantial resources in research and product development. Our development process is enhanced by frequent solicitation of customer feedback and close contact with customers through our consulting services organization. Additionally, cross-functional product teams -- led by our product management department and consisting of management representatives from our development, global support services, and marketing teams -- meet regularly to determine product direction. Research and development expenditures, which include capitalized internal development costs, third-party source code rights, and outsourced software development costs, were $109.2 million, $159.9 million, and $130.0 million for the fiscal years ended October 31, 1999, 2000, and 2001, respectively. As of October 31, 2001, our software engineering organization included 1,124 employees, the majority of whom were located in Denver, Colorado. We also have development centers in Toronto, Ontario and Charlotte, North Carolina.

     During fiscal 2001, we devoted development resources primarily to major enhancements and new products associated with OneWorld application suites, as well as integration of our applications with those of third parties. In addition to our own research and development activities, we outsourced the development of software and acquired source code rights for certain enterprise interface applications and other embedded technology. By forming relationships with other organizations, we were able to manage internal development resources and offer our customers a broad spectrum of products and services.

     J.D. Edwards software applications are developed and enhanced using OneWorld, WorldSoftware, or other toolsets. We believe the use of these toolsets provides advantages including increased productivity and code consistency, self-documenting code, and improved quality. Our development technologies groups are responsible for the development of toolsets and underlying technologies of our software. The OneWorld development technologies team focuses on enhancing the flexibility, scalability, simplicity, and performance of OneWorld and its Configurable Network Computing
(CNC) technological foundation. The WorldSoftware development technologies team is primarily focused on maintaining the toolset and underlying technologies for WorldSoftware. These teams share responsibility for cross-functional coordination with sales and support. Additionally, they work with hardware and software suppliers with whom we have relationships to identify, analyze, prioritize, and schedule new features and functions.

     Application development teams use the toolsets created by the development technologies group to create and enhance application suites. These software engineers are responsible for developing, enhancing, and maintaining applications and for integrating our software with that of product alliance partners. J.D. Edwards has designed toolsets to enable application programming to be performed by business analysts or nonprogrammers responsible for business practices. Our application development team works closely with the product management teams responsible for working with customers, internal sales and marketing departments, and third-party implementation providers to identify, analyze, prioritize, and schedule new functionality in the application suites, as well as establish product requirements and priorities for new vertical markets.

     The Engineering Services and Quality Services groups both work closely with the development technologies and application development groups, focusing on quality assurance and measurement, release management, product assembly, and distribution. Our documentation group is responsible for product documentation, localization, and the translation of application suites for particular foreign markets, as well as for the vertical market application suites and templates. They work closely with domestic and international customers and third-party implementation providers -- as well as cross-functional internal teams of development, implementation, support, and education professionals -- to ensure that appropriate enhancements are incorporated into the documentation and implementation processes. Some localization and translations are performed by our business partners instead of our internal documentation group. Our OneWorld application suite is currently translated into and operates in 19 languages, and the WorldSoftware application suite currently is translated into and operates in 21 languages.

SALES, MARKETING, AND DISTRIBUTION

     J.D. Edwards distributes, implements, and supports its products worldwide through 55 offices in over 20 countries. We have 67 reseller and distributor partners with offices throughout the world.

     International revenue as a percentage of total revenue ranged from 35% to 39% in each of the past three fiscal years. No international country represented 10% or more of revenue in any of the past three fiscal years. We directly market our software in more than 20 countries through foreign subsidiaries located throughout Europe, South Africa, Asia, Australia, New Zealand, North America, and South America. Our international business partners extend our reach to other geographic areas in which we have not invested resources to establish a direct presence. We expect that revenue from international customers will continue to account for a significant portion of total revenue in the future.

     Our marketing strategy is to position J.D. Edwards in identified target markets as a premier provider of agile, collaborative software for the connected economy and to increase recognition of our corporate brand. In support of this strategy, our marketing programs include developing and maintaining industry analyst and public relations, developing databases of targeted customers, conducting advertising and direct mail campaigns, and maintaining a World Wide Web home page. In marketing software to multinational organizations, we typically engage in a lengthy sales cycle -- generally between six and 18 months -- and expend substantial time, effort, and money educating prospective customers on the use and benefits of J.D. Edwards' products.

  Software Licensing

     J.D. Edwards licenses software under perpetual license agreements via direct sales and business partner channels throughout the world. As of October 31, 2001, we employed 248 account executives. More than 350 business partners (including sales and consulting partners) are located throughout the world and provide an indirect distribution channel to target certain markets or geographic areas. We expect to continue to rely on indirect channels in order to enhance market penetration and implementation capabilities.

  Application Service Providers

     Since introducing an application hosting strategy in 1998, we have successfully delivered hosting applications and services to customers of all sizes in a wide array of vertical industries. Through select third-party business partners, our application service providers (ASP) service allows rapid-growth companies to outsource enterprise application software so they can focus more intently on the core competencies that bring them competitive advantage. The J.D. Edwards ASP Solutions group quickly makes customers operational and enables general businesses to become e-businesses. Customers may license the software for their internal use under rental or perpetual license arrangements. Generally, companies that use an ASP service seek more predictable IT costs, and our ASP partners help reduce customers' investment in the hardware and other costs necessary to run systems internally.

THIRD-PARTY BUSINESS PARTNERS

     J.D. Edwards' strategic partnerships include hardware platform manufacturers, operating systems vendors, software and database developers, resellers, and system integrators that complement our software and services. In all, our alliances encompass more than 350 partners, ranging from large global consulting firms to small organizations, providing service to customers in remote locations. We have introduced many programs to help the following partner groups become more successful, automate, and accelerate the overall implementation process, and open new markets not currently served by us directly.

     - Technology Partners -- We provide customers with system configuration benchmarking standards and pre-engineered network solutions through technology partners. Each partner has personnel who can provide customers with customized sizing and configuration support for large or unusually complex configurations.

     - Consulting Alliance Partners -- We have relationships with some of the world's foremost consulting companies to provide both technology and application support. These global partners offer expertise in business process reengineering and possess a broad range of knowledge in diversified industries. Our consulting alliance partners have dedicated service organizations to manage every aspect of a customer's implementation.

     - ASP Partners -- J.D. Edwards' ASP initiative comprises select partners with unique vertical industry expertise. These ASP partners are differentiated according to industry or customer size, business process support, and market reach.

     - International Sales and Service Partners -- International sales and service partners strengthen our worldwide presence with sales and support services in areas without a direct J.D. Edwards presence. These partners also maintain a value-added reseller program to complement their direct offices, enhancing our coverage of the small- to medium-enterprise market.

     - Channel Partners -- J.D. Edwards' solution for smaller U.S. companies, the Genesis Channel extends our presence in the market of organizations with $130 million or less in annual revenue. The Genesis partners market our software, maintenance support, and training services, while providing direct consulting and implementation services in their respective areas.

     - Implementation Support Partners -- We seek to provide customers with high-quality implementation services in the most efficient and effective manner. In some cases where we do not provide implementation services directly, we subcontract a portion of our services through third parties. We also maintain relationships with a number of third-party implementation providers that contract directly with customers to implement software. We select these third-party providers carefully to ensure they have the ability and knowledge to represent J.D. Edwards and implement our enterprise business software properly. Our service providers receive extensive training in the application suites and implementation process. In addition, we evaluate these service providers on a regular basis to ensure quality service and customer support. These relationships enable us to provide implementation services through third-party personnel with extensive client/server expertise, while expanding service capacity, focusing on license fee revenue generation, and concentrating our own service resources most efficiently. We believe that this direct and third-party customer service strategy allows us to deliver comprehensive and timely services worldwide.

     - Product Alliances Partners -- One of our ongoing goals is to form relationships with organizations whose products enhance our software. This allows us to more effectively manage development costs and more quickly offer customers the broadest spectrum of products and services. Our product alliance partners ensure compatible technology and provide credentialed support. We currently have approximately 70 product alliance partners.

CUSTOMERS

     To date, we have licensed application suites to more than 6,300 customers. Our installed base of customers is widespread geographically and is highly diversified in terms of size and industry groups represented. Customers use our software at nearly 10,000 sites in over 100 countries. During each of the last three fiscal years, no customer accounted for more than 10% of total revenue.

COMPETITION

     J.D. Edwards competes in the enterprise software solutions market, with distinct competencies in supply chain management and CRM solutions. Our products are designed and marketed for the IBM iSeries and the NT and UNIX platforms, including use over the Internet. This market is highly competitive, subject to rapid technological change, and significantly affected by new product introductions. We compete with a large number of independent software vendors in this market, as well as with suppliers of custom-developed business application software. We have expanded our technology into a number of new business areas to foster long-term growth, including the areas of electronic commerce, online business services, and Internet computing. In addition, we have entered into and invested in a number of strategic partnership relationships in these same areas. These segments present different competitive factors than the traditional enterprise software market.

     Our competitors include:

     - enterprise resource application software vendors, such as Oracle Corporation, SAP AG, PeopleSoft Inc., each of which currently offers enterprise software solutions that incorporate applications that compete with our products

     - supply chain software vendors, including i2 Technologies Inc. and Manugistics Group Inc.

     - CRM software vendors, including Siebel Systems Inc. and PeopleSoft Inc.

     - other business application software vendors that may broaden their product offerings by internally developing or by acquiring or partnering with independent developers of advanced planning and scheduling software

     - custom-developed business applications software, such as that from systems consulting groups and IT departments of potential customers

     We also must maintain competitive advantage and growth while standing our ground against competitors who may have greater financial, technical, marketing, and other resources. For example, Oracle Corporation is a significant competitor in our market space -- and their well-known relational database management system underlies a portion of our installed applications. Some competitors have become more aggressive with their payment terms, discounting practices, and service arrangements, which makes product differentiation more important. Additionally, several of our competitors have well-established relationships with our current or potential customers. These established relationships might prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors also offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue.

     We believe our differentiation is in marketing solutions that enable collaboration, solve customers' business problems, and facilitate organizational change, including services that meet market demands and customer expectations. We believe the principal differentiating factors affecting the competitive market for our software products are as follows:

    - responsiveness to customer needs                   - product quality and reliability
    - product flexibility and interoperability           - vendor and product reputation
    - product functionality and collaborative ability    - vendor size and financial resources
    - speed of implementation                            - quality of customer support
    - ease of use                                        - overall cost
    - product performance and features

     We believe that we compete favorably with respect to the above factors. See "Risk Factors."

EMPLOYEES

     As of October 31, 2001, we employed 4,713 people full time -- 1,124 in research and development, 1,076 in sales and marketing, 1,267 in client services and education, 554 in customer support, and 692 in management and administration. We believe that our continuing success will depend, in part, on our ability to retain a limited number of key employees and other members of senior management, as well as our ability to attract and retain highly skilled technical, marketing, and management personnel who are in great demand. We have not had a work stoppage, and no employees are represented under collective bargaining agreements. Management considers employee relations to be good. See "Risk Factors -- We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel."

PROPRIETARY RIGHTS AND LICENSING

     Our success depends, in part, on our ability to protect our proprietary rights. To protect these rights, we rely primarily on a combination of patent, copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions. See "Risk Factors -- We have limited protection of our proprietary technology and intellectual property and face potential infringement claims."

RISK FACTORS

     IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING US AND OUR BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT IN THE FUTURE ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITIONS.

     Downturns in general economic and market conditions could materially affect our business. There is potential for a continued downturn in general economic and market conditions, which may be worsened by recent terrorist attacks in the United States. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. Recently, concerns have increased throughout the technology industry regarding negative growth forecasts for the early part of calendar year 2002. Moreover, there is increasing uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces. Our future license fee revenue and results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. Although we have a diverse client base, we have targeted a number of vertical markets, such as the manufacturing and distribution industries, which have been significantly impacted by the recent economic downturn. A continued economic downturn coupled with decline in our revenues could affect our ability to secure additional financing or raise additional funds to support working capital requirements, maintain existing financing arrangements, or for other purposes. Our ability to maintain compliance with certain affirmative and negative covenants contained in existing agreements, including certain defined financial covenants, could also be adversely affected. As a result, any economic downturns in general or in our targeted vertical markets, particularly in the manufacturing and distribution industries, would have a material adverse effect on our business, operating results, cash flows, or financial condition.

     Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could adversely affect the price of our stock. Our revenue and operating results are difficult to predict and have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that could affect our quarterly operating results include the following:

     - general economic and political conditions

     - market acceptance of and demand for our software products and services

     - budgeting and buying cycles of our customers

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

     - mix of domestic and international revenue, along with fluctuations in foreign currency exchange rates

     - changes in our sales incentives

     - changes in our strategic relationships

     - changes in our business strategy

     Our software products typically are shipped when we receive orders. Consequently, license backlog, if any, in a quarter generally represents only a small portion of that quarter's revenue. As a result, license fee revenue is difficult to forecast due to its dependence on orders received and shipped in that quarter. We also recognize a substantial amount of our revenue in the last month of each quarter and in the last week of the quarter. Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. The timing of large individual transactions is also difficult for us to predict. In some cases, transactions have occurred in quarters subsequent to those anticipated by us. To the extent that one or more such transactions is lost or occurs later than we expected, operating results could be materially affected. If our revenue falls below our expectations in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

     We historically have experienced and expect to continue to experience a high degree of seasonality, with a disproportionately greater amount of revenue, and an even greater proportion of net results, for any fiscal year typically being recognized in our fourth fiscal quarter. Because our operating expenses are relatively fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. We believe that such seasonality is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize licensing contracts at or near our fiscal year end. First quarter revenue historically has slowed during the months of November and December, and our total revenue, license fee revenue, service revenue, and net results in the first fiscal quarter historically have been weaker than those in the immediately preceding fourth quarter.

     As a result of the unpredictability of our revenues and uncertainty in the enterprise software market attributed to many factors, including global economic conditions and strong competitive forces, we continue to have limited visibility of future revenue and operating results. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that during some future quarters we may not meet the expectations of public market analysts or investors. In this event, the price of our common stock may fall, and an investment in our common stock may be materially affected.

     The enterprise software industry is highly competitive, and we may be unable to successfully compete. We compete for customers with a variety of software vendors, including Internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the resource optimization software solutions market segment, providers of financial management systems software products, vendors in the CRM market segment, and numerous small firms that offer products with new or advanced features. Our competitors include:

     - enterprise resource application software vendors, such as Oracle Corporation, SAP AG, and PeopleSoft Inc., each of which currently offers sophisticated enterprise software solutions that incorporate applications that compete with our products

     - supply chain software vendors, including i2 Technologies, Inc. and Manugistics Group, Inc.

     - CRM software vendors, including Siebel Systems, Inc. and PeopleSoft, Inc., that may have significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do

     - other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of advanced planning and scheduling software

     - custom-developed business applications software, such as that from systems consulting groups and IT departments of potential customers

     We believe we differentiate ourselves by delivering technology that enables collaboration and facilitates change, as well as by providing services and solutions that are compatible with market demands and our customers' expectations. Some of our competitors may have an advantage over us due to their significantly greater financial, technical, marketing and other resources, or larger installed base. In addition, Oracle Corporation is a competitor whose relational database management system underlies a portion of our installed applications. Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to licensing our software products. We began an outsourcing partner program -- J.D. Edwards ASP Solutions Group -- in fiscal 1998, which we believe addresses the needs of the marketplace. Some competitors have become more aggressive with their payment terms, discounting practices, and service arrangements, which makes product differentiation even more important. If our competitors continue to discount or increase the frequency of their discounts, we may be required to increase discounts on our products. This could have a material adverse effect on our operating margins. Additionally, several of our competitors have well-established relationships with our current or potential customers. These established relationships might prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors also have announced their intention to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. We can offer no assurances that we can successfully compete against new or existing competitors or that such competition will not materially adversely affect our business, operating results, or financial condition.

     The markets in which we compete experience rapid technological change, and we face risks associated with new versions and products and defects that could materially affect our business and revenue. The software market in which we compete is characterized by rapid technological change, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our software products are difficult to estimate. To be successful, we must be able to enhance existing products, develop and introduce new products that keep pace with technological development, satisfy our customers' requirements, and achieve market acceptance. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities, or technologies developed by our competitors will not render our products obsolete. We have addressed the need to develop new products and enhancements primarily through internal development efforts, licensing third-party technology, and acquiring technology. However, if we are unable to develop new software products or enhancements, or if we cannot acquire the necessary technology, or if such products do not achieve market acceptance, our business, operating results, or financial condition may be materially adversely affected.

     Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release date of new and/or enhanced products, and we cannot provide any assurance that we will achieve future scheduled release dates. The delay of product releases or enhancements, or the failure of such products or enhancements to achieve market acceptance, could materially affect our business and reputation.

     Software products as complex as ours frequently contain undetected errors or "bugs" when first introduced or as new versions are released. Despite extensive testing, some bugs are not discovered until the product has been installed and used by our customers. To date, our business, operating results, and financial condition have not been materially affected by the release of products containing errors. There can be no assurance that any future errors will not result in the delay or loss of revenue, diversion of development resources, damage to our reputation, increased service or warranty costs, or impaired market acceptance of these products.

     We may not successfully integrate or realize the intended benefits of our acquisitions. We acquired The Premisys Corporation in February 1999, Numetrix in June 1999, J.D. Edwards New Zealand, Ltd., in March 2000, and YOUcentric, Inc., in November 2001. In addition, we have acquired product source code rights to help broaden and strengthen our product portfolio. The success of our acquisitions depends primarily on our ability to:

     - integrate acquired software with our existing products and services

     - retain, motivate, and integrate acquired personnel

     - integrate multiple information systems

     - train existing J.D. Edwards sales force on new product functionality and sales techniques

     We have integrated the operations and have made progress with market acceptance of the products from The Premisys Corporation, Numetrix, and J.D. Edwards New Zealand, Ltd.; however, with certain of our fiscal 1999 and fiscal 2000 acquisitions we experienced a higher than anticipated turnover of employees. There can be no assurance that we will realize the full benefits that we anticipated when acquiring YOUcentric, Inc., or in other future acquisitions. Our failure to successfully gain market acceptance of these products or to gain market share could seriously harm our business, operating results and financial condition.

     In addition, we may make future acquisitions or enter into other agreements that may not be successful. We may acquire additional businesses, products, and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures, and management's integration of acquired businesses, products, or technologies, could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, incur impairments on goodwill, amortize other intangibles, or write off in-process research and development and other indefinite-lived intangible assets that could seriously harm our financial condition and operating results. Further, we may not be able to integrate any acquired business, product, or technology with our existing operations or train, retain, and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product, or technology, or train, retain, and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

     Our recent expansion into new business areas and partnerships is uncertain and may not be successful. We have recently expanded our technology into a number of new business areas, including the areas of CRM resulting from our YOUcentric acquisition, collaborative commerce (c-commerce), and Internet computing. These areas are relatively new to both our product development and sales and marketing personnel. There can be no assurance that we will compete effectively or generate significant revenue in these new areas or that we will be able to provide a product offering that will satisfy new customer demands in these areas. The success of Internet computing and, in particular, our current Internet product offering is difficult to predict because Internet computing represents technology that is relatively new to the entire software industry. In addition, we have invested in a number of partnership relationships in these areas where we may not realize the value equal to our initial investment. During fiscal 2001, we reviewed our partnership relationships and we decided to terminate certain reseller arrangements resulting in the write-off of $12.8 million in prepaid royalties and $7.8 million of capitalized third-party products resulting from a change in strategy related to a portion of our XPI product. There can be no guarantee that going forward we will be able to effectively provide a product offering or sell the products we have developed through or with our partners. Accordingly, we could lose a significant amount of the investments we have made in such partnerships. Additionally, if our expansion into these new business areas or our relationships with our partners is not successful, our business, revenue, and stock price would be materially affected.

     Our continued growth depends on our ability to develop and maintain our third-party relationships. To enhance our sales, marketing, and customer service efforts, we have established relationships with a number of third parties, including consulting and system integration firms, hardware suppliers, database, operating system, and other independent software vendors. Many of these third parties also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing enterprise software applications. If we are unable to maintain or increase our relationships with the third parties that recommend, implement, or support our software, our revenue may be materially affected.

     We depend on third-party technology that could result in increased costs or delays in the production and improvement of our software offerings. We license numerous critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to incur additional development costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margins could significantly decrease.

     In some cases, we rely on existing partnerships with other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors.

     Our restructuring could result in business distractions. We have undergone two restructurings in fiscal 2000 and fiscal 2001 involving, among other things, a substantial reduction in our worldwide workforce. These reductions could result in prospects or customers deciding to delay or not purchase our products due to perceived uncertainty caused by the restructurings. There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such reductions will not be incurred again in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

     We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel. Our success depends, to a significant extent, on a limited number of members of our senior management and other key employees. The loss of one or more of our key employees could result in a material adverse effect to our business. We have recently made significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. Additionally, we do not maintain key-man life insurance on our chief executive officer or other key personnel.

     Further, we believe that our future success will depend in large part on our ability to attract, train, and retain highly skilled managerial, sales, and marketing personnel. There can be no assurance that we will not have difficulty attracting skilled employees as a result of a perceived risk of future workforce reductions. Additionally, employment candidates may demand greater incentives in connection with their employment. We may grant options or other stock-based awards to attract and retain personnel, which could dilute our existing stockholders. Further, the failure to attract, train, retain, and effectively manage employees could increase our costs, hurt our development and sales efforts, or cause a degradation in the quality of our customer service and could have a material adverse effect on our business, operating results, or financial condition.

     Our sales cycle is often lengthy and unpredictable, which could affect our sales. Customers make a substantial capital investment when purchasing our software for division or enterprise-wide essential business purposes. Potential customers spend significant time and resources to determine which software to purchase. Selling our products requires an extensive sales effort because the decision to license software generally involves evaluation by a significant number of customer personnel in various functional and geographic areas. We also have limited control over which vendor a customer favors or if the customer chooses to delay or forego a purchase. Due to all of these factors, our sales cycle can range from six to 18 months. Since the sales cycle is unpredictable, it is difficult to forecast the timing or amount of specific sales, and therefore, the number of sales and amount of revenue generated from such sales varies from quarter to quarter. During fiscal 2001, the overall number of transactions exceeding $1.0 million declined to 63 transactions, or 43% of our license fee revenue, from 73 transactions, or 45% of our license fee revenue in fiscal 2000. The failure to complete one or more large sales could have a material adverse effect on our business, operating results, or financial condition.

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

     - concerns about security, reliability, cost, ease of use, accessibility, quality of service, or other factors result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services

     Our continued success depends on our ability to achieve growth. Our ability to successfully offer products and services and to implement our business plan in a rapidly evolving market requires an effective planning and management process. To continue competing effectively and achieve future growth, we must continue to evaluate and improve the adequacy of our management structure and existing procedures, including our financial and internal controls. If we are not successful, our business, operating results, and financial condition would be materially adversely affected.

     We continue to depend on revenue from customers who use the IBM iSeries platform for a large portion of our total revenue. We continue to be dependent on customers using our software products on the IBM iSeries platform. Although the percentage of our revenue from the iSeries declined as the percentage of our revenue from customers using our products on other platforms increased during fiscal 2000 and 2001, a significant portion of our installed base of customers uses our software on the iSeries platform. Through the J.D. Edwards WorldSoftware Organization, we will continue to offer enhanced software products for and maintain a focus on the iSeries market, but there is no guarantee that our customers will license, or purchase support contracts for, these enhanced software products. If our efforts to maintain a focus on the iSeries market and our WorldSoftware customers are unsuccessful and if we lose installed-base customers or iSeries market share, we may suffer material adverse effects to our revenue and business. In addition, there can be no assurance that new technologies developed and marketed by our competitors will not erode our product differentiation or render our iSeries products obsolete, whereby our revenue and business could be materially adversely affected.

     Our implementation process may be lengthy, which could result in customer dissatisfaction or damage to our reputation. Our software is complex and affects many different business functions across various functional or geographic areas of an enterprise. This can result in a complex and lengthy implementation process. The implementation process requires the involvement of significant customer resources and can also result in significant risks to the customer. Delays in implementation by our business partners or by us may result in customer dissatisfaction or damage to our reputation. This could materially affect our revenue or business.

     We depend to a significant extent on our service revenue. Beginning in fiscal 1997, we initiated a strategy of referring some customers to business partners who contract directly with our customers for the implementation of OneWorld. During fiscal 2000 and the first half of fiscal 2001, we had fewer revenue-generating consulting employees and began to see a decline in consulting revenue. In the last half of fiscal 2001, we reassigned existing employees to direct revenue-generating consulting positions and increased the number of direct service engagements. As a result, consultant utilization and revenue realization improved during the last half of fiscal 2001, and consulting revenue and margins began to improve. For fiscal 2002, we have initiated an incentive program for our account executives to sell direct service engagements and will continue to focus on improving consultant utilization and revenue realization. We also intend to continue pursuing business partner relationships under both subcontract and referral arrangements, as appropriate, to best meet our objectives and our customers' needs. There is no assurance that we can attract the right direct revenue generating consulting employees or have sufficient resources available to perform the implementation services ourselves. If we are unable to establish and maintain effective long-term relationships with such third-party implementation providers or if such providers do not meet our customers' needs, our business, operating results, and financial condition could be materially adversely affected. In any quarter, total services revenue is dependent on license transactions closed during the current and preceding periods, the growth in our installed base of customers, the amount and size of consulting engagements, and the level of competition from alliance partners for consulting and implementation work. There can be no assurance that future fluctuations in our license revenue will not have an adverse affect on future services revenue.

     Recent terrorist activities and resulting military and other actions could adversely affect our business. The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to such attacks, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected.

     Our international operations and sales subject us to various risks associated with growth outside the U.S. We market and license our products in the U.S. and internationally. Our international revenue continues to represent a significant portion of our total revenue. We currently maintain 43 international sales offices located throughout Canada, Europe, Asia Pacific, Latin America, and Africa. We may expand our international operations and enter additional markets outside of the U.S. in the future. Expansion would require significant management attention and financial resources. Traditionally, our international operations are characterized by higher operating expenses and lower operating margins. As a result, if our international revenue increases as a percentage of total revenue, our operating margins may be adversely affected. Additionally, costs associated with international expansion include the establishment of additional offices, hiring of additional personnel, localization, and marketing of our products for international customers and the development of relationships with international service providers. If revenue generated is not adequate to offset the expense of expanding foreign operations, our business could be materially adversely affected. Our international operations are also subject to other inherent risks, including:

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

     Due to the volatile business and economic conditions in international markets we continue to closely monitor any investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with our overall future growth strategies. We have incurred operating losses in some geographic areas, including Asia, South America, and certain European countries. Consistent with historical results, we expect that we will continue to recognize a relatively small percentage of our revenue from Asia, South America, and certain European countries, and other geographic areas that are currently affected by adverse conditions. With our worldwide performance continuing to be negatively affected by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of our customers. As a result, our investments in some international areas have had, and may continue to have, a material negative impact on our future financial condition and results of operations.

     A significant portion of our revenue is received in currencies other than U.S. dollars and, as a result, we are subject to risks associated with foreign exchange rate fluctuations. Changes in the value of major foreign currencies relative to the U.S. dollar and their affect on our consolidated total revenues were immaterial during fiscal 2000 and fiscal 2001. Foreign exchange rates may adversely affect our total revenue throughout fiscal 2002 if the U.S. dollar strengthens relative to foreign currencies. There can be no assurances that we will be able to successfully address these challenges in the near term.

     Included in other income were net foreign exchange transaction losses of $422,000 in fiscal 2000 and gains of $741,900 in fiscal 2001. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not have a material adverse effect on our business, operating results, or financial condition.

     We may be unable to compete effectively if we are forced to offer a significant number of fixed-price service contracts. We offer a combination of software, implementation, and support services to our customers. We typically enter into service agreements with our customers, to provide consulting and implementation services on a time and materials basis. We have, from time to time, entered into fixed-price service contracts with certain of our customers. These types of contracts specify that we must obtain certain milestones prior to payment, regardless of the actual costs incurred by us. We believe that such fixed-price service contracts may be offered more frequently by our competitors to differentiate their products and services. As a result, we may be forced to enter into more of such contracts. We can offer no assurance that we can successfully complete these contracts on budget or that our inability to do so would not have a material adverse effect on our business and ability to effectively compete in the market.

     We have limited protection of our proprietary technology and intellectual property and face potential infringement claims. Our success depends, in part, on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, partners, and customers. We currently have eight U.S. patents, one Canadian patent, and one Japanese patent directed to various aspects of our software application suites. We pursue the registration of certain of our trademarks and service marks in the U.S. and in certain other countries. However, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and effective patent, copyright, trademark, and trade-secret protection may not be available in other jurisdictions. Nevertheless, we believe that the following factors are more essential to protecting our technology leadership position:

    - technological and creative skills of our personnel

    - new product developments

    - frequent product enhancements

    - name recognition

    - customer education and support

    - reliable product support

     We generally enter into confidentiality or license agreements with our employees, customers, consultants, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurances that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of others' proprietary rights, or to defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect our business, operating results, or financial condition.

     We generally license our products to end users through standard license agreements. Each agreement is negotiated individually and may contain variations. We also license our products to independent third-party distributors with a right to sub-license. Although we establish the conditions under which our products are licensed by our distributors to end users, there can be no assurance that our distributors do not deviate from such conditions.

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

     We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. There can be no assurance that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any of these licenses would result in delays or reductions in product shipments until we could identify, license, or develop and integrate equivalent technology. Any such delays or reductions in product shipments would materially adversely affect our business, operating results, or financial condition. Although we are generally indemnified by third parties against claims that such third parties' technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure in the event that technology licensed from a third-party infringes on another party's proprietary rights. We currently do not maintain liability insurance to protect against this risk. There can be no assurance that such infringement claims will not be asserted against us or that such claims would not materially affect our business. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

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

     Our stock price is volatile, and there is a risk of litigation. The trading price of our common stock has, in the past, and may, in the future, be subject to wide fluctuations in response to factors including, but not limited to, the following:

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

     - announcements of technological innovations made by us or our competitors

     - our or our competitors' new products or the acquisition of significant customers

     - developments with respect to our or our competitors' patents, copyrights, or other proprietary rights

     - changes in recommendations or financial estimates by securities analysts

     - the announcement of acquisitions or other significant transactions by us or our competitors

     - changes in management

     - conditions and trends in the software industry in general

     - general market and economic conditions and other factors

     - domestic or international terrorism

     Fluctuation in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such suits could result in substantial cost and divert management's attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability. There can be no assurance that there will not be lawsuits in the future.

     Control by existing shareholders could significantly influence matters requiring stockholder approval. As of January 24, 2002, J.D. Edwards' executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 27.6% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

     Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased cost of doing business. Due to increasing popularity and use of the Internet, it is possible that state and federal regulators could adopt laws and regulations that impose additional burdens on companies conducting business online. For example, the growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. Moreover, the application of existing Internet laws in various jurisdictions governing issues such as property ownership, sales tax, libel, and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could decrease the expansion of the Internet, causing our costs to increase and our growth to be harmed.

     Our stockholder rights plan or anti-takeover provisions and Delaware law could materially affect our stockholders. Certain provisions of our Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders. This, as well as the anti-takeover provisions of our Certificate of Incorporation and Bylaws, could adversely affect the market price of our common stock and affect the value of our stockholders' investment.

     In addition, we recently adopted a stockholder rights plan. Under the plan, we issued a dividend of one right for each outstanding share of common stock to stockholders of record as of November 26, 2001. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

ITEM 2. PROPERTIES

     Our corporate headquarters and executive offices are in Denver, Colorado, where we lease approximately 812,000 square feet of space in multiple facilities. The leases on these facilities expire at various dates ranging from 2002 through 2004. We also lease approximately 430,000 square feet of space, primarily for regional sales and support offices, elsewhere in the U.S. Additionally, we lease approximately 522,000 square feet of office space in countries outside the U.S., used primarily for sales and support offices. Expiration dates on sales and support office leases range from 2002 to 2023. See
Note 11 of Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6, for information regarding our obligations under facilities leases and financing activities.

ITEM 3. LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the Complaint) was filed on March 21, 2000. The Complaint purported to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998, and December 3, 1998. The Complaint alleged that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff was seeking to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period.

     The Company has reached a settlement in principle of these shareholder class action lawsuits. The terms of the settlement are still being resolved, but management believes the final terms will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The negotiated settlement will be funded entirely with proceeds from the Company's directors and officers' insurance policies. The final settlement agreement is subject to Court approval and class notice provisions.

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

OUR EXECUTIVE OFFICERS

     Our executive officers and their ages as of January 16, 2002, were as follows:

NAME                          AGE                         POSITION(S)
----                          ---                         -----------
Robert M. Dutkowsky.........  47    President and Chief Executive Officer
John H. Bonde...............  56    Executive Vice President and Chief Operating Officer
Richard E. Allen............  44    Executive Vice President, Finance and Administration,
                                    and Chief Financial Officer
Leslie E. Wyatt.............  51    Senior Vice President and Chief Marketing Officer
Harry Debes.................  50    Senior Vice President, Americas Sales and Consulting
                                    Services
Richard Mathews.............  37    Senior Vice President, International Sales
David A. Siebert............  43    Group Vice President, WorldSoftware and Channel
                                    Operations
Pamela L. Saxton............  49    Vice President of Finance, Controller, and Chief
                                    Accounting Officer
Richard G. Snow, Jr. .......  56    Vice President, General Counsel, and Secretary

     Robert M. Dutkowsky has been President and Chief Executive Officer of the Company since January 2002. Mr. Dutkowsky joined J.D. Edwards from Teradyne, Inc., where he was President of its Assembly Test Division. Previously he had been Chairman, President, and Chief Executive Officer of GenRad, Inc., which was acquired by Teradyne in October 2001. Prior to joining GenRad in 2000, Mr. Dutkowsky was with EMC, where he served as Executive Vice President responsible for global sales, marketing, alliances, and customer service. He served as President of Data General in 1999, when it was acquired by EMC. Previously, Mr. Dutkowsky held management positions at IBM during his 20-year employment with the company. Mr. Dutkowsky holds a Bachelor of Science degree in Industrial and Labor Relations from Cornell University, and is a member of the board of directors of Network Associates.

     John H. Bonde has been Executive Vice President and Chief Operating Officer of the Company since February 2001. Prior to joining J.D. Edwards, Mr. Bonde was the President and CEO of Tachyon, Inc. Previously he was employed in a variety of management positions at Los Angeles Cellular Telephone Company, BellSouth Cellular Company, and IBM. Mr. Bonde holds a B.S. in economics from City University of New York and an M.B.A. from Columbia University.

     Richard E. Allen has served as Executive Vice President, Finance and Administration, since August 2000. Prior to becoming Executive Vice President, Mr. Allen served as Vice President, Finance and Administration, from January 1990 through October 1997 and as Senior Vice President, Finance and Administration, from November 1997 to August 2000. Mr. Allen has served in the capacities of Chief Financial Officer, Treasurer, and Assistant Secretary since January 1990. From August 1985 to September 1994, Mr. Allen served as Controller of the Company and as Secretary from March 1986 to January 1990. Mr. Allen holds a B.S. in business administration from Colorado State University.

     Leslie E. Wyatt has been Senior Vice President and Chief Marketing Officer since February 2001. Mr. Wyatt most recently served as Senior Vice President, Worldwide Marketing, of Harbinger Corporation, an e-commerce software provider. Before that he held various positions during his 17-year employment at Texas Instruments, including Director of Strategic Marketing for Texas Instruments Software. Mr. Wyatt holds a B.S. in software design from Arizona State University and an M.S. in computer science from Arizona State University.

     Harry Debes has been Senior Vice President, Americas Sales and Consulting Services since August 2001. From May 2001 until August 2001, Mr. Debes served as a consultant to J.D. Edwards. Mr. Debes joined J.D. Edwards from GEAC Enterprise Solutions Americas, where he served as President of GEAC Americas for two years. Prior to that, he spent more than eight years as the managing director for the company's Asia Pacific business. Mr. Debes holds a B.A. in history from the University of Toronto and an M.B.A. with an accounting major from McMaster University.

     Richard Mathews has been Senior Vice President, International Sales, since May 2001. From March 2000 to May 2001 he was Vice President and Managing Director of the Australia/New Zealand region. He also held the positions of managing director and Vice President of J.D. Edwards Australia and New Zealand from 1998 to 2000 and general manager of J.D. Edwards New Zealand from 1994 to 2000. Mr. Mathews holds a bachelor of commerce in accounting and a B.S. in mathematics from the University of Otago in New Zealand.

     David A. Siebert has been Group Vice President, WorldSoftware and Channel Operations, since June 2001. He also served as Group Vice President of Channel Operations from June 2000 to June 2001. From November 1997 to June 2000, he was Business Unit Director of the U.S. Central area. From May 1996 to November 1997, he was Industry Marketing Director and Director of Worldwide Marketing Consulting. Mr. Siebert holds a B.A. in business administration from Bethel College and an M.B.A. in operations management from DePaul University.

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

                                                               HIGH     LOW
                                                              ------   ------
2000
  First Quarter.............................................  $40.81   $22.81
  Second Quarter............................................   44.98    15.38
  Third Quarter.............................................   18.50    10.50
  Fourth Quarter............................................   26.75    13.06
2001
  First Quarter.............................................  $29.00   $15.00
  Second Quarter............................................   15.13     6.89
  Third Quarter.............................................   14.14     7.94
  Fourth Quarter............................................   13.03     6.10

     As of January 24, 2002, there were 1,124 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividend on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

     On November 16, 2001, in connection with our acquisition of YOUcentric, Inc., we acquired 100 percent of the capital stock of YOUcentric, Inc., valued at $86 million, in exchange for $80 million of our common stock, or approximately 7.7 million shares, and $6 million in cash. We believe that the securities issued were exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) thereof. The terms and conditions of the share exchange were approved by the Secretary of State of North Carolina after a public hearing on the fairness of such terms and conditions.

     (b) We have an active stock repurchase program that was primarily designed to offset the effects of share issuances under our option plans and our employee stock purchase plan (see Note 4 of Notes to Consolidated Financial Statements). One element of the program is effecting such stock repurchases through forward purchases and put and call transactions. At October 31, 2001, there were no outstanding forward contracts that required the future purchase of common stock. During fiscal 2001, we executed settlements of contracts to purchase approximately 5.0 million shares of our common stock for $94.4 million in cash, which included contracts for 2.2 million shares, that upon settlement, were sold to a counter-party with whom we simultaneously entered into forward contracts to repurchase the shares at a later date. At October 31, 2001, approximately 1.7 million of the repurchased shares have been reissued to fund our ESPP and the discretionary 401(k) Plan contribution, and approximately 3.6 million remaining shares were held as treasury stock to fund future stock issuances.

     All of these transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. We did not make a public solicitation in the placement of these securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statements of operations data provided for the years ended October 31, 1999, 2000, and 2001, and the consolidated balance sheet data as of October 31, 2000 and 2001, are derived from, and are qualified by reference to, our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended October 31, 1997 and 1998, and the consolidated balance sheet data as of October 31, 1997, 1998, and 1999, are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period. We have never declared or paid any cash dividend on our common stock. (See "Consolidated Financial Statements" under Item 14(a)). The following selected consolidated financial data should be read in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                              YEAR ENDED OCTOBER 31,
                                                             ---------------------------------------------------------
                                                               1997       1998        1999         2000        2001
                                                             --------   --------   ----------   ----------   ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue:
  License fees.............................................  $248,707   $386,081   $  312,817   $  419,103   $ 271,869
  Services.................................................   399,105    547,901      631,414      581,962     602,111
                                                             --------   --------   ----------   ----------   ---------
        Total revenue......................................   647,812    933,982      944,231    1,001,065     873,980
Costs and expenses:
  Cost of license fees (including write-offs of certain
    third-party arrangements of $20.6 million in fiscal
    2001)..................................................    36,444     43,404       29,882       59,963      64,189
  Cost of services.........................................   244,640    349,689      408,293      366,081     323,888
  Sales and marketing......................................   176,031    261,400      334,201      367,050     292,758
  General and administrative...............................    69,850     83,450       94,241       97,556      91,963
  Research and development.................................    60,591     89,401      109,206      116,866      99,943
  Amortization and write-offs of acquired software and
    other intangibles(1)...................................        --         --        9,488       25,044      27,388
  Acquired in-process research and development(1)..........        --         --       26,141           --          --
  Restructuring and other related charges(2)...............        --         --           --       28,016      25,621
                                                             --------   --------   ----------   ----------   ---------
        Total costs and expenses...........................   587,556    827,344    1,011,452    1,060,576     925,750
Operating income (loss)....................................    60,256    106,638      (67,221)     (59,511)    (51,770)
Other income (expense):
  Interest and dividend income.............................     1,686     15,294       19,324       14,980      13,081
  Gain on sale of equity investments and product line......        --         --           --       24,582      (8,516)
  Foreign currency losses and other, net...................    (2,616)    (3,729)        (268)        (683)     (1,115)
                                                             --------   --------   ----------   ----------   ---------
Income (loss) before income taxes..........................    59,326    118,203      (48,165)     (20,632)    (48,320)
  Provision for (benefit from) income taxes(3).............    22,098     43,735       (8,941)      (5,210)    131,433
                                                             --------   --------   ----------   ----------   ---------
Net income (loss)..........................................  $ 37,228   $ 74,468   $  (39,224)  $  (15,422)  $(179,753)
                                                             ========   ========   ==========   ==========   =========
Net income (loss) per common share (4):
  Basic....................................................  $   0.46   $   0.76   $    (0.37)  $    (0.14)  $   (1.61)
                                                             ========   ========   ==========   ==========   =========
  Diluted..................................................  $   0.39   $   0.68   $    (0.37)  $    (0.14)  $   (1.61)
                                                             ========   ========   ==========   ==========   =========
Shares used in computing per share amounts:
  Basic....................................................    80,546     98,264      105,378      109,376     111,778
  Diluted..................................................    96,500    109,993      105,378      109,376     111,778

                                                                                  OCTOBER 31,
                                                              ----------------------------------------------------
                                                                1997       1998       1999       2000       2001
                                                              --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $224,437   $183,115   $113,341   $180,674   $231,952
Short- and long-term marketable securities and other
  investments...............................................   138,560    351,194    309,110    156,892      2,217
Total assets................................................   643,037    950,473    940,528    951,041    661,132
Common shares subject to repurchase, at redemption
  amount(5).................................................        --         --         --     89,113         --
Stockholders' equity........................................   396,861    583,996    592,720    470,998    299,059

---------------

(1) During fiscal 1999, 2000, and 2001 business acquisitions resulted in amortization of acquired intangible assets and the write-off of in-process research and development. Additionally, during fiscal 2001, we wrote off $2.5 million for the impairment of acquired workforce related to our business acquisitions. See Note 8 of Notes to Consolidated Financial Statements in Item 14.

(2) In fiscal 2000 and 2001, our Board of Directors approved two separate global restructuring plans resulting in charges to operations. For a discussion on the restructuring, see Note 7 of Notes to Consolidated Financial Statements in Item 14.

(3) During fiscal 2001, we provided a non-cash valuation allowance to fully offset the net deferred tax assets at October 31, 2001. The deferred tax benefit may still be used to the extent we generate taxable income in future periods. See Note 6 of Notes to Consolidated Financial Statements in Item 14.

(4) For a discussion of the computation of earnings per common share and weighted-average common shares outstanding, see Note 1 of Notes to Consolidated Financial Statements in Item 14.

(5) At October 31, 2000, we held certain forward purchase contracts requiring full physical settlement, and the aggregate redemption cost of $89.1 million was included in temporary equity with a corresponding decrease in additional paid-in capital. At October 31, 2001, there were no forward contracts outstanding requiring the future purchase of common stock. For a discussion on the share repurchase program, see Note 4 of Notes to Consolidated Financial Statements in Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1: Business -- Risk Factors."

OVERVIEW

     J.D. Edwards is a leading provider of agile, collaborative enterprise software. For more than 20 years, we have developed, marketed, and supported innovative, flexible solutions that help run multinational organizations, including more than 6,000 companies of all sizes. We deliver integrated, collaborative software for supply chain planning, procurement, and customer relationship management, in addition to supply chain execution (also known as Enterprise Resource Planning, or ERP), workforce management, and other functional support. To help customers rapidly achieve benefits from our software, we provide implementation and education services through our own direct services organization and business partners. Our services organization is focused on being a responsive and proactive extension of our software offerings. We distribute, implement, and support our software worldwide through 55 offices and more than 350 third-party business partners.

     Fiscal 2001 provided us with many challenges and opportunities. We made changes in our senior and mid-level management teams and realigned our organizational structure. We have identified specific industries and geographies where we can best compete and continue to evolve our current product and services fit for these markets. During fiscal 2001, we effected a revitalization plan that included restructuring activities that we believe will position us for sustainable growth and profitability as a result of increased focus on both sales and services revenue opportunities, improved customer focus, reduced cost of sales, a more efficient and effective organization, and will help us to align our resources on profitable targeted industries and geographies. We will continue to focus on improving revenue growth, organizational effectiveness, and profitability throughout fiscal 2002.

     We historically have experienced and expect to continue to experience a high degree of seasonality in our business operations, which is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters. While the changes discussed above are affecting our current year results, we expect to continue to experience seasonality in future periods. See "Risk Factors -- Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could adversely affect the price of our stock."

     While we have made and continue to make organizational changes to position ourselves to meet our long-term goals, we expect that the recent downturn in the global economy and the seasonality in our business operations may have a negative impact on our short-term financial performance. Based on current projections for the first quarter of fiscal 2002, we expect total revenue to decline compared to the first quarter of fiscal 2001. Additionally, the maturity of the traditional enterprise resource planning market, challenges of entering new markets, the slowdown in global economic conditions, strong competitive forces, and potential negative effects from organizational and management changes could reduce revenue and reduce or eliminate improvements in operating margins. These uncertainties have made forward-looking projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth that will be achieved, if any, or of a return to net profitability or that our financial condition, results of operations, cash flows, and market price of our common stock will not continue to be adversely affected by the aforementioned factors.

     During November 2001, we completed our acquisition of YOUcentric, Inc. (YOUcentric). YOUcentric is a provider of Java-based customer relationship management (CRM) software, including applications for sales force automation, campaign management, contact center management, and partner relationship management. Under the terms of the transaction, we acquired 100 percent of the capital stock of YOUcentric, Inc., valued at $86 million, in exchange for $80 million in J.D. Edwards common stock and $6 million in cash. Most of YOUcentric's executive team and employees will remain with J.D. Edwards in Charlotte, North Carolina. Our consolidated statement of operations for October 31, 2001 does not include any revenue or expense related to the YOUcentric acquisition.

RESULTS OF OPERATIONS

     Our financial results for fiscal 2001 reflected an operating loss of $51.8 million, compared to $59.5 million for fiscal 2000. The improvement is primarily due to our focus on organizational effectiveness, which included a 7% Company-wide decrease in headcount over the past year resulting in increased operating efficiencies and decreased expenses for fiscal 2001. Operating expenses before amortization of acquired intangibles and restructuring charges for fiscal 2001 declined to $872.7 million from $1.0 billion for fiscal 2000. The operating loss for fiscal 2001 included restructuring and related charges of $25.6 million and amortization and write-offs of acquired intangibles of $27.4 million. Comparatively, the fiscal 2000 operating loss included restructuring and related charges of $28.0 million and amortization of acquired intangibles of $25.0 million. The net loss for fiscal 2001 was $179.8 million, or $1.61 per share, compared to a net loss of $15.4 million, or $0.14 per share for fiscal 2000. The net loss for fiscal 2001 included a non-cash valuation allowance to fully reserve for our deferred tax assets. This non-cash valuation allowance was recorded due to the uncertainties surrounding the realization of the deferred tax assets resulting from our cumulative operational losses in fiscal 1999, 2000, and 2001, among other things. The benefit of the deferred taxes may still be used to the extent we generate taxable income in future periods.

     The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                              YEAR ENDED OCTOBER 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Revenue:
  License fees..............................................   33.1%    41.9%    31.1%
  Services..................................................   66.9     58.1     68.9
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Costs and expenses:
  Cost of license fees (including write-offs of certain
     third-party arrangements of $20.6 million in fiscal
     2001)..................................................    3.1      5.9      7.3
  Cost of services..........................................   43.2     36.6     37.1
  Sales and marketing.......................................   35.4     36.7     33.6
  General and administrative................................   10.0      9.7     10.6
  Research and development..................................   11.6     11.7     11.4
  Amortization and write-offs of acquired software and other
     intangibles............................................    1.0      2.5      3.1
  Acquired in-process research and development..............    2.8       --       --
  Restructuring and other related charges...................     --      2.8      2.9
                                                              -----    -----    -----
          Total costs and expenses..........................  107.1    105.9    106.0
Operating loss..............................................   (7.1)    (5.9)    (6.0)
Other income, net...........................................    2.0      3.9       .4
                                                              -----    -----    -----
Loss before income taxes....................................   (5.1)    (2.0)    (5.6)
  (Benefit from) provision for income taxes.................    (.9)     (.5)    15.0
                                                              -----    -----    -----
Net loss....................................................   (4.2)%   (1.5)%  (20.6)%
                                                              =====    =====    =====
Gross margin on license fee revenue (including write-offs of certain third-party arrangements of $20.6 million in
  fiscal 2001)..............................................   90.4%    85.8%    76.4%
Gross margin on license fee revenue (excluding write-offs of certain third-party arrangements of $20.6 million in
  fiscal 2001)..............................................   90.4%    85.8%    84.0%
Gross margin on service revenue.............................   35.3%    37.0%    46.2%

  Fiscal Years Ended October 31, 2000 and 2001

     Total revenue. We license software under non-cancelable license agreements and provide related services, including consulting, support, and education. We recognize revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions," as well as Technical Practice Aids (TPA) issued from time to time by the American Institute of Certified Public Accountants. We adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of fiscal 2001. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. Our adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001, did not have a material impact on our licensing or revenue recognition practices. Additionally, we do not currently anticipate that the adoption of SAB No. 101, as amended, will have a future material impact on our consolidated financial position, results of operations, or cash flows.

     In general, we recognize license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Consulting and education services are separately priced and generally are available from a number of suppliers and are not essential to the functionality of our software products. Revenue from these services is recorded separately from the license fees as the services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. We anticipate that the majority of our arrangement fees will continue to be recognized as described above. We do not require collateral for receivables; however, an allowance is maintained for potential losses. In certain instances where services are deemed essential to the customer's use of the software, the entire arrangement is accounted for in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts."

     In fiscal 2001, our total revenue decreased 12.7% to $874.0 million compared to $1.0 billion for fiscal 2000. The revenue mix between license fees and services was 31.1% and 68.9%, respectively, for fiscal 2001 compared to 41.9% and 58.1%, respectively, for fiscal 2000. We believe the decrease in total revenue was primarily a result of a continued general downturn in the U.S. economy as well as decreased productivity within the sales organization caused by organizational and leadership changes throughout fiscal 2001.

     A portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the U.S. dollar and their affect on our total revenues were immaterial during fiscal 2001 and fiscal 2000. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country's general economic and political environment or foreign exchange rates may have a material adverse impact on our total revenue and results of operations.

     For fiscal 2001, the geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 63%, 20%, and 17% of total revenue, respectively. The geographic breakdown of total revenue for fiscal 2000 was 65%, 20%, and 15% for the U.S., EMEA, and the rest of the world, respectively.

     License fees. License fee revenue declined 35.1% to $271.9 million for fiscal 2001 compared to $419.1 million for fiscal 2000. During fiscal 2001, license transactions exceeding $1.0 million decreased to 63 transactions, representing $118.2 million or 43% of license fee revenue, compared to 73 transactions, representing $190.0 million or 45% of license fee revenue, for fiscal 2000. The total number of transactions for fiscal 2001 decreased 24% to 1,290 compared to 1,704 for fiscal 2000. We increased our total number of customers by 5% compared to the end of fiscal 2000 to over 6,300 at October 31, 2001. The percentage of license revenue from new customers was 56% for fiscal 2001 compared to 46% for fiscal 2000. Additionally, revenue resulting from reseller arrangements for fiscal 2001 declined compared to fiscal 2000, mainly due to our exit from certain third-party reseller arrangements. The mix of revenue from new and existing customers varies from quarter to quarter, and our future growth is dependent on our ability to both retain our installed base of customers while adding new customers, as well as our ability to offer competitive products. There can be no assurance that our license fee revenue, results of operations, cash flows, and financial condition will not be adversely affected in future periods as a result of continued downturns in global economic conditions, or intensified competitive pressures, or that we will be able to successfully integrate or realize the expected benefits of our YOUcentric acquisition.

     Services. Services revenue consists of fees generated by our personnel providing direct consulting, education, and software maintenance services to customers, fees generated through subcontracted third-party arrangements, and referral fees from service providers who contract directly with customers. Services revenue for fiscal 2001 increased 3.5% to $602.1 million from $582.0 million for fiscal 2000. This increase is primarily a result of increased software maintenance revenue, offset in part by a decline in consulting and education revenue. The increase in maintenance is primarily a result of an increase in maintenance pricing effected early in fiscal 2001, our growing installed base of customers, and consistent maintenance renewal rates. We expect maintenance revenue to continue to rise during fiscal 2002 as a result of additional increases in our maintenance pricing, as well as our effort to continue to increase our install base of customers and maintain consistent maintenance renewal rates. Additionally, we currently offer new premium levels of support to our new and existing customers that are priced higher than standard customer support. There can be no assurance, however, that we will maintain consistent maintenance renewal rates in the future due to the increase in prices, that we will achieve maintenance revenue growth resulting from the premium level of customer support being offered.

     The decline in consulting revenue for fiscal 2001 is attributed to low utilization and revenue realization rates in the first half of fiscal 2001 due to lower direct service engagements and less direct-revenue-generating consulting positions. As a result of the revitalization plan discussed previously, consulting utilization and revenue realization rates improved during the last half of fiscal 2001 due to our focus on generating more direct service engagements and reassigning existing employees to direct-revenue consulting positions. For fiscal 2002, we have initiated an incentive program for our account executives to sell direct service engagements and will continue to focus on improved consulting utilization and revenue realization rates. We also intend to continue pursuing business partner relationships under both subcontract and referral arrangements.

     The decline in education revenue for fiscal 2001 is attributed to the consolidation or elimination of education classes due to less customer demand for classroom training and a slowdown in customer travel subsequent to September 11, 2001. We intend to offer more custom on-site customer training as well as on-line offerings throughout fiscal 2002.

     In any period, total services revenue is dependent on license transactions closed during the current and preceding periods, the growth in our installed base of customers, the amount and size of consulting engagements, and the level of competition from alliance partners for consulting and implementation work. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, education, and maintenance revenue, the mix of direct, subcontract, and referral arrangements from our business partners. Additionally, services revenue is dependent on the availability of our internal service provider consultants to staff engagements, the number of customers referred to alliance partners for education services, the number of customers who have contracted for support and the related support fees, billing rates for education courses, and the number of customers purchasing education services.

     Total costs and expenses. Our total costs and expenses declined 13% to $925.8 million for fiscal 2001 from $1.1 billion for fiscal 2000. Operating expenses before amortization of acquired intangibles and restructuring charges for fiscal 2001 declined to $872.7 million, or 13%, from $1.0 billion for fiscal 2000. Operating expenses for fiscal 2001 included restructuring and related charges of $25.6 million and amortization and write-offs of acquired intangibles of $27.4 million. Comparatively, the fiscal 2000 operating expenses included restructuring and related charges of $28.0 million and amortization of acquired intangibles of $25.0 million. The decrease in operating expenses is due to the cost savings and organizational changes effected in our fiscal 2000 restructuring plan and the fiscal 2001 restructuring plan. There was a 7% reduction in Company-wide headcount as a result of the fiscal 2000 and 2001 restructuring plans. These reductions have caused Company-wide salary expense for fiscal 2001 to decline by $35.8 million, or 10% compared to fiscal 2000. Additionally, as part of the review of our business approach, our employee bonus plan was replaced by a profit sharing plan that resulted in a decrease in bonus expense for fiscal 2001 of $14.5 million compared to fiscal 2000. Also of significance, travel and entertainment expenses declined across our organization for fiscal 2001 by $24.0 million or 35% compared to fiscal 2000, primarily due to our overall focus on cost savings, reduced number of employees, and hesitancy to travel subsequent to September 11, 2001.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal projects and contractual payments to third parties for source code and license fees), documentation, and software delivery expenses. The total dollar amount for cost of license fees increased 7% to $64.2 million for fiscal 2001 from $60.0 million for fiscal 2000. The increase is primarily due to the exit from certain third-party agreements and related write-offs of $20.6 million during fiscal 2001. We wrote off $12.8 million in prepaid reseller royalties associated with the exit of certain third-party reseller agreements. We wrote off an additional $7.8 million of capitalized third-party products resulting from a change in strategy related to a portion of our XPI product. These write-offs were partially offset by lower royalties on other reseller agreements due to lower related revenue during fiscal 2001. Since 1998, we have had reseller and product-right relationships with organizations whose products enhance our solutions. This allows us to manage internal development resources, while at the same time offering our customers a broad spectrum of products and services. The terms of each third-party agreement vary; however, as we recognize license revenue under the reseller provisions in these agreements, a related royalty is charged to cost of license fees.

     We record amortization expense on our capitalized software, excluding software acquired as part of a business acquisition, on a straight-line basis (generally three years) to cost of license fees beginning once the product is generally available. During fiscal 2000, we recorded amortization expense of $1.0 million related to costs capitalized on our initial release of OneWorld. During fiscal 2001, amortization of capitalized software was $11.4 million excluding software acquired as part of business acquisitions, which was primarily related to major enhancements of our OneWorld applications.

     Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products subject to royalty payments. During fiscal 2001, gross margin on license fee revenue decreased to 76.4% from 85.8% for fiscal 2000. The decline was primarily a result of the write-off of $20.6 million associated with the exit of certain third-party arrangements discussed above, and declines in license fee revenue for fiscal 2001. Excluding these write-offs, the gross margin for fiscal 2001 was 84.0%, compared to 85.8% for fiscal 2000.

     Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. We seek to provide our customers with high-quality implementation and education services in the most efficient and effective manner. Cost of services for fiscal 2001 decreased 11.5% to $323.9 million from $366.1 million for fiscal 2000. The decrease for the period was due in part to a decline in business partner subcontracted professional services revenue, where costs of services are greater than costs of direct services. Additionally, there was a decrease in education revenue and related costs attributable to the elimination and consolidation of several training facilities as part of our fiscal 2001 restructuring and overall consolidation of training classes. Additionally, an 11% decline in headcount from October 31, 2000, resulting from the fiscal 2001 restructuring, contributed to declines in bonus, salary, and travel and entertainment expenses.

     The gross margin on services revenue for fiscal 2001 improved to 46.2% compared to 37.0% for fiscal 2000. The increase is due to increased maintenance revenue, improved internal consultant utilization from direct service engagements and higher margins on education services. Generally, maintenance revenue produces a higher margin than professional services and education revenue. Gross margins on services revenue for fiscal 2002 will depend on the mix of total services revenue, the extent to which we are successful in increasing the utilization of our revenue-generating consulting employees and the number of direct service engagements, as well as the extent to which we utilize our service partner relationships under either subcontract or referral arrangements.

     Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for fiscal 2001 decreased 20.2% to $292.8 million from $367.1 million for fiscal 2000. The decline was due to a 12% decrease in headcount resulting primarily from the restructurings that decreased salary, bonus, travel and entertainment, and other office occupancy expenses. Additionally, commission expense was lower in fiscal 2001 from fiscal 2000 due to reduced revenue from license fees. These overall decreases were offset in part by increased advertising and promotion expense as we are focused on improving and increasing our market presence through increased marketing initiatives and programs.

     General and administrative. General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense for fiscal 2001 decreased 5.7% to $92.0 million from $97.6 million for fiscal 2000. The total dollar amount of expense declined due to a 10% decline in headcount since October 31, 2000, resulting primarily from the restructurings that decreased salary, bonus, and travel and entertainment expenses. The overall decline from fiscal 2000 was offset, in part, by increased costs in outside contract professional services associated with our revitalization plan efforts.

     Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, minor enhancements, upgrades, testing, quality assurance, documentation, and translation, net of any capitalized internal development costs. R&D expense for fiscal 2001 decreased 14.5% to $100.0 million compared to $116.9 million for fiscal 2000 and was 11.4% of total revenue. The decrease was primarily due to increased capitalization of internal software development costs during fiscal 2001. Additionally, our overall cost savings efforts resulted in decreased bonus, travel and entertainment, and other office occupancy expense. Including current period capitalized internal development cost, R&D expenditures were $130.0 million for fiscal 2001, representing 15% of total revenue. Including current period capitalized internal development costs, R&D expenditures were $159.9 million for fiscal 2000, representing 16% of total revenue.

     During fiscal 2001, we continued to devote development resources to major enhancements and new products associated with our OneWorld application suites, as well as to the integration of our internally developed applications with third-party applications. In addition to our internal R&D activities, we are outsourcing the development of software for specialized industries, and we recently acquired source code rights for certain enterprise interface applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During fiscal 2001, we capitalized $29.2 million associated with internal development costs and $8.2 million of costs related to third-party product rights and outsourced development. During fiscal 2000, we capitalized $12.0 million associated with internal development costs and $31.4 million of costs related to third-party product rights and outsourced development. During fiscal 2001, we wrote off $7.8 million of capitalized third-party product costs resulting from a change in strategy related to a portion of our XPI product.

     We anticipate that the costs of certain of these development projects will continue to be capitalized in the future. In addition, we expect total development expense to increase in subsequent periods due to the planned development of new technologies, the addition of key development personnel, and the YOUcentric acquisition. We are continuing our ongoing internal product enhancements in e-business and other areas of new technology, as well as integration of such modules as advanced planning and scheduling, and e-procurement.

     Amortization and write-offs of acquired software and other intangibles. Total amortization for fiscal 2001 related to software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $11.6 million, $3.3 million, $5.6 million, and $4.4 million, respectively. Total amortization for fiscal 2000 related to software, in-place workforce, customer base, and goodwill was $11.8 million, $3.2 million, $5.6 million, and $4.5 million, respectively. Amortization of acquired intangibles resulting from the acquisition of our longstanding business partner serving Australia and New Zealand began in the second quarter of fiscal 2000.

     During the fourth quarter of fiscal 2001, we performed an impairment analysis of our acquired intangibles under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This impairment analysis was performed as a result of the overall decline in our stock price during fiscal 2001, the year over year decline in revenue from fiscal 2000, increased operating losses compared to prior fiscal periods, and our fiscal 2001 restructuring. We retained an independent appraisal firm to perform valuations and review our acquired software, customer base, and goodwill for impairment. The estimated fair value of in-place workforce represented a replacement cost estimate, and our impairment testing was based on employee turnover within each acquired organization since the respective acquisition dates. Our impairment analysis resulted in a write-off of $2.5 million of intangible workforce assets during the fourth quarter of fiscal 2001. Software, customer base, and goodwill were reviewed by analyzing the forecasted undiscounted cash flows from operations for the enterprise and the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired.

     Fiscal 2001 restructuring and related charges and exit from certain third-party arrangements. During the second and third quarters of fiscal 2001, our Board of Directors approved a two-phased strategic global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by our operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and to condense or close some operating facilities. The fiscal 2001 restructuring plan consists of two phases (Phase I and Phase II), initiated during the second and third quarters of fiscal 2001, respectively. We expect that the remaining actions, such as office closures or consolidations and lease terminations, will be completed by April 2002.

     We incurred charges during fiscal 2001 for termination salaries, benefits, outplacement, and other related costs in the amount of $1.8 million for the employees terminated in the second quarter of fiscal 2001 as part of Phase I, and $7.1 million to the employees terminated in the third quarter of fiscal 2001 as part of Phase II. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. We decreased our workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II across administrative, professional, and management positions and various functions of our business. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001, and all employee terminations as part of Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide transitional services to us (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

     Combined Phase I and Phase II operating lease buyouts and related costs in the amount of $1.5 million are the costs associated with the early termination of leases for personal computer equipment and equipment in training facilities or technology labs that were no longer necessary for operations due to the reduced workforce and the closure or consolidation of those training facilities or technology labs in accordance with the fiscal 2001 restructuring plan.

     In addition to the decrease in employee positions, Phase II of the fiscal 2001 restructuring plan provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs in the amount of $10.9 million are the estimated net costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, offset by estimated sublease income in accordance with the fiscal 2001 restructuring plan. We closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the U.S., Europe, and the Asia Pacific region. All office consolidations and closures are expected to be completed no later than April 2002.

     During the third and fourth quarters of fiscal 2001, we wrote off $3.5 million of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the third and fourth quarters of fiscal 2001.

     We recorded immaterial adjustments to both the Phase I and Phase II restructuring charges during fiscal 2001. For a detailed reconciliation refer to
Note 7 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6.

     We reviewed our business alliances during fiscal 2001. As a result of this review, we decided to exit certain reseller arrangements for which prepaid royalty balances existed. We wrote off $12.8 million in prepaid royalties associated with these third-party agreements and $7.8 million of capitalized third-party products resulting from a change in strategy related to a portion of our XPI product. These charges are included in cost of license fees on the accompanying consolidated statement of operations.

     Based on recent calculations, the organizational changes effected during fiscal 2001 are expected to result in ongoing annual savings across all functional areas of approximately $60.0 million, and we believe that these actions will position us for more profitable and sustainable growth. There can be no assurance of our future level of operating expenses or other factors that may affect future operating results.

     Fiscal 2000 restructuring and related charges. We completed all actions related to the fiscal 2000 restructuring as of April 30, 2001. The outstanding accrual of $2.9 million remaining at October 31, 2001, primarily consisted of lease obligations for office and training facilities closed or consolidated and will be paid over the remaining lease terms. Reductions in accrual amounts will continue to occur until all remaining obligations have been settled by 2007. We recorded adjustments to decrease the restructuring accrual by $656,000 during fiscal 2001. The adjustments are primarily a result of the final amount of operating lease buyouts being effectively reduced from the original estimate and successful elimination of further rental obligations on office closures earlier in the fiscal year. Additionally, the charge was also reduced as a result of favorable negotiations and reduced obligations surrounding employee termination costs. Cost true-ups subsequent to April 30, 2001, related to the fiscal 2000 restructuring were recorded through normal operations with no impact to the restructuring charge. For further details on the fiscal 2000 restructuring see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Fiscal Years Ended October 31, 1999 and 2000," in this Annual Report on Form 10-K.

     Other income (expense). Other income and expenses include interest and dividend income earned on cash, cash equivalents, and investments, gains and losses on equity investments and product lines, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest and dividend income decreased during fiscal 2001 compared to fiscal 2000 primarily due to lower cash, cash equivalents, and investments balances during fiscal 2001, as well as lower interest rates. During fiscal 2001, a $7.2 million loss was recognized for declines in value of marketable equity securities of certain technology enterprises that were deemed to be other than temporary. Comparatively, during fiscal 2000, other income included an $18.9 million gain realized on the sale of marketable equity investments of technology enterprises. We may invest in other companies in the future. Investments in technology enterprises, and companies with recent initial public offerings in particular, are highly volatile. Our future results of operations could be adversely affected should the values of these investments decline below the amounts invested by us. Additionally, our $5.9 million note receivable from a privately held company related to the sale of a product line was not collected when due. Accordingly, during the second quarter of fiscal 2001, we recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the collateral. We previously allocated the total proceeds from this sale to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income in the first quarter of fiscal 2000. Also, included in other income and expense were net foreign exchange transaction gains of $741,900 for fiscal 2001, and net foreign exchange transaction losses of $422,000 for fiscal 2000. The gains related primarily to the overall downturn in the U.S. economy during fiscal 2001 and the weakening of the U.S. dollar against foreign currencies. The losses during fiscal 2000 related primarily to the overall strengthening of the U.S. dollar against European currencies.

     We use hedging instruments to help offset the effects of exchange rate changes on cash exposures from assets and liabilities denominated in foreign currency. Gains and losses on these instruments are included with foreign currency gains and losses on the transactions being hedged and are recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized.

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

     (Benefit from) provision for income taxes. Our effective income tax rate was a negative 272% for fiscal 2001 compared to 25% for fiscal 2000. This change is primarily due to providing a non-cash valuation allowance during fiscal 2001 to fully offset deferred tax assets at October 31, 2001. We considered a number of factors, including our cumulative operating losses in fiscal 1999, 2000, and 2001, including acquisition-related charges and restructuring charges. Based on the weight of both positive and negative evidence regarding the recoverability of deferred tax assets, we concluded that a valuation allowance was required to fully offset the net deferred tax assets. The benefit of the deferred taxes may still be used to the extent we generate taxable income in future periods. Included in the deferred tax asset balance at October 31, 2001, are approximately $121.4 million in tax-effected net operating losses (NOLs), or $309.1 million on a gross basis. Approximately $84.4 million of the deferred tax asset related to tax-effected NOLs generated from the benefit from employee stock plans. Realization of the deferred tax asset associated with the NOLs is dependent on generating sufficient taxable income to utilize the NOLs prior to their expiration. Of the $309.1 million of gross NOLs, $121.2 million will expire in 2018, $52.5 million will expire in 2019, $69.0 million will expire in 2020, and $66.4 million will expire in 2021. During fiscal 2000, the restructuring and other related charges decreased the rate primarily due to differences in tax rates in various countries where the restructuring costs were incurred.

  Fiscal Years Ended October 31, 1999 and 2000

     Total revenue. In fiscal 2000, our total revenue exceeded $1.0 billion compared to $944.2 million in total revenue for fiscal 1999, a 6.0% increase and the highest annual revenue achieved in our history. This was driven by license fee revenue growth of 34% to $419.1 million in fiscal 2000 from $312.8 million in fiscal 1999. The revenue mix between license fees and services was 41.9% and 58.1%, respectively, for fiscal 2000 compared to 33.1% and 66.9%, respectively, for fiscal 1999. The significant change in revenue mix was primarily due to less demand for software implementations and education following the reduced licensing activity in fiscal 1999, continuing through the transition to the Year 2000. Additionally, higher license fee growth during fiscal 2000, fewer revenue-generating consulting employees and our recognition of less direct consulting revenue and less subcontract consulting revenue generated through third parties significantly contributed to the change. The growth in license fee revenue for fiscal 2000 was driven in part by our ability to offer a broad and integrated supply chain planning solution.

     A significant portion of our business was conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected our total revenue during fiscal 2000, primarily as a result of the weakening of the euro exchange rates against the U.S. dollar. Based on foreign exchange rates in effect at the beginning of our fiscal year compared to actual rates, total revenue would have been $21.7 million higher than the reported $1.0 billion, or an 8% increase over fiscal 1999 compared to the reported 6% increase.

     Geographically, the overall revenue growth for fiscal 2000 compared to fiscal 1999 was led by sales performance in the U.S. The U.S., EMEA, and the rest of the world accounted for 65%, 20%, and 15% of total revenue, respectively, for fiscal 2000. For fiscal 1999, the U.S., EMEA, and the rest of the world accounted for 61%, 24%, and 15% of total revenue, respectively.

     License fees. License fee revenue increased 34.0% to $419.1 million for fiscal 2000 from $312.8 million for fiscal 1999, primarily due to an increase in the overall average license fee transaction size in fiscal 2000, with over 70 transactions exceeding $1.0 million compared to 35 transactions exceeding $1.0 million in fiscal 1999. Approximately 45% of our total license fee revenue was generated from the transactions exceeding $1.0 million during fiscal 2000. The percentage of revenue from new customers was 46% for fiscal 2000 compared to 49% for fiscal 1999. We increased our number of customers by 9% from fiscal 1999 to over 6,000 at October 31, 2000. Our revenue mix continued to shift toward our OneWorld applications available for the Windows NT and UNIX platforms. During fiscal 2000, 43% of license activity was due to customers using the Windows NT or UNIX platforms compared to 33% in fiscal 1999.

     Services. Services revenue declined by 7.8% to $582.0 million for fiscal 2000 from $631.4 million for fiscal 1999. This decrease was primarily a result of less demand for software implementation and education following the reduced licensing activity in fiscal 1999, continuing through the first half of fiscal 2000 due to customers' concerns regarding potential Year 2000 systems issues. Additionally, our recognition of less direct consulting revenue and less subcontract consulting revenue generated through third parties significantly contributed to the change. The subcontracted consulting and education revenue decreased 35% in fiscal 2000 compared to fiscal 1999. Direct services decreased 2% in fiscal 2000 from fiscal 1999. The services revenue generated through subcontracted work accounted for 39% of the total consulting and education services revenue for fiscal 2000, compared to 49% for fiscal 1999. Additionally, compared to fiscal 1999, we had fewer revenue-generating consulting employees, which contributed to the decrease in direct services revenue. Customer support revenue increased in fiscal 2000, which somewhat offset the decline in consulting and education services, due to the growing installed base of customers and consistent maintenance renewal rates compared to fiscal 1999. As a percentage of total revenue, services revenue decreased during fiscal 2000 compared to fiscal 1999. This decline in the services mix was due to growth in license fee revenue coupled with the decreases in consulting services and decline in education revenue during fiscal 2000.

     Cost of license fees. The total dollar amount for the cost of license fees increased 100.7% to $60.0 million for fiscal 2000 from $29.9 million for fiscal 1999. The increase for fiscal 2000 was primarily due to certain reseller royalties from software transactions, in addition to royalties for certain embedded products. Capitalized OneWorld costs were fully amortized early in fiscal 2000. Amortization of capitalized OneWorld costs was $4.8 million for fiscal 1999 and $1.0 million for fiscal 2000. We capitalized additional software development costs in the amount of $43.4 million for fiscal 2000. These costs related to investments in third-party products that had been or would be embedded into OneWorld and provide new functionality. Additionally, we capitalized payments for outsourced development and internal costs for major product enhancements.

     The gross margin for fiscal 2000 was significantly affected primarily by the increase in certain reseller royalty expense from software transactions. The fiscal 2000 gross margin on license fee revenue decreased to 86% from 90% for fiscal 1999 as a result of these reseller royalties.

     Cost of services. Cost of services decreased 10.3% to $366.1 million for fiscal 2000 from $408.3 million for fiscal 1999. The decrease was primarily due to a smaller portion of services revenue generated through subcontracted work, which decreased the related third-party subcontract costs. The gross margin on services revenue increased to 37% for fiscal 2000 compared to 35% for fiscal 1999 primarily due to a change in the mix of total services revenue. Customer support revenue, which has a higher margin than consulting and education, increased as a percentage of total services revenue.

     Sales and marketing. Sales and marketing expense increased 9.8% to $367.1 million for fiscal 2000 from $334.2 million for fiscal 1999. The increase was primarily a result of commissions associated with the growth in software license fee revenue, higher advertising and promotion expenditures, and increased salaries due to the competitive market for personnel during fiscal 2000.

     General and administrative. General and administrative expense increased 3.5% to $97.6 million for fiscal 2000 from $94.2 million for fiscal 1999. The total dollar amount of expense was slightly higher in fiscal 2000 compared to fiscal 1999 primarily due to an increase in salaries, contract professional services, and certain other costs. General and administrative expenses as a percentage of total revenue remained essentially flat primarily due to increased efficiencies within support functions to manage the overall growth in our operations.

     Research and development. R&D expense increased 7.0% to $116.9 million for fiscal 2000 compared to $109.2 million for fiscal 1999. The increase in dollar amount was primarily due to an increase in headcount and higher salaries due to the competitive market for personnel, together with increases in related facilities and computer systems necessary to meet product development objectives, offset by costs capitalized during fiscal 2000. Including capitalized development expenditures, research and development expenditures were $159.9 million for fiscal 2000, or 16% of total revenue.

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

     In addition to our internal R&D activities, we outsourced the development of software for a specialized industry, and we acquired source code rights for certain enterprise interface applications and other embedded technology. During fiscal 2000, we capitalized $12.0 million associated with internal development costs and $31.4 million of third-party costs and outsourced development.

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

     The most significant in-process technology acquired was in development by Numetrix prior to the fiscal 1999 acquisition to provide an operational-level planning and scheduling optimization solution targeted at discrete manufacturing industries. Additionally, prior to the fiscal 1999 acquisition, a new demand-planning module was in the process of design by Numetrix to enhance enterprise-wide collaborative forecasting and address forecast reconciliation. Both technologies were released in October 2000. Another in-process technology of Numetrix, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. This technology is now part of our advanced planning solution. In-process technology acquired in our purchase of The Premisys Corporation is now functionally integrated with OneWorld and was released in August 2000.

     Restructuring and related charges. During fiscal 2000, the Board of Directors approved a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over several fiscal quarters, as our headcount and operating expenses grew at a faster rate than revenue. We also had incurred operating losses in certain geographic areas. We effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying our approach for providing certain services to our customers. Restructuring and related charges primarily consist of severance-related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000, and remaining actions, such as office closures or consolidations and lease terminations, were completed within a one-year time frame.

     Severance-related costs include the termination payments, benefits, outplacement, and other related costs paid to the employees terminated worldwide. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition.

     Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were generating losses, or where redundancy existed. We decreased our workforce by a total of 775 employees across most geographic areas and functions of our business, including administrative, professional, and management positions. All employee terminations occurred during the third quarter of fiscal 2000, although a limited number of involuntarily terminated employees continued to provide transitional services (generally 30 to 60 days from their termination date). Salary and benefits earned during the transition period were not included in the restructuring charge, and severance packages were only provided to the 688 involuntarily terminated employees.

     In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the restructuring plan. We closed or consolidated several facilities worldwide, including offices in Denver, Colorado, and regional offices in the U.S., Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters campus, with the remaining moves completed within a one-year time frame. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed during fiscal 2000.

     We also closed or downsized several under-utilized training facilities as a result of our modified training approach. Certain regional facilities, including Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey; and Toronto, Canada, were closed, downsized, or significantly reduced. These closures and reductions were completed by December 2000.

     The charge for operating lease buyouts and related costs represents the actual or estimated costs associated with the early termination of leases for computer equipment, phones, and automobiles that were no longer necessary for operations due to our reduced workforce and facilities.

     During fiscal 2000, we wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce. These assets were taken out of service and disposed of during fiscal 2000.

     We recorded adjustments to reduce the restructuring provision by $2.5 million in the fourth quarter of fiscal 2000. A portion of the adjustment related to favorable negotiations with a vendor through which we successfully reduced a contractual termination fee by $1.5 million. We also successfully negotiated higher sublease income associated with leased office space and subleased some vacated premises more quickly than anticipated for a total of $1.2 million. Additionally, net employee outplacement, severance, and termination costs were increased by $200,000 for other additional costs not anticipated in the original restructuring plan.

     Other income (expense). Interest and dividend income decreased to $15.0 million for fiscal 2000 from $19.3 million in fiscal 1999, primarily due to lower cash and investment balances throughout much of fiscal 2000. Included in other income and expense were net foreign exchange transaction losses of $422,000 for fiscal 2000 and a loss of $568,000 for fiscal 1999. The losses related primarily to the overall strengthening of the U.S. dollar against European currencies.

     We held short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology enterprises) that had a fair value at October 31, 2000, of $132.4 million and a gross unrealized loss of $509,000. During fiscal 2000, we realized losses of $747,000 from the sales of municipal bonds. These realized losses are shown in the accompanying statement of operations as a component of other income. In addition, during fiscal 2000, we made equity investments in certain publicly traded or privately held technology companies of $16.7 million, and we realized gains of $18.9 million from the sale of a portion of our investment. These realized gains are shown in the accompanying statement of operations as a component of other income. At October 31, 2000, these investments had a fair value of $24.5 million and a gross unrealized gain of $9.6 million. Additionally, during fiscal 2000, we allocated the total proceeds from the sale of a product line to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income.

     (Benefit from) provision for income taxes. Our effective income tax rate was 25% for fiscal 2000 compared to 19% for fiscal 1999. This change was due primarily to differences in tax rates in various countries where the restructuring costs were incurred during fiscal 2000 and certain acquisition-related charges that reduced the overall income-tax benefit for fiscal 1999. Excluding the effect of the restructuring charges and acquisition-related permanent differences, the rate for fiscal 1999 and fiscal 2000 was 37%.

     We had available approximately $14.6 million in foreign-tax-credit carryforwards, of which $4.8 million will expire in 2003, $8.4 million will expire in 2004, and $1.4 million will expire in 2005. We had a U.S. net operating loss carryforward (NOL) of approximately $270.5 million, of which $121.2 million will expire in 2018, $52.5 million will expire in 2019, and $96.8 million will expire in 2020. Additionally, an R&D credit carryforward of approximately $7.1 million was available, of which $3.5 million will expire in 2019 and $3.6 million will expire in 2020.

     We received a benefit from the tax deductions for compensation in excess of compensation expense recognized for financial reporting purposes. Such credit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees") and the date at which the compensation deduction for income tax purposes is determinable. Additional paid-in capital was increased by this tax benefit of $10.1 million and $22.6 million for fiscal years 1999 and 2000, respectively, and was included in the accompanying statement of changes in stockholders' equity.

     We had net deferred tax assets of $121.6 million at October 31, 2000, which included a valuation allowance of $9.7 million related to foreign tax credits. This valuation allowance was recorded because we could not utilize the foreign tax credits in fiscal 2000, and there was sufficient uncertainty as to whether the credits would be utilized prior to expiration. Also included in the deferred tax asset balance at October 31, 2000, was approximately $104.4 million in tax-effected NOLs. Approximately $77.4 million of the deferred tax asset related to NOLs was generated due to the benefit of dispositions from employee stock plans, which were recorded directly to stockholders equity in the accompanying consolidated balance sheets. Realization of the deferred tax asset associated with the NOLs is dependent on generating sufficient taxable income to utilize the NOLs prior to their expiration. The minimum amount of taxable income required to realize this asset was $302.5 million.

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

                                                                      THREE MONTHS ENDED
                             ----------------------------------------------------------------------------------------------------
                             JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,    OCTOBER 31,
                                2000         2000        2000        2000          2001         2001        2001         2001
                             -----------   ---------   --------   -----------   -----------   ---------   ---------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Revenue:
  License fees.............    $83,287      $81,742    $116,675    $137,399       $82,669      $62,322    $  50,005     $76,873
  Services.................    148,419      149,307     144,441     139,795       135,016      154,340      154,200     158,555
                               -------      -------    --------    --------       -------      -------    ---------     -------
        Total revenue......    231,706      231,049     261,116     277,194       217,685      216,662      204,205     235,428
Costs and expenses:
  Cost of license fees
    (including write-offs
    of certain third-party
    product arrangements of
    $7.8 million and $12.8
    million for the three
    months ended April 30,
    2001, and July 31,
    2001, respectively)....     12,904       14,122      15,457      17,480        15,662       17,131       21,491       9,905
  Cost of services.........     88,571       92,139      96,319      89,052        82,593       84,213       79,412      77,670
  Sales and marketing......     81,245       91,790      94,222      99,793        72,809       73,418       78,437      68,094
  General and
    administrative.........     22,934       25,218      25,319      24,085        23,700       23,773       21,229      23,261
  Research and
    development............     29,364       28,728      28,787      29,987        25,942       24,385       23,916      25,700
  Amortization and
    write-offs of acquired
    software and other
    intangibles............      5,878        6,392       6,470       6,304         6,211        6,144        6,614       8,419
  Restructuring and other
    related charges........         --           --      30,113      (2,097)        1,043        1,446       21,737       1,395
                               -------      -------    --------    --------       -------      -------    ---------     -------
        Total costs and
          expenses.........    240,896      258,389     296,687     264,604       227,960      230,510      252,836     214,444
Operating income (loss)....     (9,190)     (27,340)    (35,571)     12,590       (10,275)     (13,848)     (48,631)     20,984
Other income, net..........      8,949       23,637       3,586       2,707         3,325        1,346       (1,870)        649
                               -------      -------    --------    --------       -------      -------    ---------     -------
Income (loss) before income
  taxes....................       (241)      (3,703)    (31,985)     15,297        (6,950)     (12,502)     (50,501)     21,633
Income tax provision
  (benefit)................        (89)      (1,370)     (9,382)      5,631        (2,571)      (5,035)     135,400       3,639
                               -------      -------    --------    --------       -------      -------    ---------     -------
Net income (loss)..........    $  (152)     $(2,333)   $(22,603)   $  9,666       $(4,379)     $(7,467)   $(185,901)    $17,994
                               =======      =======    ========    ========       =======      =======    =========     =======
Net income (loss) per
  common share:
  Basic....................    $  0.00      $ (0.02)   $  (0.21)   $   0.09       $ (0.04)     $ (0.07)   $   (1.65)    $  0.16
                               =======      =======    ========    ========       =======      =======    =========     =======
  Diluted..................    $  0.00      $ (0.02)   $  (0.21)   $   0.08       $ (0.04)     $ (0.07)   $   (1.65)    $  0.16
                               =======      =======    ========    ========       =======      =======    =========     =======
Shares used in computing
  per share amounts:
  Basic....................    107,649      109,763     110,024     110,066       110,758      112,027      112,353     111,976
  Diluted..................    107,649      109,763     110,024     114,657       110,758      112,027      112,353     112,523

                                                                      THREE MONTHS ENDED
                             ----------------------------------------------------------------------------------------------------
                             JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,    OCTOBER 31,
                                2000         2000        2000        2000          2001         2001        2001         2001
                             -----------   ---------   --------   -----------   -----------   ---------   ---------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
AS A PERCENTAGE OF TOTAL
  REVENUE:
Revenue:
  License fees.............      35.9%        35.4%       44.7%       49.6%         38.0%        28.8%        24.5%       32.7%
  Services.................       64.1         64.6        55.3        50.4          62.0         71.2         75.5        67.3
                               -------      -------    --------    --------       -------      -------    ---------     -------
        Total revenue......      100.0        100.0       100.0       100.0         100.0        100.0        100.0       100.0
Costs and expenses:
  Cost of license fees
    (including write-offs
    of certain third-party
    product arrangements of
    $7.8 million and $12.8
    million for the three
    months ended April 30,
    2001, and July 31,
    2001, respectively)....        5.6          6.1         5.9         6.3           7.2          7.9         10.6         4.2
  Cost of services.........       38.2         39.9        36.9        32.1          37.9         38.9         38.9        33.0
  Sales and marketing......       35.0         39.7        36.1        36.0          33.4         33.9         38.4        28.9
  General and
    administrative.........        9.9         10.9         9.7         8.7          10.9         11.0         10.4         9.9
  Research and
    development............       12.7         12.5        11.0        10.8          11.9         11.2         11.7        10.9
  Amortization and
    write-offs of acquired
    software and other
    intangibles............        2.5          2.7         2.5         2.3           2.9          2.8          3.2         3.6
  Restructuring and other
    related charges........         --           --        11.5        (0.7)          0.5          0.7         10.6         0.6
                               -------      -------    --------    --------       -------      -------    ---------     -------
        Total costs and
          expenses.........      103.9        111.8       113.6        95.5         104.7        106.4        123.8        91.1
Operating income (loss)....       (3.9)       (11.8)      (13.6)        4.5          (4.7)        (6.4)       (23.8)        8.9
Other income (expense),
  net......................        3.8         10.2         1.4         1.0           1.5          0.6         (0.9)        0.3
                               -------      -------    --------    --------       -------      -------    ---------     -------
Income (loss) before income
  taxes....................       (0.1)        (1.6)      (12.2)        5.5          (3.2)        (5.8)       (24.7)        9.2
Income tax provision
  (benefit)................       (0.0)        (0.6)       (3.5)        2.0          (1.2)        (2.4)        66.3         1.5
                               -------      -------    --------    --------       -------      -------    ---------     -------
Net income (loss)..........       (0.1)%       (1.0)%      (8.7)%       3.5%         (2.0)%       (3.4)%      (91.0)%       7.7%
                               =======      =======    ========    ========       =======      =======    =========     =======
Gross margin on license fee
  revenue (including
  write-offs of certain
  third-party product
  arrangements of $7.8
  million and $12.8 million
  for the three months
  ended April 30, 2001, and
  July 31, 2001,
  respectively)............       84.5%        82.7%       86.8%       87.3%         81.1%        72.5%        57.0%       87.1%
Gross margin on license fee
  revenue (excluding
  write-offs of certain
  third-party product
  arrangements of $7.8
  million and $12.8 million
  for the three months
  ended April 30, 2001, and
  July 31, 2001,
  respectively)............       84.5%        82.7%       86.8%       87.3%         81.1%        85.0%        82.5%       87.1%
Gross margin on service
  revenue..................       40.3%        38.3%       33.3%       36.3%         38.8%        45.4%        48.5%       51.0%

     We believe that future revenue, expenses, and operating results are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that in some future quarter our operating results will be below the expectations of public market analysts or investors. In such event -- or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally -- it is likely that the market price of our common stock would be materially adversely affected. See "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2001, our principal sources of liquidity consisted of $232.0 million of unrestricted cash and cash equivalents, $2.2 million of short- and long-term investments, and a $100.0 million secured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of October 31, 2001, we had working capital of $125.2 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $167.5 million are included in determining this amount. The short-term deferred revenue primarily represents annual maintenance payments billed to customers and recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $292.7 million. Comparatively, as of October 31, 2000, we had working capital of $157.7 million, and no amounts were outstanding under our bank line of credit. Without the short-term deferred revenue and customer deposits totaling $135.4 million, working capital would have been $293.1 million.

     We calculate accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of accounts receivable related to deferred revenue is not included in the computation. Calculated as such, DSO remained flat at 82 days as of October 31, 2001, compared to 81 days as of October 31, 2000, despite a 15% decline in total revenues in the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000. Additionally, there were improvements in collections of accounts receivables during the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000. Our DSO can fluctuate depending on a number of factors, including the concentration of transactions that occur toward the end of each period and the variability of period operating results. See "Risk Factors -- Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could adversely affect the price of our stock."

     Accrued liabilities decreased from October 31, 2000, by $40.4 million primarily due to the payment of higher commissions and incentive accruals at the end of fiscal 2000 from higher revenue compared to fiscal 2001. The accrual balance at October 31, 2000, also included accrued royalties, amounts payable for purchased software, bonuses, and restructuring accruals that were subsequently paid. The $32.0 million increase in unearned revenue and customer deposits from October 31, 2000, was primarily due to an increase in maintenance pricing, growing install base of customers, and consistent renewal rates. Prepaid expenses, other receivables, and current assets decreased $27.8 million from October 31, 2000 primarily due to a decline in prepaid business partner commissions and our exit from certain reseller arrangements where prepaid royalty balances existed.

     We generated $66.6 million in cash from operating activities during fiscal 2001 compared to $4.3 million for fiscal 2000 and $12.3 million in fiscal 1999. The increase in cash generated in fiscal 2001 from operations was primarily due to fewer third-party contractual prepayments in fiscal 2001 compared to fiscal 2000 and increased collections of domestic accounts receivable. The decrease in operating cash flows from fiscal 2000 compared to fiscal 1999 was due primarily to restructuring related liabilities and contractual obligations to third parties for products and source code rights, offset somewhat by a reduction in the net loss in fiscal 2000 resulting from increased license fee revenue and gains on sales of equity investments and a product line.

     We used $14.6 million in cash from non-operating activities during fiscal 2001 compared to sources of cash of $68.8 million in fiscal 2000 and use of $79.8 million in fiscal 1999. The fiscal 2001 decrease from fiscal 2000 was primarily attributable to decreased net proceeds from the purchase and sales or maturities of our investments in marketable securities, additional investments in capitalized software development costs and a decline in the proceeds resulting from issuances of our common stock under stock options and employee stock plans. The increase in fiscal 2000 from fiscal 1999 was primarily the result of the liquidation and sale of a portion of our portfolio of marketable securities and investments in marketable securities, which was partially used to repurchase our common stock under equity forward contracts that were part of our stock repurchase plan.

     We have a stock repurchase plan, that was designed to partially offset the effects of share issuances under the stock option plans and Employee Stock Purchase Plan (ESPP). In August 1999, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock under this plan. The actual number of shares that are purchased and the timing of the purchases are based on several factors, including the level of stock issuances under the stock plans, the price of our stock, general market conditions, and other factors. The stock repurchases may be effected at our discretion through forward purchases, put and call transactions, or open market purchases.

     There were no outstanding forward contracts that required the future purchase of common stock as of October 31, 2001. During fiscal 2001, we executed settlements of forward contracts to purchase approximately 5.0 million of our shares for $94.4 million in cash, which included contracts for 2.2 million shares, that upon settlement, were sold to a counter-party with whom we simultaneously entered into forward contracts to repurchase the shares at a later date. During fiscal 2000, we entered into forward contracts for the purchase of approximately 5.2 million common shares in accordance with the share repurchase plan, and we settled contracts for the purchase of approximately 2.5 million shares for a total of $90.5 million in cash. At October 31, 2000, we held forward contracts requiring the future purchase of approximately 2.7 million shares of common stock at an average redemption price of $32.17 per share. These forward purchase contracts required full physical settlement, and the aggregate redemption cost of $89.1 million was included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. At October 31, 2001, approximately 1.7 million of the repurchased shares have been reissued to fund our ESPP and the discretionary 401(k) Plan contribution, and approximately 3.6 million remaining shares were held as treasury stock to fund future stock issuances. As of October 31, 2000, approximately 1.9 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost, and reissuances are accounted for on the first-in, first-out method.

     In November 2001, we amended and restated our Certificate of Incorporation and created a series of 300,000 shares of preferred stock designated as Series A Participating Preferred Stock with a par value of $0.001 per share, pursuant to a Stockholder Rights Plan (the Plan). Under the Plan, we issued one right for each share of our common stock, held by our stockholders of record as of the close of business on November 26, 2001. The Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of us without offering a fair price to all of our stockholders.

     We lease our corporate headquarters office buildings under operating leases. The corporate headquarters were constructed on land owned by us. The lessor, a wholly owned subsidiary of a bank and a syndication of banks, collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. At October 31, 2001, we believe that the fair market value of the leased property exceeds the original cost. Our lease obligations are based on a return on the lessor's costs. We can elect to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with our investment policy. At October 31, 2000 and 2001, investments totaling $123.3 million and $67.2 million were designated as collateral for these leases, respectively. As a result of the write-off of our deferred tax asset in fiscal 2001, we obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks that included the execution of an amendment to the security agreement of one of the leased buildings designating $16.0 million of the collateral as restricted cash and cash equivalents on the accompanying consolidated balance sheets. During the first quarter of fiscal 2002, we executed subsequent amendments to the security agreements of the remaining leased buildings designating an additional $19.4 million of the collateral as restricted cash and cash equivalents, for a total restricted amount of $35.4 million. We may withdraw the funds used as collateral at our sole discretion, excluding the amounts classified as restricted, provided that we are not in default under the lease agreements. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At October 31, 2001, we were in compliance with the covenants and representations and warranties required under the lease agreement.

     We believe the cash and cash equivalents balance, short- and long-term investments, the $100 million bank line of credit, and funds generated from operations will be sufficient to meet cash needs for the short- and long term. We may acquire additional short- and long-term investments in the future and may use a portion of those investments to make strategic investments in other companies, acquire businesses, products, or technologies that are complementary to our business. There can be no assurance, however, that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

CRITICAL ACCOUNTING POLICIES

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     - Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

     - Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

     - Acquired software and other acquired intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

     - Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations." SFAS No. 141 requires that purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting we used in previous business combinations.

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

     We will adopt SFAS No. 142 no later than November 1, 2002. When we adopt SFAS No. 142, this will result in us no longer amortizing our existing goodwill and indefinite lived intangible assets. In addition, we will be required to measure goodwill for impairment as part of the transition provisions. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. We have determined that SFAS No. 142 will not have a material impact on our previous business acquisitions, as the majority of our remaining goodwill and intangibles related to those acquisitions will be fully amortized by November 1, 2002.

     The YOUcentric acquisition was completed during the first quarter of fiscal 2002 and was accounted for under the new acquisition rules set forth in SFAS No. 141 and No. 142. The total purchase price was allocated to YOUcentric's assets and liabilities based on their fair values. The total purchase price was allocated to tangible assets and liabilities, and intangible assets, including goodwill, completed technology, IPR&D, and employee non-competition agreements. The completed technology and employee non-competition agreements will be amortized over three years beginning in the first quarter of fiscal 2002. Acquired IPR&D was expensed immediately on the closing date of the acquisition. Goodwill will be subject to an annual impairment test and will not be amortized under SFAS No. 142.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We will adopt SFAS No. 144 no later than November 1, 2002. We anticipate that the adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

     In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of operating expenses. We are required to adopt this guidance effective in our second quarter of fiscal 2002. Our adoption of Topic D-103 will result in increased services revenue and increased costs of services revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. We are currently in the process of determining the impact on our services revenue and cost of services revenue. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

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

     We adopted SAB No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of fiscal 2001. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. Our adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001 did not have a material impact on our on our licensing or revenue recognition practices. Additionally, we do not currently anticipate that the adoption of SAB No. 101, as amended, will have a future material impact on our consolidated financial position, results of operations, or cash flows.

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

     Foreign currency exchange rates. Operations outside the U.S. expose us to foreign currency exchange rate changes and could affect translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in Europe, Africa, Asia Pacific, Canada, and Latin America. These foreign subsidiaries use the local currency, or in certain European countries, the euro as their functional currency because revenue is generated and expenses are incurred in such currencies.

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During fiscal 2001, 37% of our total revenue was generated from international operations and the net liabilities of our foreign operations totaled 5% of consolidated net assets as of October 31, 2001. We do not enter into foreign exchange contracts to hedge the exposure of currency revaluation in operating results. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2002 if the U.S. dollar strengthens relative to certain foreign currencies.

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

     We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of October 31, 2001, and our exposure from anticipated foreign revenue during fiscal 2002 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. Based on the results of the forward foreign exchange contract analyses, a 10% adverse change in foreign exchange rates from the October 31, 2001, rates would not result in a material impact to our results of operations, cash flows, or financial condition for the next fiscal year.

     Interest rates. Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. We classify all investments in marketable securities as available for sale, and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses were included, net of tax, as a component of accumulated other comprehensive income. Additionally, we have lease obligations calculated as a return on the lessor's costs of funding based on the London Interbank Offered Rate and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could affect our anticipated interest income and lease obligations or could affect the fair market value of our investments.

     We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment and borrowing levels for fiscal 2001 to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the October 31, 2001, rates would not have a material adverse effect on the fair value of investments and would not materially affect our results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2002.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Item 14 of this Annual Report on Form 10-K and are beginning on page F-1. The supplementary financial information required by this item is included in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection titled "Quarterly Results of Operations/Supplementary Financial Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections titled "Information About Nominees and Other Directors," "Directors' Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2002 Annual Meeting of Stockholders (the 2002 Proxy Statement) to be filed with the Commission within 120 days after the end of the Company's fiscal year ended October 31, 2001, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section titled "Our Executive Officers" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled "Compensation of Executive Officers" in the Company's 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled "Beneficial Owners and Management's Ownership of J.D. Edwards' Stock" in the Company's 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement.

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

          2. Consolidated Financial Statements Schedules.

          The following financial statement schedule of the Company for each of the years ended October 31, 1999, 2000, and 2001, is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                               PAGE
                                                              -------
Schedule II -- Valuation and Qualifying Accounts............      S-1

          Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits.

          The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) Reports on Form 8-K:

          1. On November 15, 2001, we filed a Current Report on Form 8-K reporting that the board of directors adopted a Stockholder Rights Plan.

          2. On November 30, 2001, we filed a Current Report on Form 8-K reporting the completion of the acquisition of YOUcentric, Inc., a Charlotte, N.C., a provider of Java-based customer relationship management software.

          3. On January 22, 2002, we filed a Current Report on Form 8-K reporting the announcement related to the retirement of our CEO, C. Edward McVaney, and his replacement, Robert M. Dutkowsky.

          4. On January 28, 2002, we filed an Amendment to our November 30, 2001, Current Report on Form 8-K reporting the required financial information related to our acquisition of YOUcentric.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of January 2002.

                                            J.D. EDWARDS & COMPANY

                                            By:  /s/ RICHARD G. SNOW, JR.
                                              ----------------------------------
                                              Name: Richard G. Snow, Jr.
                                              Title:  Vice President, General
                                                      Counsel,
                                                 and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on January 24, 2002, on behalf of the Registrant and in the capacities indicated.

                        NAME                                               TITLE
                        ----                                               -----

               /s/ ROBERT M. DUTKOWSKY                 President, Chief Executive Officer, and
-----------------------------------------------------    Director (principal executive officer)
                 Robert M. Dutkowsky

                /s/ C. EDWARD MCVANEY                  Chairman of the Board and Director
-----------------------------------------------------
                  C. Edward McVaney

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

                 /s/ DELWIN D. HOCK                    Director
-----------------------------------------------------
                   Delwin D. Hock

               /s/ HARRY T. LEWIS, JR.                 Director
-----------------------------------------------------
                 Harry T. Lewis, Jr.

                /s/ MICHAEL J. MAPLES                  Director
-----------------------------------------------------
                  Michael J. Maples

                /s/ TRYGVE E. MYHREN                   Director
-----------------------------------------------------
                  Trygve E. Myhren

                /s/ ROBERT C. NEWMAN                   Director
-----------------------------------------------------
                  Robert C. Newman

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of J.D. Edwards & Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page 49 present fairly, in all material respects, the financial position of J.D. Edwards & Company and its subsidiaries at October 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14(a) (2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
November 20, 2001

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                     ASSETS


Current assets:
  Cash and cash equivalents.................................  $180,674   $231,952
  Short-term marketable securities and other investments....    49,434      1,515
  Accounts receivable, net of allowance for doubtful
     accounts of $14,000 and $17,000 at October 31, 2000 and
     2001, respectively.....................................   247,919    214,621
  Other current assets......................................    59,205     31,370
                                                              --------   --------
          Total current assets..............................   537,232    479,458
Long-term investments in marketable securities..............   107,458        702
Restricted cash and cash equivalents........................        --     15,960
Property and equipment, net.................................    83,677     70,021
Non-current portion of deferred income taxes................   122,537         --
Software costs, net.........................................    61,352     72,821
Other assets, net...........................................    38,785     22,170
                                                              --------   --------
                                                              $951,041   $661,132
                                                              ========   ========

                LIABILITIES, COMMON SHARES SUBJECT TO REPURCHASE,
                            AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 59,591   $ 42,616
  Unearned revenue and customer deposits....................   135,445    167,487
  Accrued liabilities.......................................   184,542    144,163
                                                              --------   --------
          Total current liabilities.........................   379,578    354,266
Unearned revenue, net of current portion, and other.........    11,352      7,807
                                                              --------   --------
          Total liabilities.................................   390,930    362,073
Commitments and contingencies (Note 11) Common shares
  subject to repurchase, at redemption amount...............    89,113         --
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none outstanding...........................        --         --
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 112,034,460 issued and 110,086,555
     outstanding as of October 31, 2000; 114,193,712 issued
     and 110,620,096 outstanding as of October 31, 2001.....       112        114
  Additional paid-in capital................................   416,716    442,511
  Treasury stock, at cost; 1,947,905 shares and 3,573,616
     shares as of October 31, 2000 and 2001, respectively...   (71,087)   (72,323)
  Deferred compensation.....................................       (88)       (32)
  Accumulated earnings (deficit)............................   122,678    (57,075)
  Accumulated other comprehensive income (loss): unrealized
     gains (losses) on equity securities and foreign
     currency translation adjustments, net..................     2,667    (14,136)
                                                              --------   --------
          Total stockholders' equity........................   470,998    299,059
                                                              --------   --------
                                                              $951,041   $661,132
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED OCTOBER 31,
                                                           -----------------------------------
                                                              1999         2000        2001
                                                           ----------   ----------   ---------
Revenue:
  License fees...........................................  $  312,817   $  419,103   $ 271,869
  Services...............................................     631,414      581,962     602,111
                                                           ----------   ----------   ---------
          Total revenue..................................     944,231    1,001,065     873,980
Costs and expenses:
  Cost of license fees (including write-offs of certain
     third-party product arrangements of $20.6 million in
     fiscal 2001)........................................      29,882       59,963      64,189
  Cost of services.......................................     408,293      366,081     323,888
  Sales and marketing....................................     334,201      367,050     292,758
  General and administrative.............................      94,241       97,556      91,963
  Research and development...............................     109,206      116,866      99,943
  Amortization and write-offs of acquired software and
     other intangibles...................................       9,488       25,044      27,388
  Acquired in-process research and development...........      26,141           --          --
  Restructuring and other related charges................          --       28,016      25,621
                                                           ----------   ----------   ---------
          Total costs and expenses.......................   1,011,452    1,060,576     925,750
Operating loss...........................................     (67,221)     (59,511)    (51,770)
Other income (expense):
  Interest and dividend income...........................      19,324       14,980      13,081
  Gains (losses) on equity investments and product
     line................................................          --       24,582      (8,516)
  Interest expense, foreign currency gains (losses) and
     other, net..........................................        (268)        (683)     (1,115)
                                                           ----------   ----------   ---------
Loss before income taxes.................................     (48,165)     (20,632)    (48,320)
  (Benefit from) provision for income taxes, including
     valuation allowance.................................      (8,941)      (5,210)    131,433
                                                           ----------   ----------   ---------
Net loss.................................................  $  (39,224)  $  (15,422)  $(179,753)
                                                           ==========   ==========   =========
Net loss per common share:
  Basic and diluted......................................  $    (0.37)  $    (0.14)  $   (1.61)
                                                           ==========   ==========   =========
Shares used in computing per share amounts:
  Basic and diluted......................................     105,378      109,376     111,778

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  COMMON STOCK
                                (INCLUDES SHARES
                             SUBJECT TO REPURCHASE)   ADDITIONAL      TREASURY STOCK                      ACCUMULATED
                             ----------------------    PAID-IN     ---------------------     DEFERRED      EARNINGS
                                SHARES      AMOUNT     CAPITAL       SHARES      AMOUNT    COMPENSATION    (DEFICIT)
                             ------------   -------   ----------   ----------   --------   ------------   -----------
Balance, October 31,
  1998.....................  102,681,608     $103      $406,886            --   $     --      $(677)       $ 177,324
Stock option exercises,
  issuances under employee
  stock purchase plan and
  other....................    4,177,886        4        36,258            --         --        394               --
Tax benefit from stock
  compensation.............           --       --        10,077            --         --         --               --
Stock issuance for
  acquisition..............      250,000       --         3,166            --         --         --               --
Net loss...................           --       --            --            --         --         --          (39,224)
Change in cumulative
  translation adjustment...           --       --            --            --         --         --               --
                             -----------     ----      --------    ----------   --------      -----        ---------
Balance, October 31,
  1999.....................  107,109,494      107       456,387            --         --       (283)         138,100
Stock option exercises,
  issuances under employee
  stock purchase plan, and
  other....................    4,924,966        5        26,488       524,595     19,399        195               --
Adjustment for redemption
  amount of stock
  repurchase contracts.....           --       --       (89,113)           --         --         --               --
Repurchase of shares of
  common stock, net........           --       --           430    (2,472,500)   (90,486)        --               --
Tax benefit from stock
  compensation.............           --       --        22,524            --         --         --               --
Net loss...................           --       --            --            --         --         --          (15,422)
Unrealized gains on equity
  securities, net..........           --       --            --            --         --         --               --
Change in cumulative
  translation adjustment...           --       --            --            --         --         --               --
                             -----------     ----      --------    ----------   --------      -----        ---------
Balance, October 31,
  2000.....................  112,034,460      112       416,716    (1,947,905)   (71,087)       (88)         122,678
Stock option exercises,
  issuances under employee
  stock purchase plan, and
  other....................    2,159,252        2       (11,428)    1,165,289     41,239         56               --
Repurchase of shares of
  common stock, net........           --       --        89,113    (4,969,500)   (94,365)        --               --
Reissuance of shares of
  common stock, net........           --       --       (51,890)    2,178,500     51,890         --               --
Net loss...................           --       --            --            --         --         --         (179,753)
Unrealized losses on equity
  securities, net..........           --       --            --            --         --         --               --
Change in cumulative
  translation adjustment...           --       --            --            --         --         --               --
                             -----------     ----      --------    ----------   --------      -----        ---------
Balance, October 31,
  2001.....................  114,193,712     $114      $442,511    (3,573,616)  $(72,323)     $ (32)       $ (57,075)
                             ===========     ====      ========    ==========   ========      =====        =========

                              ACCUMULATED
                                 OTHER
                             COMPREHENSIVE
                                INCOME
                                (LOSS)
                             -------------
Balance, October 31,
  1998.....................    $    360
Stock option exercises,
  issuances under employee
  stock purchase plan and
  other....................          --
Tax benefit from stock
  compensation.............          --
Stock issuance for
  acquisition..............          --
Net loss...................          --
Change in cumulative
  translation adjustment...      (1,951)
                               --------
Balance, October 31,
  1999.....................      (1,591)
Stock option exercises,
  issuances under employee
  stock purchase plan, and
  other....................          --
Adjustment for redemption
  amount of stock
  repurchase contracts.....          --
Repurchase of shares of
  common stock, net........          --
Tax benefit from stock
  compensation.............          --
Net loss...................          --
Unrealized gains on equity
  securities, net..........       9,240
Change in cumulative
  translation adjustment...      (4,982)
                               --------
Balance, October 31,
  2000.....................       2,667
Stock option exercises,
  issuances under employee
  stock purchase plan, and
  other....................          --
Repurchase of shares of
  common stock, net........          --
Reissuance of shares of
  common stock, net........          --
Net loss...................          --
Unrealized losses on equity
  securities, net..........     (14,557)
Change in cumulative
  translation adjustment...      (2,246)
                               --------
Balance, October 31,
  2001.....................    $(14,136)
                               ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Operating activities:
  Net loss..................................................  $ (39,224)  $ (15,422)  $(179,753)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................     25,421      31,039      31,910
     Amortization of capitalized software costs, intangible
       assets, and securities premiums or discounts.........     18,376      27,992      35,945
     (Gain) loss on sale of product line (Note 9)...........         --      (5,686)      1,299
     (Gain) loss on investments in equity securities........         --     (18,896)      7,217
     Write-off of third-party product arrangements..........         --          --      20,566
     (Benefit from) provision for deferred income taxes,
       including valuation allowance........................    (18,535)    (14,050)    122,547
     Write-off of acquired in-process research and
       development and other intangible assets..............     26,141          --       2,547
     Other..................................................      4,965       6,993       3,307
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable, net...............................     25,212     (17,247)     33,708
     Other assets...........................................     (6,307)    (23,944)      8,570
     Accounts payable.......................................    (14,843)     14,250     (16,788)
     Unearned revenue and customer deposits.................    (11,452)      7,511      29,696
     Accrued liabilities....................................      2,558      11,783     (34,185)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     12,312       4,323      66,586
Investing activities:
  Purchase of marketable securities and other investments...   (284,284)   (108,419)    (17,361)
  Proceeds from sales or maturities of investments in
     marketable securities..................................    322,322     292,595     151,168
  Purchase of property and equipment and other, net.........    (51,991)    (31,824)    (23,913)
  Payment for purchase of acquired companies, net of cash
     acquired...............................................    (97,378)    (10,151)         --
  Capitalized software costs................................         --     (24,755)    (40,114)
                                                              ---------   ---------   ---------
          Net cash (used in) provided by investing
            activities......................................   (111,331)    117,446      69,780
Financing activities:
  Proceeds from issuance of common stock....................     31,568      41,829      25,962
  Repurchase of common stock under repurchase contracts and
     other, net.............................................         --     (90,486)    (94,365)
  Restricted cash and cash equivalents......................         --          --     (41,436)
  Release of restriction on cash and cash equivalents.......         --          --      25,476
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................     31,568     (48,657)    (84,363)
Effect of exchange rate changes on cash.....................     (2,323)     (5,779)       (725)
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (69,774)     67,333      51,278
Cash and cash equivalents at beginning of period............    183,115     113,341     180,674
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 113,341   $ 180,674   $ 231,952
                                                              =========   =========   =========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Interest paid.............................................  $     868   $     135   $   2,818
  Income taxes paid.........................................     22,717       5,476       9,649
  Retirement savings plan contribution funded with common
     stock..................................................      4,694       2,782       3,697
  Common stock issued for acquired company..................      3,166          --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     J.D. Edwards (the Company) is a leading provider of agile, collaborative enterprise software. For more than 20 years, the Company has developed, marketed, and supported innovative, flexible solutions that help run multinational organizations, including more than 6,000 companies of all sizes. The Company delivers integrated, collaborative software for supply chain planning, procurement, and customer relationship management, in addition to supply chain execution (also known as Enterprise Resource Planning, or ERP), workforce management, and other functional support. To help customers rapidly achieve benefits from its software, the Company provides implementation and education services through its own direct services organization and business partners. The Company's services organization is focused on being a responsive and proactive extension of the software offerings. The Company distributes, implements, and supports its software worldwide through 55 offices and more than 350 third-party business partners.

  Principles of Consolidation and Basis of Presentation

     The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are stated in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

  Cash, Cash Equivalents, and Investments

     The Company's investment portfolio consisted of investments classified as cash equivalents, short-term investments, or long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. During fiscal 2000, the Company liquidated a portion of its portfolio of marketable securities prior to their maturity dates in order to settle certain equity contracts. As a result, the Company's entire held-to-maturity portfolio was reclassified to available for sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, at October 31, 2000, all investments were carried at fair value as determined by their quoted market prices and included as appropriate in either short- or long-term investments. Short- and long-term investments consisted of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. At October 31, 2001, all investments, with the exception of equity securities of certain publicly traded or privately held technology companies, were classified as cash equivalents. All unrealized gains or losses were included, net of tax, in stockholders' equity as a component of accumulated other comprehensive income.

     The Company's short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) had a fair value at October 31, 2000, of $132.4 million and a gross unrealized loss of $509,000. The Company did not hold any short- and long-term investments (excluding equity securities of certain publicly traded or privately held technology companies) at October 31, 2001.

                             J.D. EDWARDS & COMPANY

During fiscal 1999, the Company did not realize any gains or losses on the investment portfolio. During fiscal 2000, the Company realized losses of $747,000 from the sales of certain municipal bonds. During fiscal 2001, the Company realized gains of $960,000 from the sales of certain corporate, treasury, and agency fixed-income securities. These realized gains and losses are shown in the accompanying statements of operations as a component of other income. At October 31, 2000 and 2001, $13.1 million and $16.0 million of the total investments were foreign mutual funds and other foreign short- and long-term investments.

     The Company's investments in the equity securities of certain publicly traded or privately held technology companies are classified as available-for-sale and are included at fair value in short-term marketable securities and other investments on the accompanying consolidated balance sheets. During fiscal 2000 the Company invested $16.7 million in the equity securities of these technology companies. At October 31, 2000, the aggregate fair value of these investments was $24.5 million, resulting in a net unrealized gain of $9.6 million. During fiscal 2000, the Company realized gains of $18.9 million on the sale of certain securities. These realized gains are shown in the accompanying statement of operations as a component of other income or expense. During fiscal 2001, the Company recorded realized losses of $7.2 million on certain equity investments for the portion of the decline in market value that was deemed to be other than temporary. The realized losses are shown in the accompanying consolidated statement of operations in other income or expense. At October 31, 2001, the remaining aggregate fair value of the equity securities in certain publicly traded or privately held technology companies was $2.2 million, and there were no unrealized gains or losses. A portion of one of the equity securities is subject to a lock-up provision, which expires in January 2002. At October 31, 2001, the Company had $5.3 million in unrealized tax liability related to the mark to market investments that are included in equity and will be recorded in operations once the related investments are sold.

     The amortized cost basis, aggregate fair value, and unrealized gains or losses for the Company's cash, cash equivalents, short- and long-term investment portfolio is shown below. The unrealized gains and losses are included net of tax in stockholders' equity as follows (in thousands):

                                                                         GROSS        GROSS
                                             AMORTIZED    AGGREGATE    UNREALIZED   UNREALIZED
                                             COST BASIS   FAIR VALUE     GAINS        LOSSES
                                             ----------   ----------   ----------   ----------
OCTOBER 31, 2000:
Debt securities issued by the United States
  Treasury and other United States
  government agencies......................   $ 51,739     $ 51,554     $    --        $185
Corporate debt securities..................     95,566       95,236          --         330
Money market funds.........................     80,622       80,622          --          --
Debt securities issued by states of the
  United States and political subdivisions
  of the states............................     15,333       15,321          --          12
Corporate equity securities................      9,203       24,510      15,307          --
Other debt and equity securities...........      8,559        8,559          --          --
Cash.......................................     61,764       61,764          --          --
                                              --------     --------     -------        ----
          Total cash, cash equivalents, and
            investments....................   $322,786     $337,566     $15,307        $527
                                              ========     ========     =======        ====
OCTOBER 31, 2001:
Money market funds.........................   $206,212     $206,212     $    --        $ --
Corporate equity securities................      2,217        2,217          --          --
Other debt and equity securities...........      5,937        5,937          --          --
Cash.......................................     35,763       35,763          --          --
                                              --------     --------     -------        ----
          Total cash, cash equivalents, and
            investments....................   $250,129     $250,129     $    --        $ --
                                              ========     ========     =======        ====

                             J.D. EDWARDS & COMPANY

     In connection with certain lease transactions discussed in Note 11, management has elected to reduce the interest rate used to calculate lease expense by collateralizing a portion of the financing arrangements with certain of its investments. The Company may withdraw the funds used as collateral at its sole discretion provided the withdrawals are limited to amounts in excess of the restricted cash and cash equivalents and it is not in default under the lease agreement.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. In accordance with the Company's cash investment policies, the majority of its investments are made in investment grade securities. Management believes the risk with respect to trade receivables is mitigated by the fact that the Company's customer base is geographically widespread and is highly diversified. No single customer accounted for 10% or more of revenue for fiscal 1999, 2000, or 2001 or of accounts receivable at October 31, 2000 or 2001.

  Fair Value of Financial Instruments

     For certain Company financial instruments, including trade receivables and accounts payable, the carrying amounts approximate fair market value due to their short maturities.

  Advertising Costs

     The Company expenses all advertising costs as incurred. Advertising costs totaled $38.7 million, $47.2 million, and $53.0 million in fiscal 1999, fiscal 2000, and fiscal 2001, respectively, and are primarily included in sales and marketing expenses on the accompanying statements of operations.

  Property and Equipment and Long-Lived Assets

     Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. The Company estimates a useful life for furniture and fixtures of five to seven years, two to three years for computer equipment, and three years for internal-use software. The Company evaluates long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. In performing this evaluation, if the Company determines that impairment occurred, the impairment is measured based on a comparison of discounted cash flows or fair value, whichever is more determinable.

  Capitalized Software Research and Development Costs

     The Company capitalizes internally developed software costs and software purchased from third parties in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company's internal software development costs include application and tools development, translation, and localization costs incurred in producing software to be licensed to customers. The Company also may contract with third parties to develop software that will be licensed to customers. In addition, from time to time the Company purchases source code or product rights from third parties that will be integrated with the Company's software. The associated fees paid to third parties are a component of capitalized software costs. Capitalization of development costs related to these software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design, or in certain cases where a detailed program design has not been completed, a working model is used. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. During fiscal 2000, the Company capitalized $12.0 million of internal development costs and $31.4 million of

                             J.D. EDWARDS & COMPANY
costs related to third-party product rights and outsourced development. During fiscal 2001, the Company capitalized $29.2 million of internal development costs and $8.2 million of costs related to third-party product rights and outsourced development.

     Amortization of capitalized internal software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue; or (b) the straight-line method over the product's estimated useful life, generally three years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs. Amortization expense for internally developed software is included in the cost of license fees and was $4.8 million, $1.3 million, and $11.4 million in fiscal 1999, 2000, and 2001, respectively.

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

  Acquired Software and Other Acquired Intangibles

     From time to time the Company may acquire software or other intangible assets in business combinations (see Note 8). For business combinations accounted for using the purchase method of accounting prior to June 30, 2001, acquired software and other acquired intangibles represent the amount of purchase price allocated to such intangible assets, such as core software, in-place workforce, customer base, and goodwill at the date of each acquisition. Goodwill represents the excess of purchase price over fair value of the net assets acquired. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which are generally three years for acquired core software and four years for other acquired intangible assets. The amortization of acquired software and other acquired intangible assets is shown in aggregate, as a separate line item, in the consolidated statement of operations.

     During the fourth quarter of fiscal 2001, management performed an impairment analysis of the Company's acquired intangibles under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This impairment analysis was performed as a result of the overall decline in the Company's stock price during fiscal 2001, the year over year decline in revenue from fiscal 2000, increased operating losses compared to prior fiscal periods, and the Company's fiscal 2001 restructuring. Management retained an independent appraisal firm to perform valuations and review the Company's acquired software, customer base, and goodwill for impairment. The estimated fair value of in-place workforce represented a replacement cost estimate, and the Company's impairment testing was based on employee turnover within each acquired organization since the respective acquisition dates. The Company's impairment analysis resulted in a write-off of $2.5 million of intangible workforce assets during the fourth quarter of fiscal 2001. Software, customer base, and goodwill were reviewed by analyzing the forecasted undiscounted cash flows from operations for the enterprise and the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired.

     The gross allocated cost basis and allocated cost net of accumulated amortization and currency translation adjustments as of October 31, 2000 and 2001, along with the amortization expense and write-offs

                             J.D. EDWARDS & COMPANY
for fiscal 2000 and 2001 related to the software, in-place workforce, customer base, and goodwill is shown in the following table (in thousands):

                                                                                FISCAL YEAR
                                                                    ALLOCATED   AMORTIZATION
                                                        ALLOCATED     COST,     EXPENSE AND
                                                          COST         NET       WRITE-OFFS
                                                        ---------   ---------   ------------
OCTOBER 31, 2000:
Software..............................................   $34,186     $18,281      $11,767
In-place workforce....................................    13,331       8,928        3,178
Customer base.........................................    22,415      15,267        5,578
Goodwill..............................................    15,773      12,244        4,521
                                                         -------     -------      -------
          Total.......................................   $85,705     $54,720      $25,044
                                                         =======     =======      =======
OCTOBER 31, 2001:
Software..............................................   $32,856     $ 6,340      $11,579
In-place workforce....................................    10,506       2,929        5,871
Customer base.........................................    21,551       9,302        5,572
Goodwill..............................................    17,520       7,742        4,366
                                                         -------     -------      -------
          Total.......................................   $82,433     $26,313      $27,388
                                                         =======     =======      =======

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes Accounting Principles Board (APB) Opinion No. 17 "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.

     The Company will adopt SFAS No. 142 no later than November 1, 2002. When the Company adopts SFAS No. 142, this will result in the Company no longer amortizing existing goodwill and indefinite-lived intangible assets. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. The Company has determined that SFAS No. 142 will not have a material impact on the Company's previous business acquisitions as the majority of the remaining goodwill and intangibles related to those acquisitions will be fully amortized by November 1, 2002.

     The YOUcentric acquisition was completed during the first quarter of fiscal 2002 and was accounted for under the new acquisition rules set forth in SFAS No.
142. The total purchase price was allocated to YOUcentric's assets and liabilities based on their fair values. The total purchase price was allocated to tangible assets and liabilities and intangible assets, including goodwill, completed technology, IPR&D, and employee non-competition agreements. The completed technology and employee non-competition agreements will be amortized over three years beginning in the first quarter of fiscal 2002. Acquired IPR&D was expensed immediately on the closing date of the acquisition. Goodwill will be subject to an annual impairment test and will not be amortized under SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 no later than November 1, 2002. Management

                             J.D. EDWARDS & COMPANY
anticipates that the adoption of SFAS No. 144 will not have a material impact on the Company's consolidated financial statements.

  Acquired In-Process Research and Development

     For business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to acquired in-process research and development (IPR&D) at the date of acquisition is expensed immediately as of the date of such acquisition in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2" (see Note 8). IPR&D consists of products or technologies that are not yet proven to be technologically feasible, but have been developed to a point where there is value associated with them in relation to potential future revenue. When technological feasibility is not yet proven and if no alternative future uses are believed to exist for in-process technologies, the assigned values are expensed immediately upon the closing dates of the acquisitions. Amounts allocated to IPR&D are shown as a separate line item in the consolidated statement of operations.

  Restructuring and Other Related Charges

     Restructuring and related charges include the costs associated with the Company's restructuring during the third quarter of fiscal 2000 and a two-phased strategic global restructuring plan that occurred during the second and third quarters of fiscal 2001. Restructuring charges were recorded at the time the decision was made to restructure operations and when the Company's Board of Directors formally approved the restructuring plans (see Note 7). The fiscal 2000 and 2001 charges primarily consisted of costs that were incremental to the Company's ongoing operations and were incurred to exit an activity or cancel an existing contractual obligation, employee termination related charges, and the buyout of operating leases. A liability was recorded in those quarters only for exit costs that could be reasonably estimated. Additionally, the Company incurred certain other incremental costs that were directly related to and separately identified in the restructuring plan. Other related costs, consisting primarily of equipment disposals, and move out costs associated with the consolidation of office space were expensed as incurred.

  Foreign Currency Translation

     The functional currency of each subsidiary is the local currency or, in certain European countries, the euro. Translation of asset and liability balances to U.S. dollars is based on exchange rates as of each balance sheet date. Cumulative currency translation adjustments, net of related deferred taxes, are shown as a separate component of stockholders' equity. Accumulated foreign currency translation balances consisted of a net loss of $6.6 million and $8.8 million at October 31, 2000 and 2001, respectively. The deferred taxes allocated to these amounts for fiscal 2000 and 2001 were $3.9 million.

     Statements of operations and cash flow amounts are translated at the average exchange rates for the period. Transaction gains and losses and unrealized gains and losses on short-term intercompany receivables and payables are included in results of operations as incurred. Net foreign exchange transaction losses are included in other income and expense and totaled $568,000, $422,000 in fiscal 1999 and 2000, respectively, and gains of $741,900 for fiscal 2001.

  Accounting for Derivative Instruments and Hedging Activities

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," in the first quarter of fiscal 2001. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments are recognized in current earnings. The Company's adoption of SFAS No. 133, as

                             J.D. EDWARDS & COMPANY
amended, did not have a material impact on its consolidated financial position, results of operations, or cash flows.

     The Company uses hedging instruments to mitigate foreign currency exchange risk of assets and liabilities denominated in foreign currency. The hedging instruments used are forward foreign exchange contracts with maturities of generally three months or less in term. All contracts are entered into with major financial institutions. At October 31, 2001, the Company had approximately $65.4 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Gains and losses from the mark to market adjustments on these contracts were included with foreign currency gains and losses on the transactions being hedged and were recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts were included in cash flows from operating activities in the consolidated statements of cash flows.

  Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides related services, including consulting, support, and education. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions," as well as Technical Practice Aids (TPA) issued from time to time by the American Institute of Certified Public Accountants. The Company adopted SAB No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of fiscal 2001. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. The Company's adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001, did not have a material impact on the Company's licensing or revenue recognition practices. Additionally, management does not currently anticipate that the adoption of SAB No. 101, as amended, will have a future material impact on the Company's consolidated financial position, results of operations, or cash flows.

     In general, the Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Consulting and education services are separately priced and generally are available from a number of suppliers and are not essential to the functionality of our software products. Revenue from these services is recorded separately from the license fees as the services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. The Company anticipates that the majority of our arrangement fees will continue to be recognized as described above. The Company does not require collateral for receivables; however, an allowance is maintained for potential losses. In certain instances where services are deemed essential to the customer's use of the software, the entire arrangement is accounted for in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts."

     In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Topic D-

                             J.D. EDWARDS & COMPANY

103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, the Company classifies reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company is required to adopt this guidance effective in the second quarter of fiscal 2002. The Company's adoption of Topic D-103 will result in increased services revenue and increased costs of services revenue. The Company's results of operations for prior periods will be reclassified to conform to the new presentation. Management is currently in the process of determining the impact on the Company's services revenue and cost of services revenue. The Company's adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

  Stock-Based Compensation

     The Company has elected to determine the value of stock-based compensation arrangements under the provisions of (APB Opinion No. 25 "Accounting for Stock Issued to Employees"; and the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," are included in Note 5. SFAS No. 123 permits the use of either a fair value based method or the method defined in APB No. 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. In March 2000, the FASB issued Interpretation (FIN) No. 44 ("Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for: (a) the definition of the employee for purposes of applying APB No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination.

  Income Taxes

     Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. These deferred tax assets may be reduced by a valuation allowance when current evidence indicates that it is more likely than not that these benefits will not be realized. During fiscal 2001, the Company provided a valuation allowance to fully offset its net deferred tax asset (see Note 6).

  Earnings Per Common Share

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain equity instruments. Diluted loss per share for the fiscal years 1999, 2000, and 2001 exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded were 6.1 million shares, 5.2 million shares, and 1.6 million shares for fiscal 1999, 2000, and 2001, respectively. The weighted-average outstanding shares for fiscal 2000 and 2001 are reflected net of treasury shares, if any. All shares owned by the Employee Retirement Savings Plans (401(k) Plan) were included in the weighted-average common shares outstanding for all periods.

                             J.D. EDWARDS & COMPANY

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                          YEAR ENDED OCTOBER 31,
                                                      -------------------------------
                                                        1999       2000       2001
                                                      --------   --------   ---------
Numerator:
  Net loss..........................................  $(39,224)  $(15,422)  $(179,753)
                                                      ========   ========   =========
Denominator:
  Basic and diluted loss per share..................   105,378    109,376     111,778
                                                      ========   ========   =========
Basic and diluted net loss per share................  $  (0.37)  $  (0.14)  $   (1.61)
                                                      ========   ========   =========

  Comprehensive Income

     Comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders' equity and have not affected net loss. The amount of income tax expense or benefit allocated to each component of comprehensive loss is equivalent to the effective income tax rate in each of the periods presented below. The following table summarizes the components of comprehensive loss as of the balance sheet dates indicated (in thousands):

                                                                OCTOBER 31,
                                                      -------------------------------
                                                        1999       2000       2001
                                                      --------   --------   ---------
Net loss............................................  $(39,224)  $(15,422)  $(179,753)
Change in unrealized gains (losses) on equity
  securities, net of tax............................        --      9,240     (14,557)
Change in foreign currency translation losses.......    (1,951)    (4,982)     (2,246)
                                                      --------   --------   ---------
          Total comprehensive loss, net.............  $(41,175)  $(11,164)  $(196,556)
                                                      ========   ========   =========

                             J.D. EDWARDS & COMPANY

(2) CERTAIN BALANCE SHEET COMPONENTS

     The components of certain balance sheet line items are as follows (in thousands):

                                                                  OCTOBER 31,
                                                              --------------------
                                                                2000       2001
                                                              --------   ---------
OTHER CURRENT ASSETS:
  Prepaid expenses..........................................  $ 33,541   $  16,880
  Other receivables and current assets......................    25,664      14,490
                                                              --------   ---------
                                                              $ 59,205   $  31,370
                                                              ========   =========
PROPERTY AND EQUIPMENT:
  Furniture and fixtures....................................  $ 95,027   $  93,700
  Computer equipment and software...........................    75,953      75,391
  Land and improvements.....................................     9,897       9,184
                                                              --------   ---------
                                                               180,877     178,275
  Less: accumulated depreciation............................   (97,200)   (108,254)
                                                              --------   ---------
                                                              $ 83,677   $  70,021
                                                              ========   =========
UNEARNED REVENUE AND CUSTOMER DEPOSITS:
  Unearned revenue..........................................  $129,835   $ 165,933
  Customer deposits.........................................     5,610       1,554
                                                              --------   ---------
                                                              $135,445   $ 167,487
                                                              ========   =========
ACCRUED LIABILITIES:
  Compensation and related accruals.........................  $ 95,410   $  62,223
  Accrued income taxes......................................    11,177      12,310
  Other accrued costs.......................................    77,955      69,630
                                                              --------   ---------
                                                              $184,542   $ 144,163
                                                              ========   =========

     Prepaid expenses, other receivables, and current assets consist primarily of prepaid insurance, prepaid business partner commissions, international value added tax receivables, and other miscellaneous receivables. Unearned revenue and customer deposits consist primarily of annual maintenance renewals that are recorded as unearned revenue when billed and amortized over the contract period. Other accrued costs consist primarily of restructuring related liabilities, accrued royalties, taxes payable, property tax accruals, rent accruals, and other miscellaneous liabilities.

(3) BANK LINE OF CREDIT

     In July 2001, the Company renewed its $100 million revolving line of credit with a syndication of banks expiring in July 2002. Any advances under the line of credit will be secured by the Company's eligible accounts receivable. Borrowing availability under the line of credit is determined by certain factors, including the eligible accounts receivable, cash and investment balances, and cash flow generation. The line of credit requires the Company's compliance with certain affirmative and negative covenants and representations and warranties. At October 31, 2001, the Company was in compliance with these covenants and representations and warranties, had access to the entire loan commitment, and there were no borrowings outstanding.

(4) COMMON SHARES SUBJECT TO REPURCHASE

     The Company has a stock repurchase plan, which was designed to partially offset the effects of share issuances under the stock option plans and Employee Stock Purchase Plan (ESPP). In August 1999, the

                             J.D. EDWARDS & COMPANY

Company's Board of Directors authorized the repurchase of up to 8.0 million shares of J.D. Edwards' common stock under this plan. The actual number of shares that are purchased and the timing of the purchases are based on several factors, including the level of stock issuances under the stock plans, the price of the Company's stock, general market conditions, and other factors. The stock repurchases may be effected at the Company's discretion through forward purchases, put and call transactions, or open market purchases.

     During fiscal 2000, the Company entered into forward contracts for the purchase of approximately 5.2 million common shares in accordance with the share repurchase plan, and the Company settled contracts for the purchase of approximately 2.5 million shares for a total of $90.5 million in cash. At October 31, 2000, the Company held forward contracts requiring the future purchase of approximately 2.7 million shares of common stock at an average redemption price of $32.17 per share. These forward purchase contracts required full physical settlement, and the aggregate redemption cost of $89.1 million and was included in the accompanying balance sheet in temporary equity with a corresponding decrease in additional paid-in capital. There were no outstanding forward contracts that required the future purchase of common stock as of October 31, 2001. During fiscal 2001, the Company executed settlements of all forward contracts to purchase approximately 5.0 million of J.D. Edwards shares for $94.4 million in cash, which included contracts for 2.2 million shares, that upon settlement, were sold to a counter-party with whom the Company simultaneously entered into forward contracts to repurchase the shares at a later date. At October 31, 2001, approximately 1.7 million of the repurchased shares have been reissued to fund the Company's ESPP and the discretionary 401(k) Plan contribution, and approximately 3.6 million remaining shares were held as treasury stock to fund future stock issuances. As of October 31, 2000, approximately 1.9 million remaining shares were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost, and reissuances are accounted for on the first-in, first-out method.

     In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-12, "The Application of EITF Issue No. 96-13 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Forward Equity Sales Transactions," the forward purchase commitments for the purchase of the shares under the contracts entered into during fiscal 2001 were included in temporary equity prior to settlement of the contracts during fiscal 2001 with a corresponding decrease in additional paid-in capital and were accreted to the redemption value over the twelve-month life of the forward contracts. The accretion amount reduces net income (or increases a net loss) allocable to common stockholders and related per share amounts for each period until settlement occurs. For fiscal 2001, the accreted amount of interest did not materially affect the net loss allocable to common stockholders or the related per share amounts.

     In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" (EITF 00-7). Under EITF 00-7, equity derivatives that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value and any gains or losses are recognized through earnings. The EITF reached a consensus on EITF 00-19 in September 2000 that addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts could be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus were grandfathered until June 30, 2001, with cumulative catch-up adjustment to be recorded at that time if still outstanding. There are no outstanding contracts as of October 31, 2001; however, outstanding contracts as of June 30, 2001 were in accordance with the requirements of EITF 00-19 for equity instrument accounting.

                             J.D. EDWARDS & COMPANY

(5) EMPLOYEE RETIREMENT SAVINGS PLAN AND STOCK-BASED BENEFIT PLANS

  Employee Retirement Savings Plan (401(k) Plan)

     The Company established the 401(k) Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 in 1988 and made certain amendments during fiscal 1998. The retirement savings plan is an Internal Revenue Code Section 401(k) plan, commonly known as a salary reduction retirement plan. The Company merged the U.S. employee portion of its Employee Stock Ownership Plan (ESOP) into the 401(k) Plan in August 1998.

     Employees are eligible to participate in the 401(k) Plan on the first day of the calendar quarter following one complete calendar month of service. The 401(k) Plan allows for both matching and discretionary contributions. Generally, the Company matches 50% of an employee's eligible contributions to the 401(k) Plan, up to a maximum match of 3% of eligible compensation for each calendar year. Employees must complete 1,000 hours of service and be employed by the Company on the last day of the calendar year to receive the matching contribution, which is fully vested when made for all participants. The Company recognized expense for matching contributions of $4.2 million, $6.2 million, and $5.8 million for fiscal 1999, 2000, and 2001 respectively. Discretionary contributions to the 401(k) Plan are subject to a five-year vesting schedule based on number of years of service with the Company. In fiscal 2000 and 2001, the Company accrued $3.1 million and $4.4 million, respectively, for discretionary contributions to be made in Company common stock.

  Equity Incentive Plans

     In August 1997, the Company established an Equity Incentive Plan (the 1997
Plan). A total of 10,000,000 shares of common stock are reserved for issuance under the 1997 Plan, of which 9,606,285 and 10,000,000 were available for grant as of October 31, 2000 and 2001, respectively. The number of shares of common stock reserved for issuance is increased on each anniversary date of the adoption of the 1997 Plan by a number of shares equal to the number of shares needed to restore the maximum aggregate number of shares to 10,000,000 or a lesser amount determined by the Company's Board of Directors. The 1997 Plan provides for the granting of incentive stock options to employees and the granting of non-statutory stock options and stock purchase rights to employees, directors, and consultants.

     In November 1992, the Company established an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the 1992 Option Plans). The options that were granted vest over a period of time ranging from four to five years with a term of not more than 10 years. A total of 35 million shares of common stock are authorized for issuance under the 1992 Option Plans, of which 13,888,000 and 14,132,419 shares were available for grant as of October 31, 2000 and 2001, respectively. The Company does not anticipate granting additional options under the 1992 Option Plans.

  Employee Stock Purchase Plans

     In August 1997, the Company established the Employee Stock Purchase Plan
(ESPP). A total of 2,000,000 shares of common stock were reserved for issuance under the ESPP. An annual increase is made to the ESPP on each anniversary date of the plan in an amount equal to the number of shares of common stock required to restore the maximum number of shares reserved for issuance to 2,000,000 shares, or a lesser amount determined by the Company's Board of Directors. Eligible employees may purchase common stock totaling up to 10% of an employee's compensation through payroll deductions. The ESPP for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Code. The price of common stock to be purchased is 85% of the lower of the fair market value of the common stock on the first or last day of each purchase period. During the years ended October 31, 2000 and 2001, a total of 1,085,744 and 957,747 shares, respectively, were issued under the ESPP, generating total proceeds to the Company of $15.3 million and

                             J.D. EDWARDS & COMPANY

$12.0 million, respectively. At October 31, 2001, a total of $2.6 million had been withheld from employees' payroll for the purchase offering period ending on December 31, 2001. Subsequent six-month purchase offering periods will commence on January 1, 2002, and June 1, 2002.

  Stock-Based Compensation

     The Company records compensation expense related to its stock plans using the intrinsic value based method and discloses a pro forma compensation value measured using the fair value accounting method. Generally, stock options are granted with an exercise price equal to the fair value at the date of grant. For the fair value disclosure below, compensation value is estimated for each option grant under the 1992 Option Plans and 1997 Plan on the date of grant using a Black-Scholes option pricing model. Based on the calculations using a Black-Scholes valuation model, the weighted-average grant date fair value of options was $10.65, $9.73, and $6.78 in fiscal 1999, 2000, and 2001, respectively. The weighted-average grant date fair value of shares issued through the ESPP in fiscal 1999, 2000, and 2001 was $8.91, $7.35, and $5.41, respectively.

     The following weighted-average assumptions were used for grants in fiscal 1999, 2000, and 2001:

STOCK-BASED                                          EXPECTED LIFE    EXPECTED      RISK-FREE
COMPENSATION                                          (IN YEARS)     VOLATILITY   INTEREST RATE
------------                                         -------------   ----------   -------------
Options:
  1999.............................................      3.38            60%          4.64%
  2000.............................................      3.32            71%          6.23%
  2001.............................................      3.38            75%          4.49%
ESPP:
  1999.............................................      0.53            60%          4.63%
  2000.............................................      0.50            71%          5.14%
  2001.............................................      0.50            75%          5.99%

     The pro forma impact on the Company's net income or loss and net income or loss per share had compensation expense been recorded as determined under the fair value method is shown below (in thousands, except per share data):

                                                          YEAR ENDED OCTOBER 31,
                                                      -------------------------------
                                                        1999       2000       2001
                                                      --------   --------   ---------
Net loss:
  As reported.......................................  $(39,224)  $(15,422)  $(179,753)
  Pro forma.........................................   (73,421)   (52,130)   (215,529)
Basic and diluted net loss per share:
  As reported.......................................     (0.37)     (0.14)      (1.61)
  Pro forma.........................................     (0.70)     (0.48)      (1.93)

                             J.D. EDWARDS & COMPANY

     Activity of the 1992 Option Plans and 1997 Plan is summarized in the following table:

                                                             WEIGHTED-                      WEIGHTED-
                                              NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                                SHARES     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                              ----------   --------------   -----------   --------------
Options outstanding, October 31, 1998.......  16,792,916       $14.40        4,478,186        $ 4.17
Options granted.............................   5,975,428        23.29
Less: options exercised.....................  (2,937,932)        4.06
Less: options forfeited.....................  (1,513,327)       22.75
                                              ----------
Options outstanding, October 31, 1999.......  18,317,085        18.25        6,381,692         11.29
Options granted.............................  10,203,179        18.45
Less: options exercised.....................  (4,270,704)        6.22
Less: options forfeited.....................  (3,438,149)       25.56
                                              ----------
Options outstanding, October 31, 2000.......  20,811,411        19.59        6,536,434         18.53
Options granted.............................   5,197,922        13.27
Less: options exercised.....................  (2,154,252)        6.46
Less: options forfeited.....................  (4,559,746)       22.23
                                              ----------
Options outstanding, October 31, 2001.......  19,295,335        18.73        8,738,884         21.33
                                              ==========

     The status of total stock options outstanding and exercisable under the 1992 Option Plans and 1997 Plan as of October 31, 2001, follows:

                                      STOCK OPTIONS OUTSTANDING             STOCK OPTIONS
                                -------------------------------------        EXERCISABLE
                                              WEIGHTED-                 ---------------------
                                               AVERAGE      WEIGHTED-               WEIGHTED-
                                              REMAINING      AVERAGE                 AVERAGE
                                NUMBER OF    CONTRACTUAL    EXERCISE    NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES          SHARES     LIFE (YEARS)     PRICE      SHARES       PRICE
------------------------        ----------   ------------   ---------   ---------   ---------
$  2.66-3.44..................     580,462       2.6         $ 3.09       580,462    $ 3.09
   6.24-9.31..................   1,223,078       5.1           6.69       898,205      6.24
  9.50-13.69..................   8,885,555       6.8          11.63     1,965,192     10.80
 14.75-21.94..................     725,735       6.6          17.69       345,664     17.62
 22.38-33.13..................   5,383,699       5.5          25.73     3,007,042     25.47
 33.94-44.88..................   2,496,806       4.3          38.71     1,942,319     38.68
                                ----------                              ---------
  2.66-44.88..................  19,295,335       5.9          18.73     8,738,884     21.33
                                ==========                              =========

                             J.D. EDWARDS & COMPANY

(6) INCOME TAXES

     Income or loss before income taxes consists of the following, and the components of the provision for or benefit from income taxes are as follows (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
Income (loss) before income taxes:
  Domestic...........................................  $ (3,738)  $  2,150   $(33,614)
  Foreign............................................   (44,427)   (22,782)   (14,706)
                                                       --------   --------   --------
                                                       $(48,165)  $(20,632)  $(48,320)
                                                       ========   ========   ========
Components of the provision for (benefit from) income
  taxes:
  Current:
     U.S. Federal....................................  $ (2,258)  $  1,349   $    541
     State...........................................       276         80        209
     Foreign.........................................    11,576      7,411      8,136
                                                       --------   --------   --------
                                                          9,594      8,840      8,886
  Deferred:
     U.S. Federal....................................   (13,098)   (13,700)   106,554
     State...........................................    (1,552)    (1,109)    10,548
     Foreign.........................................    (3,885)       759      5,445
                                                       --------   --------   --------
                                                        (18,535)   (14,050)   122,547
                                                       --------   --------   --------
Total provision for (benefit from) income taxes......  $ (8,941)  $ (5,210)  $131,433
                                                       ========   ========   ========

     The provisions for or benefit from income taxes are different from the amounts computed by applying the U.S. federal statutory rate to income before income taxes. The amounts are reconciled as follows (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                          1999      2000       2001
                                                        --------   -------   --------
Statutory rate........................................  $(16,858)  $(7,221)  $(16,912)
Foreign income taxed at higher rates..................     6,752     7,268      3,097
Non-deductible expenses/non-taxable income............    (3,015)   (1,244)     2,443
State income taxes, net of U.S. Federal benefit.......      (830)     (470)    (1,141)
Income tax credits....................................    (4,983)   (4,594)    (7,354)
Other.................................................     1,113     1,051        (26)
Acquisition-related permanent differences.............     8,880        --         --
Valuation allowance...................................        --        --    151,326
                                                        --------   -------   --------
Provision for (benefit from) income taxes.............  $ (8,941)  $(5,210)  $131,433
                                                        ========   =======   ========

     The company received a tax deduction for compensation in excess of compensation expense recognized for financial purposes. Such benefit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in APB No. 25, "Accounting for Stock Issued to Employees") and the date at which the compensation deduction for income tax purposes is determinable. Additional paid-in capital was increased by $22.5 million for fiscal 2000 and is included in the accompanying consolidated statement of changes in stockholders' equity.

                             J.D. EDWARDS & COMPANY

     Deferred tax assets and liabilities included in the balance sheet are comprised of the following components (in thousands):

                                                                  OCTOBER 31,
                                                              --------------------
                                                                2000       2001
                                                              --------   ---------
Deferred tax assets:
  Revenue deferred for book purposes........................  $  2,879   $     809
  Foreign tax credit carryforwards..........................    14,624      18,159
  Allowance for doubtful accounts...........................     3,226       3,856
  Vacation and other accruals...............................    13,600      12,470
  Fixed assets..............................................       961         389
  Research and development credit carryforward..............     7,120      12,198
  Net operating loss carryforwards..........................   104,387     121,440
  Currency translation adjustment...........................     3,929       4,773
                                                              --------   ---------
  Other.....................................................     5,278      11,436
                                                              --------   ---------
          Total deferred tax assets.........................   156,004     185,530
Deferred tax liabilities:
  Capitalized software development costs....................    (9,673)     (2,853)
  Revenue deferred for tax..................................    (8,362)     (7,789)
  Other.....................................................    (6,682)       (324)
                                                              --------   ---------
          Total deferred tax liabilities....................   (24,717)    (10,966)
Less valuation allowance....................................    (9,651)   (174,564)
                                                              --------   ---------
Net deferred tax asset......................................  $121,636   $      --
                                                              ========   =========
Deferred taxes in other current assets......................  $   (901)  $      --
Non current portion of deferred taxes.......................   122,537          --
                                                              --------   ---------
Net deferred tax asset......................................  $121,636   $      --
                                                              ========   =========

     The Company has a U.S. net operating loss carryforward (NOL) of approximately $309.1 million, of which $121.2 million will expire in 2018, $52.5 million will expire in 2019, $69.0 million will expire in 2020 and $66.4 million will expire in 2021. The Company has available approximately $18.2 million of foreign tax credit carryforwards, of which $.5 million will expire in 2002, $4.8 million will expire in 2003, $8.4 million will expire in 2004, $1.6 million will expire in 2005, and $2.9 million will expire in 2006. Additionally, a research and development credit carryforward of approximately $12.2 million is available, of which $3.5 million will expire in 2019, $4.6 million will expire in 2020, and $4.1 million will expire in 2021.

     The Company has deferred tax assets of $174.5 million before valuation allowance at October 31, 2001, against which the Company has recorded a full valuation allowance of $174.5 million. This valuation allowance was recorded after considering a number of factors, including the Company's cumulative operating losses in fiscal 1999, 2000, and 2001. Based on the weight of both positive and negative evidence regarding the recoverability of deferred tax assets, the Company concluded that a valuation allowance was required to fully offset the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. Included in the deferred tax asset balance at October 31, 2001, are approximately $121.4 million in tax-effected net operating losses (NOLs). Approximately $84.4 million of the deferred tax asset related to NOLs was generated from the benefit from employee stock plans. Realization of the deferred tax asset associated with the NOLs is dependent on generating sufficient taxable income to utilize the NOLs prior to their expiration.

                             J.D. EDWARDS & COMPANY

     At October 31, 2001, and October 31, 2000, unremitted earnings of foreign subsidiaries totaled $1.1 million and $2.0 million, respectively, and were deemed to be permanently invested. The unrecognized deferred tax liability for such earnings is immaterial.

(7) RESTRUCTURINGS AND OTHER RELATED CHARGES

  Fiscal 2000 Restructuring

     Overview. During fiscal 2000, the Company's Board of Directors approved a global restructuring plan to reduce the Company's operating expenses and strengthen both its competitive and financial positions. Overall expense reductions were necessary both to lower the Company's existing cost structure and to reallocate resources to pursue its future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over several fiscal quarters, as the Company's headcount and operating expenses grew at a faster rate than revenue. The Company also had incurred operating losses in certain geographic areas. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying the Company's approach to providing certain services for customers. Restructuring and related charges primarily consisted of severance-related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring activity occurred during the second half of fiscal 2000, and remaining actions, such as office closures or consolidations and lease terminations, were completed within a one-year time frame.

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

     Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were generating losses, or where redundancy existed. The Company decreased its workforce by a total of 775 employees across most geographic areas and functions of its business, including administrative, professional, and management positions. All employee terminations occurred during the third quarter of fiscal 2000, although a limited number of involuntarily terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge, and severance packages were only provided to the 688 involuntarily terminated employees. The employee severance and termination costs included $1.3 million in non-cash charges.

                             J.D. EDWARDS & COMPANY

     The following table summarizes the number of employee positions eliminated in accordance with the restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
United States...............................................  472
Asia Pacific................................................  143
EMEA........................................................   96
Canada and Latin America....................................   64
                                                              ---
          Total.............................................  775
                                                              ===
FUNCTION:
Sales and marketing.........................................  265
Consulting and technical support............................  208
Research and development....................................  100
Training services...........................................   80
Finance, human resources, legal, and other general and         63
  administrative............................................
Information technology......................................   33
Customer support and product delivery.......................   26
                                                              ---
          Total.............................................  775
                                                              ===

     Office closures. In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease-termination costs, and other related costs, all of which are in accordance with the restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the U.S., Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters campus, with the remaining moves completed within one year. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed during fiscal 2000.

     The Company also closed or downsized several underutilized training facilities in order to modify its education approach. Certain regional facilities -- including Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey; and Toronto, Canada -- were closed, downsized, or significantly reduced. These closures and reductions were completed in December 2000.

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

     The Company has completed all actions related to this restructuring as of April 30, 2001. An outstanding accrual of $2.9 million remained at October 31, 2001, primarily consisting of lease obligations for office and training facilities closed and consolidated, which will be paid over the remaining lease terms and unsettled employee termination costs.

                             J.D. EDWARDS & COMPANY

                                               EMPLOYEE                                                                 TOTAL
                                              SEVERANCE &              OPERATING   RESTRUCTURING   ASSET DISPOSAL   RESTRUCTURING
SUMMARY OF FISCAL 2000 RESTRUCTURING ACCRUAL  TERMINATION    OFFICE      LEASE         COSTS         LOSSES AND      AND RELATED
ACTIVITY (IN THOUSANDS):                        ACCRUAL     CLOSURES    BUYOUTS      SUBTOTAL       OTHER COSTS        CHARGES
--------------------------------------------  -----------   --------   ---------   -------------   --------------   -------------
Consolidated charge, July 31, 2000.....        $ 16,683     $12,667      $ 647       $ 29,997         $   116         $ 30,113
Fiscal 2000 cash payments..............         (15,487)     (4,154)      (223)       (19,864)           (557)         (20,421)
Fiscal 2000 adjustments................            (342)     (2,696)        --         (3,038)            941           (2,097)
                                               --------     -------      -----       --------         -------         --------
  Accrual balance, October 31, 2000....             854       5,817        424          7,095             500            7,595
Fiscal 2001 cash payments..............            (485)     (2,693)      (237)        (3,415)           (382)          (3,797)
Fiscal 2001 asset disposals............              --          --         --             --          (1,078)          (1,078)
Fiscal 2001 restructuring adjustments...           (134)       (306)      (187)          (627)            960              333
Fiscal 2001 operational adjustments....            (132)         --         --           (132)             --             (132)
                                               --------     -------      -----       --------         -------         --------
  Accrual balance, October 31, 2001....        $    103     $ 2,818      $  --       $  2,921         $    --         $  2,921
                                               ========     =======      =====       ========         =======         ========

     Reductions in accrual amounts will continue to occur until all remaining obligations have been settled by 2007. The Company recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments are primarily a result of the final amount of operating lease buyouts being effectively reduced from the original estimate and successful elimination of further rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced, resulting from favorable negotiations and reduced obligations surrounding employee termination costs. Cost true-ups subsequent to April 30, 2001, related to the fiscal 2000 restructuring will be recorded through normal operations with no impact on the restructuring charge.

  Fiscal 2001 Restructuring

     Overview. During the second and third quarters of fiscal 2001, the Company's Board of Directors approved a two-phased global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by the Company's operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and the closure or consolidation of some operating facilities. The fiscal 2001 restructuring plan consists of two phases (Phase I and Phase II), initiated during the second and third quarters of fiscal 2001, respectively. The Company expects that the remaining actions, such as office closures or consolidations and lease terminations, will be completed within a one-year time frame.

     Employee severance and termination costs. The Company paid termination salaries, benefits, outplacement, and other related costs to employees terminated in the second and third quarters of fiscal 2001. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. The Company decreased its workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II across administrative, professional, and management positions and various functions of the Company's business. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001, and all employee terminations as part of Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

                             J.D. EDWARDS & COMPANY

     The following table summarizes the number of employee positions eliminated in accordance with the fiscal 2001 restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
United States(1)............................................  265
Asia Pacific................................................   39
EMEA Asia Pacific...........................................   56
Canada and Latin America(1).................................   38
                                                              ---
          Total.............................................  398
                                                              ===
FUNCTION:
Sales and marketing(2)......................................  150
Consulting and information technology(2)....................  110
Research and development....................................   24
Education services(2).......................................   16
Finance, human resources, legal, and other general and         49
  administrative............................................
Customer support and product delivery.......................   49
                                                              ---
          Total.............................................  398
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

     Office closures. In addition to the decrease in employee positions, Phase II of the fiscal 2001 restructuring plan provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the fiscal 2001 restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the U.S., Europe, and the Asia Pacific region. All office consolidations and closures are expected to be completed no later than April 2002.

     Asset disposal losses and other costs. During fiscal 2001, the Company wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the second half of fiscal 2001.

                             J.D. EDWARDS & COMPANY

     Fiscal 2001 restructuring costs. The following table summarizes the components of the Phase I and Phase II restructuring charge, the payments made during the periods presented, and the remaining accrual as of October 31, 2001, by geographic region:

                                                                                                  ASSET
SUMMARY OF FISCAL 2001                                                                           DISPOSAL        TOTAL
RESTRUCTURING                      EMPLOYEE                                     RESTRUCTURING   LOSSES AND   RESTRUCTURING
CHARGE AND PAYMENTS (IN           SEVERANCE &       OFFICE    OPERATING LEASE       COSTS         OTHER       AND RELATED
THOUSANDS):                    TERMINATION COSTS   CLOSURES       BUYOUTS         SUBTOTAL        COSTS         CHARGES
-----------------------        -----------------   --------   ---------------   -------------   ----------   -------------
Phase I:
United States................       $ 1,412        $    --        $   28           $ 1,440       $    --        $ 1,440
Canada and Latin America.....           694             --            22               716            --            716
                                    -------        -------        ------           -------       -------        -------
Consolidated Phase I charge,
  quarter- ended April 30,
  2001.......................         2,106             --            50             2,156            --          2,156
Second quarter cash
  payments...................          (574)            --            --              (574)           --           (574)
                                    -------        -------        ------           -------       -------        -------
  Accrual balance, April 30,
    2001.....................         1,532             --            50             1,582            --          1,582
                                    -------        -------        ------           -------       -------        -------
Third quarter cash
  payments...................        (1,031)            --            --            (1,031)           --         (1,031)
Third quarter adjustment.....          (280)            --            --              (280)           --           (280)
                                    -------        -------        ------           -------       -------        -------
Accrual balance, July 31,
  2001.......................           221             --            50               271            --            271
                                    -------        -------        ------           -------       -------        -------
Fourth quarter cash
  payments...................          (232)            --           (50)             (282)           --           (282)
Fourth quarter adjustments...            11             --            --                11            --             11
                                    -------        -------        ------           -------       -------        -------
  Accrual balance, October
    31, 2001.................            --             --            --                --            --             --
                                    -------        -------        ------           -------       -------        -------
Phase II:
United States................         4,031          8,755         1,396            14,182         1,959         16,141
EMEA.........................         1,848            997            71             2,916            49          2,965
Canada, Asia Pacific, and
  Latin America..............         1,416          1,144            20             2,580           331          2,911
                                    -------        -------        ------           -------       -------        -------
Consolidated Phase II charge,
  quarter-ended July 31,
  2001.......................         7,295         10,896         1,487            19,678         2,339         22,017
Third quarter cash
  payments...................        (6,349)          (552)         (296)           (7,197)           --         (7,197)
Third quarter asset
  disposals..................            --             --            --                --        (2,339)        (2,339)
                                    -------        -------        ------           -------       -------        -------
  Accrual balance, July 31,
    2001.....................           946         10,344         1,191            12,481            --         12,481
                                    -------        -------        ------           -------       -------        -------
Fourth quarter cash
  payments...................          (786)        (1,190)         (885)           (2,861)           --         (2,861)
Fourth quarter asset
  disposals..................            --             --            --                --        (1,086)        (1,086)
Fourth quarter adjustments...           108            190            --               298         1,086          1,384
                                    -------        -------        ------           -------       -------        -------
  Accrual balance, October
    31, 2001.................           268          9,344           306             9,918            --          9,918
                                    -------        -------        ------           -------       -------        -------
Phase I and Phase II
  combined:
  Accrual balance, July 31,
    2001.....................       $ 1,167        $10,344        $1,241           $12,752       $    --        $12,752
                                    =======        =======        ======           =======       =======        =======
  Accrual balance, October
    31, 2001.................       $   268        $ 9,344        $  306           $ 9,918       $    --        $ 9,918
                                    =======        =======        ======           =======       =======        =======

     Fiscal 2001 exit from certain reseller agreements. Management reviewed the Company's business alliances during fiscal 2001. As a result of this review, the Company decided to exit certain reseller arrangements for which prepaid royalty balances existed. The Company wrote off $12.8 million in prepaid royalties associated with these third-party agreements, and $7.8 million of capitalized third-party products resulting from a change in strategy related to a portion of the Company's XPI product. These charges are included in cost of license fees on the accompanying consolidated statement of operations.

                             J.D. EDWARDS & COMPANY

     Adjustments. The Company recorded immaterial adjustments to the restructuring provision during fiscal 2001.

(8) ACQUISITIONS

     All of the Company's business acquisitions have been accounted for using the purchase method, and, accordingly, the total purchase price of each acquired company was allocated to the acquired assets and liabilities at their fair values as of the closing date of the acquisition. For purposes of allocating the purchase price to the identified acquired assets, the term "fair value" is defined as fair market value, or the price at which an asset would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, and both parties are able, as well as willing, to trade and are well-informed about the asset and the market for that asset. The Company's consolidated statements of operations do not include any revenue or expenses related to the acquisitions prior to their closing dates.

     The Premisys Corporation. On February 26, 1999, the Company completed its acquisition of The Premisys Corporation, a privately held Illinois corporation that provides visual configuration software and consulting services. Technology acquired from The Premisys Corporation is being integrated with OneWorld, the Company's multi-platform software. The purchase price was paid with a combination of J.D. Edwards' common stock and cash. The acquisition was accounted for as a purchase, and the purchase price of $7.1 million was allocated to the acquired assets and liabilities at their fair values as of February 26, 1999. Acquired intangible assets consisted of $2.4 million of capitalized software and $5.0 million of in-place workforce, including a gross up for deferred taxes. Additionally, $2.1 million was allocated to IPR&D. Additional consideration of $3.8 million was paid in fiscal 2001 and recorded as compensation expense from March 1999 through the second quarter of fiscal 2001. Pro forma results of operations as though the companies had combined at the beginning of fiscal 1998 and fiscal 1999, the two most recently completed fiscal years at the time of acquisition, would not be materially different from reported results and therefore have been omitted.

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

     The financial model used in the valuation anticipated revenue growth consistent with the historical and projected results of competitors, as well as general market expectations for the supply chain management space and front office applications, such as CustomWorks. Operating expense assumptions showed significant

                             J.D. EDWARDS & COMPANY
increases, gradually falling in line with industry averages consistent with established enterprise and supply chain solutions providers. Accordingly, the operating margin in the financial model is expected to grow over fiscal 2000 and fiscal 2001, but then gradually decline as the developed and in-process products mature.

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

     The Numetrix purchase agreement included provisions under which the Company is able to make claims on funds held in escrow related to certain liabilities, anticipated liabilities, and other representations and warranties made in the purchase agreement. In June 2000, the Company notified the escrow agent of such a claim. The amount that may be received from the claim cannot currently be reasonably estimated.

     The most significant in-process technology acquired was being designed by Numetrix prior to the fiscal 1999 acquisition to provide an operational-level planning and scheduling optimization solution targeted at discrete manufacturing industries. Additionally, prior to the fiscal 1999 acquisition, a new demand-planning module was in the process of design by Numetrix to enhance enterprise-wide collaborative forecasting and address forecast reconciliation. Both technologies were released in October 2000. Another in-process technology of Numetrix, a collaborative enabler, is designed to efficiently interface the messaging architecture among applications to allow real-time, alert-driven collaboration. This technology is now part of J.D. Edwards' advanced planning integration project.

     Both the developed technology and in-process development valuations were based primarily on an income approach that examined all projected revenue and expenses attributable to the assets over the economic life of each. A variation of the income approach that applies a percentage of completion calculation also was used to

                             J.D. EDWARDS & COMPANY
value in-process technology, and this method was used for recording the fair value of in-process development. In this approach, the research and development costs to complete the in-process technology are not deducted as an expense. However, the net cash flows are multiplied by the percentage of completion of the technology. The percentage of completion was based on the development expense spent as of the valuation date as a percentage of the total required development expense for each new product and each new release of the existing products.

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

     The valuations used a discounted cash flow analysis of financial projections over the estimated useful lives of the existing technology. After the end of the projection period, no further revenue was assumed and no residual value of the technologies was used. The projected revenue stream by product -- developed, in-process, and future -- was determined by the existing lines of software code and incremental lines of code for future releases of each product. The discount rate was based on the weighted-average cost of capital method and was determined to be 22.5% for Numetrix. This same rate was used for valuing the IPR&D due to the level of risk, which was considered the same as that for the company as a whole. A discount rate of 17.5% was used for developed technology due to the lower level of risk.

     Financial projections used to value the intangibles included breakdowns of revenue from license fees, implementation and consulting services, and maintenance, along with costs of the revenue components, major operating expense categories, and income taxes for the current fiscal year through Numetrix's fiscal year ending February 28, 2009. Based on historical data provided by Numetrix management regarding the rate at which the code base for developed technology would become obsolete, the expected replacement and augmentation of existing software code for each product, as well as the rate at which replacement technology would be developed, the projection period was deemed appropriate. Significant changes were not anticipated from historical pricing or gross margins. Management anticipated solid revenue growth consistent with historical and projected results of competitors, as well as general market expectations for the supply chain management space and especially Web-enabled applications, such as those currently and expected to be offered by Numetrix. Also, the discrete scheduling product targeted the much larger market of mid-sized manufacturing companies in addition to the Company's traditional market of Fortune 500 customers. Operating expenses were assumed to increase significantly but, as a percentage of revenue, are projected to fall closer in line with industry averages consistent with the major ERP providers, including J.D. Edwards, Oracle, and SAP. Accordingly, the operating margin was assumed to be at a break-even point in fiscal 1999 and gradually increase through the fiscal year ending February 28, 2009.

                             J.D. EDWARDS & COMPANY

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

     Acquired assets include net tangible assets of $1.7 million and intangible assets related to the in-place workforce, customer base, and goodwill of approximately $3.8 million, $3.7 million, and $3.8 million, respectively. The valuations of intangible assets were based on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. A replacement cost approach was determined to best quantify the in-place workforce. An income-based approach was applied to value the economic benefits of the existing customer base using projections of net cash flows and an appropriate discount rate was applied as a factor of the associated risk. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of four years. The effect of adjusting the cost basis of the Company's previous 10% investment to reflect equity method accounting is insignificant.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations." SFAS No. 141 requires that purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting used by the Company in previous business combinations.

(9) SALE OF PRODUCT LINE

     In January 2000, the Company sold the assets of its homebuilding software product line to a privately held provider of e-business, technology, and project management systems. The buyer acquired all of the rights to the J.D. Edwards homebuilder software, including its source code, contracts, license agreements, maintenance agreements, and customer lists. The Company received $6.5 million in a combination of cash and a promissory note secured by the software code and the customer base. The Company allocated the total proceeds to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income during the first quarter of fiscal 2000. The secured promissory note obligation was not collected when due; therefore, during the second quarter of fiscal 2001 the Company recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the collateral. The loss is reflected in the accompanying consolidated statement of operations in other income or expense for the fiscal year ended October 31, 2001. As of October 31, 2001, the remaining $1.9 million fair

                             J.D. EDWARDS & COMPANY
value of the collateral was included in software costs, in the accompanying consolidated balance sheets, which is being amortized over a three-year period.

(10) SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments shown below are the same as those described in the summary of significant accounting policies. Total revenue from each country outside the U.S. was less than 10% of the Company's consolidated revenue. The groupings shown below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods.

                                                           YEAR ENDED OCTOBER 31,
                                                      --------------------------------
                                                        1999        2000        2001
                                                      --------   ----------   --------
REVENUE FROM UNAFFILIATED CUSTOMERS:
United States.......................................  $578,804   $  652,279   $553,720
Europe, Middle East, and Africa.....................   224,601      196,841    176,753
Canada, Asia Pacific, and Latin America.............   140,826      151,945    143,507
                                                      --------   ----------   --------
Consolidated........................................  $944,231   $1,001,065   $873,980
                                                      ========   ==========   ========
INCOME (LOSS) FROM OPERATIONS:
United States.......................................  $(24,808)  $  (47,851)  $(38,028)
Europe, Middle East, and Africa.....................   (10,027)      35,451     39,914
Canada, Asia Pacific, and Latin America.............     3,243        5,949     19,919
IPR&D and amortization of acquired intangibles......   (35,629)     (25,044)   (27,388)
Write-off of certain third-party arrangements.......        --           --    (20,566)
Restructuring and other related charges.............        --      (28,016)   (25,621)
                                                      --------   ----------   --------
Consolidated........................................  $(67,221)  $  (59,511)  $(51,770)
                                                      ========   ==========   ========

(11) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and equipment under various operating leases. Rent expense for office space and equipment during fiscal 1999, fiscal 2000, and fiscal 2001 was $59.6 million, $74.8 million, and $64.2 million respectively. The minimum future lease commitments under non-cancelable leases as of

                             J.D. EDWARDS & COMPANY

October 31, 2001 (including the operating leases for the Company's corporate headquarters discussed below), are as follows (in thousands):

FISCAL YEAR                                                  AMOUNT
-----------                                                 --------
2002.....................................................   $ 52,883
2003.....................................................     40,720
2004.....................................................     36,612
2005.....................................................     14,248
2006.....................................................      7,289
Thereafter...............................................     15,012
                                                            --------
                                                            $166,764
                                                            ========

     The Company leases its corporate headquarters office buildings under operating leases. The corporate headquarters were constructed on land owned by the Company. The lessor, a wholly owned subsidiary of a bank and a syndication of banks, collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. At October 31, 2001, management believes that the fair market value of the leased property exceeds the original cost. The Company's lease obligations are based on a return on the lessor's costs. Management can elect to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. At October 31, 2000 and 2001, investments totaling $123.3 million and $67.2 million were designated as collateral for these leases, respectively. As a result of the write-off of the Company's deferred tax asset in fiscal 2001, the Company obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks that included the execution of an amendment to the security agreement of one of the leased buildings designating $16.0 million of the collateral as restricted cash and cash equivalents on the accompanying consolidated balance sheets. During the first quarter of fiscal 2002, the Company executed subsequent amendments to the security agreements of the remaining leased buildings designating an additional $19.4 million of the collateral as restricted cash and cash equivalents, for a total restricted amount of $35.4 million. The Company may withdraw the funds used as collateral at its sole discretion, excluding the amounts classified as restricted, provided that the Company is not in default under the lease agreements. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At October 31, 2001, the Company was in compliance with the covenants and representations and warranties required under the lease agreement.

  Legal Matters

     On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the Complaint) was filed on March 21, 2000. The Complaint purported to be brought on behalf of purchasers of the Company's common stock during the period between January 22, 1998, and December 3, 1998. The Complaint alleged that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff was seeking to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards' common stock during the class period.

     The Company has reached a settlement in principle of these shareholder class action lawsuits. The terms of the settlement are still being resolved but management believes the final terms will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The negotiated settlement will be funded entirely with proceeds from the Company's directors and officers' insurance policies. The final settlement agreement is subject to Court approval and class notice provisions.

                             J.D. EDWARDS & COMPANY

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's quarterly financial information for fiscal 2000 and fiscal 2001 is as follows (in thousands, except per share data):

                                             FIRST      SECOND      THIRD      FOURTH
                                            QUARTER    QUARTER     QUARTER    QUARTER
                                            --------   --------   ---------   --------
YEAR ENDED OCTOBER 31, 2000:
Total revenue.............................  $231,706   $231,049   $ 261,116   $277,194
  Less: costs and expenses................   240,896    258,389     296,687    264,604
                                            --------   --------   ---------   --------
Operating income (loss)...................    (9,190)   (27,340)    (35,571)    12,590
                                            --------   --------   ---------   --------
Income (loss) before income taxes.........      (241)    (3,703)    (31,985)    15,297
Net income (loss).........................  $   (152)  $ (2,333)  $ (22,603)  $  9,666
                                            ========   ========   =========   ========
Net income (loss) per common share:
  Basic...................................  $   0.00   $  (0.02)  $   (0.21)  $   0.09
  Diluted.................................  $   0.00   $  (0.02)  $   (0.21)  $   0.08
YEAR ENDED OCTOBER 31, 2001:
Total revenue.............................  $217,685   $216,662   $ 204,205   $235,428
  Less: costs and expenses................   227,960    230,510     252,836    214,444
                                            --------   --------   ---------   --------
Operating income (loss)...................   (10,275)   (13,848)    (48,631)    20,984
                                            --------   --------   ---------   --------
Income (loss) before income taxes.........    (6,950)   (12,502)    (50,501)    21,633
Net income (loss).........................  $ (4,379)  $ (7,467)  $(185,901)  $ 17,994
                                            ========   ========   =========   ========
Net income (loss) per common share:
  Basic...................................  $  (0.04)  $  (0.07)  $   (1.65)  $   0.16
  Diluted.................................  $  (0.04)  $  (0.07)  $   (1.65)  $   0.16

(13) SUBSEQUENT EVENTS (UNAUDITED)

     On November 16, 2001, J.D. Edwards & Company completed its acquisition of YOUcentric, Inc., a Charlotte, N.C. provider of Java-based customer relationship management (CRM) software. J.D. Edwards acquired all of the issued and outstanding capital stock of YOUcentric, valued at $86 million as calculated under the terms of the Agreement and Plan of Reorganization (the Agreement). The YOUcentric shareholders received $6.0 million in cash, and J.D. Edwards issued
7.7 million shares of its common stock. Pursuant to the Agreement, YOUcentric became a wholly-owned subsidiary of J.D. Edwards. The completion of this acquisition expands J.D. Edwards collaborative commerce software product offerings and management believes the Company is now better positioned to compete in the CRM market. The acquisition will be accounted for as a purchase and, accordingly, the total purchase price of YOUcentric will be allocated to the acquired assets, including goodwill and other intangible assets, and liabilities at their fair values as of November 16, 2001. J.D. Edwards' consolidated statement of operations will not include any revenue or expense related to YOUcentric prior to November 16, 2001.

     The Agreement includes an escrow arrangement, and J.D. Edwards may claim reimbursement of certain losses, up to $10 million, through the escrow fund. These financial statements disclosures have been prepared on the basis of the full purchase price being paid, including the amount in the escrow fund. Excluding the 1.1 million shares currently held in an escrow account, the purchase price and goodwill would be reduced by

                             J.D. EDWARDS & COMPANY

$11.6 million. The shares held in escrow will be transferred to the YOUcentric shareholders in September 2002 to the extent that such shares are not required to be held to satisfy any claims that J.D. Edwards may make against the escrow fund.

     The purchase price allocation presented is preliminary. The final determination of required purchase accounting will be made upon the completion of the Company's analysis of the total purchase cost, d the fair value of the assets and liabilities assumed, and the amount of goodwill by reportable segment.

     The allocation of the preliminary purchase price to the net assets acquired as of November 16, 2001 is presented below (in millions):

Assets:
  Cash and cash equivalents.................................  $ 3.0
  Short-term marketable securities and other investments....    2.8
  Accounts receivable, net..................................    3.7
  Other current assets......................................    3.3
                                                              -----
          Total current assets..............................   12.8
  Certificate of deposit (restricted).......................    1.3
  Property and equipment, net...............................    3.7
  Software costs............................................    8.0
  Goodwill and other acquired intangibles...................   72.3
                                                              -----
                                                              $98.1
                                                              =====
Liabilities:
  Accounts payable and accrued liabilities..................    7.4
  Unearned revenue..........................................    1.8
                                                              -----
          Total current liabilities.........................    9.2
  Unearned revenue, net of current portion, and other.......    0.2
                                                              -----
          Total liabilities.................................    9.4
Stockholders' Equity:
  Retained earnings.........................................   (4.6)
  Deferred compensation.....................................   (2.1)
  Additional paid in capital................................   95.4
                                                              -----
          Total stockholders' equity........................   88.7
                                                              -----
                                                              $98.1
                                                              =====

     The value of stock will be recorded in accordance with EITF Issue No. 99-12, "Accounting for Formula Arrangements under EITF Issue No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination," which differs from the value as calculated in accordance with the Agreement due to the number of days used to calculate an average share price for the share exchange ratio. The purchase price recorded by the Company also included $2.8 million of direct acquisition costs. Certain vested and unvested options to purchase YOUcentric capital stock outstanding at the time of the acquisition under YOUcentric's stock option plans were assumed by J.D. Edwards. The fair value of the options assumed was $2.8 million and was determined using a Black Scholes option pricing model with an expected life of
2.75 years, expected volatility of 75%, and a risk free interest rate of 2.78%. The intrinsic value of $2.1 million related to the unvested portion of the options will be recorded as deferred compensation. These options were converted into options to purchase an equivalent number of shares of J.D. Edwards common stock based upon the acquisition share exchange ratio.

     J.D. Edwards retained an independent appraiser to assist with determining the estimated fair values of the intangible assets acquired in the acquisition. The valuations relied on methodologies that most closely related

                             J.D. EDWARDS & COMPANY
the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing the software costs, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate. The estimated fair value assigned to software costs was $8.0 million and non-compete agreements were $200,000. The software costs and non-compete intangible assets will be amortized over estimated useful lives of three years. Goodwill of approximately $72.1 million will be recorded as a result of the acquisition and will be subject to an annual impairment test and will not be amortized under SFAS No. 142.

     The value of $4.6 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D include revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5 to 20 percent was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the Core Technology. The estimated net free cash flows generated by the products over a 3-year period were discounted at rates ranging from 35 to 60 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses, asset requirements, and the royalty rate to core technology.

                                                                     SCHEDULE II

                             J.D. EDWARDS & COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT   ADDITIONS                               BALANCE AT
                                          BEGINNING    CHARGED TO                TRANSLATION     END OF
CLASSIFICATION                            OF PERIOD    OPERATIONS   WRITE-OFFS   ADJUSTMENT      PERIOD
--------------                            ----------   ----------   ----------   -----------   ----------
Allowance for Doubtful Accounts
Year Ended:
  October 31, 1999......................   $12,900      $ 6,615      $ (7,301)     $  (214)     $12,000
                                           -------      -------      --------      -------      -------
  October 31, 2000......................   $12,000      $15,552      $(12,538)     $(1,014)     $14,000
                                           -------      -------      --------      -------      -------
  October 31, 2001......................   $14,000      $16,617      $(13,720)     $   103      $17,000
                                           -------      -------      --------      -------      -------

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2.1          -- Agreement and Plan of Reorganization, by and among J.D.
                            Edwards & Company, Hornet Acquisition Corporation,
                            YOUcentric, Inc., and Laura Witt as stockholder
                            representative, dated August 14, 2001, and Amendment No.
                            1 to Agreement and Plan of Reorganization, dated October
                            3, 2001, both of which are incorporated herein by
                            reference to Exhibit 2.2 to Registrant's Form 8-K, filed
                            with the Securities and Exchange Commission on November
                            30, 2001.
            3.1(i)       -- Amended and Restated Certificate of Incorporation of
                            Registrant, which is incorporated herein by reference to
                            Exhibit 3.1(i) to the Registrant's Registration Statement
                            on Form S-1, No. 333-30701, as Amended (Registrant's Form
                            S-1).
            3.1(ii)      -- Bylaws of Registrant, which is incorporated herein by
                            reference to Exhibit 3.1(ii) to the Registrant's Form
                            S-1.
            3.2          -- Certificate of Designation of Rights, Preferences and
                            Privileges of Series A Participating Preferred Stock of
                            J.D. Edwards & Company, which is incorporated herein by
                            reference to Exhibit 3.2 to the Registrant's Form 8-A,
                            filed with the Securities and Exchange Commission on
                            November 15, 2001.
            4.1          -- Specimen stock certificate of Registrant's Common Stock, which is incorporated herein by reference to Exhibit 4.1
                            to the Registrant's Form S-1.
            4.2          -- Preferred Stock Rights Agreement, dated as of October 22,
                            2001, between J.D. Edwards & Company and Computershare
                            Trust Company, Inc., as Rights Agent, which is
                            incorporated herein by reference to Exhibit 4.2 to the
                            Registrant's Form 8-A, filed with the Securities and
                            Exchange Commission on November 15, 2001.
           10.1          -- Original Software Vendor Marketing and License Agreement
                            between Seagull Business Software and J.D. Edwards &
                            Company dated August 19, 1994, which is incorporated
                            herein by reference to Exhibit 10.1 to the Registrant's
                            Form S-1.
           10.2+         -- Form of Indemnification Agreement entered into between
                            the Registrant and each of its officers and directors,
                            which is incorporated herein by reference to Exhibit
                            10.13 to the Registrant's Form S-1.
           10.3+         -- J.D. Edwards & Company Retirement Savings Plan, amended and restated as of January 1, 1997, which is incorporated
                            herein by reference to the Registrant's Form 10-K for the
                            period ended October 31, 1998.
           10.4+         -- J.D. Edwards & Company 1992 Incentive Stock Option Plan,
                            which is incorporated herein by reference to Exhibit
                            10.16 to the Registrant's Form S-1.
           10.5+         -- J.D. Edwards & Company 1992 Nonqualified Stock Option
                            Plan, which is incorporated herein by reference to
                            Exhibit 10.17 to the Registrant's Form S-1.
           10.6+         -- Restricted Stock Grant Plan for employees of J.D. Edwards
                            & Company, which is incorporated herein by reference to
                            Exhibit 10.18 to the Registrant's Form S-1.
           10.7+         -- Stock Plan for Employees of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 10.19 to
                            the Registrant's Form S-1.
           10.8+         -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan,
                            which is incorporated herein by reference to Exhibit
                            10.20 to the Registrant's Form S-1.
           10.9+         -- J.D. Edwards & Company 1997 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.21 to
                            the Registrant's Form S-1.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.10+        -- J.D. Edwards & Company 1997 Employee Stock Purchase Plan
                            for Non-U.S. Employees, which is incorporated herein by
                            reference to Exhibit 10.23 to the Registrant's Form S-1.
           10.11         -- Technology License Agreement, dated April 1, 1999,
                            between J.D. Edwards & Company and Seagull Software
                            Systems, Inc. (and addendum dated September 26, 2000),
                            incorporated herein by reference to the Registrant's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 2000.
           10.12+        -- Employment Agreement, dated August 1, 2000, but effective as of May 1, 2000, between David E. Girard and J.D.
                            Edwards & Company, incorporated herein by reference to
                            Exhibit 10.15 to the Registrant's Annual Report on Form
                            10-K for the fiscal year ended October 31, 2000.
           10.13+        -- Employment Agreement, dated August 1, 2000, but effective as of May 1, 2000, between Richard E. Allen and J.D.
                            Edwards & Company, incorporated herein by reference to
                            Exhibit 10.16 to the Registrant's Annual Report on Form
                            10-K for the fiscal year ended October 31, 2000.
           10.14+        -- Form of Management Change in Control Plan, participated in by J.D. Edwards & Company's executive officers,
                            incorporated herein by reference to Exhibit 10.17 to the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 2000.
           10.15+        -- Employment Agreement, dated January 2, 2002, between J.D.
                            Edwards & Company and Robert M. Dutkowsky.
           10.16+        -- Employment Agreement, dated February 5, 2001, and amended as of October 25, 2001, between J.D. Edwards & Company
                            and Leslie E. Wyatt.
           10.17+        -- Employment Agreement, dated July 10, 2001, but effective as of May 1, 2001, between J.D. Edwards & Company and
                            Richard Mathews.
           10.18+        -- Employment Agreement, dated May 4, 2001, but effective as of May 14, 2001, between J.D. Edwards & Company and Harry
                            Debes.
           10.19+        -- Employment Agreement, dated December 21, 2000, but
                            effective as of September 1, 2000, between J.D. Edwards &
                            Company and David Siebert.
           10.20+        -- Termination of Employment Agreement, dated July 30, 2001, but effective as of May 31, 2001, between J.D. Edwards &
                            Company and Gerry Bleau.
           21.1*         -- Subsidiaries of Registrant
           23.1*         -- Consent of PricewaterhouseCoopers LLP

---------------

* Filed herewith

+ Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K