Form 10-Q
period 2002-01-31
EDWARDS J D & CO
filed 2002-03-14
CIK 798757

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 11, 2002, there were 118,154,950 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             J.D. EDWARDS & COMPANY

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              NO.
                                                                              ----
  PART I FINANCIAL INFORMATION (UNAUDITED)
    Item 1.    Consolidated Balance Sheets as of October 31, 2001 and
               January 31, 2002............................................     3
               Consolidated Statements of Operations for the Three Months
               Ended January 31, 2001 and 2002.............................     4
               Consolidated Statements of Cash Flows for the Three Months
               Ended January 31, 2001 and 2002.............................     5
               Notes to Consolidated Financial Statements..................     6
    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    18
    Item 3.    Quantitative and Qualitative Disclosure About Market Risk...    29

  PART II OTHER INFORMATION
    Item 1.    Legal Proceedings...........................................    31
    Item 2.    Changes in Securities and Use of Proceeds...................    31
    Item 3.    Defaults upon Senior Securities.............................    31
    Item 4.    Submission of Matters to a Vote of Security Holders.........    31
    Item 5.    Other Information...........................................    31
    Item 6.    Exhibits and Reports on Form 8-K............................    31

  SIGNATURES...............................................................    33

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              OCTOBER 31,   JANUARY 31,
                                                                 2001          2002
                                                              -----------   -----------
                                        ASSETS


Current assets:
  Cash and cash equivalents.................................   $231,952      $231,974
  Short-term marketable securities and other investments....      1,515         1,785
  Accounts receivable, net of allowance for doubtful
    accounts of $17,000 at October 31, 2001 and January 31,
    2002....................................................    214,621       226,172
  Other current assets......................................     31,370        37,988
                                                               --------      --------
         Total current assets...............................    479,458       497,919
Long-term investments in marketable securities..............        702           597
Restricted cash and cash equivalents........................     15,960        35,995
Property and equipment, net.................................     70,021        70,083
Software costs, net.........................................     72,821        80,544
Intangibles and other assets, net...........................     22,170        81,153
                                                               --------      --------
                                                               $661,132      $766,291
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable..........................................   $ 42,616      $ 29,460
  Unearned revenue and customer deposits....................    167,487       209,789
  Accrued liabilities.......................................    144,163       142,399
                                                               --------      --------
         Total current liabilities..........................    354,266       381,648
Unearned revenue, net of current portion, and other.........      7,807         5,906
                                                               --------      --------
         Total liabilities..................................    362,073       387,554
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, no series, $.001 par value; 4,700,000
    shares authorized; none issued and outstanding..........         --            --
  Preferred stock, series A, $.001 par value; 300,000 shares
    authorized; none issued and outstanding.................         --            --
  Common stock, $.001 par value; 300,000,000 shares
    authorized; 114,193,712 issued and 110,620,096
    outstanding as of October 31, 2001; 121,294,328 issued
    and 118,125,389 outstanding as of January 31, 2002......        114           121
  Additional paid-in capital................................    442,511       512,478
  Treasury stock, at cost; 3,573,616 shares and 3,168,939
    shares as of October 31, 2001 and January 31, 2002,
    respectively............................................    (72,323)      (55,720)
  Deferred compensation.....................................        (32)       (3,336)
  Accumulated deficit.......................................    (57,075)      (61,208)
  Accumulated other comprehensive loss: unrealized losses on equity securities and foreign currency translation
    adjustments, net........................................    (14,136)      (13,598)
                                                               --------      --------
         Total stockholders' equity.........................    299,059       378,737
                                                               --------      --------
                                                               $661,132      $766,291
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

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Revenue:
  License fees..............................................  $ 82,669   $ 43,940
  Services..................................................   135,016    156,619
                                                              --------   --------
          Total revenue.....................................   217,685    200,559
Costs and expenses:
  Cost of license fees......................................    15,662      5,283
  Cost of services..........................................    82,593     74,410
  Sales and marketing.......................................    72,809     63,735
  General and administrative................................    23,700     22,380
  Research and development..................................    25,942     29,131
  Amortization of acquired software and other acquired
     intangibles and other acquisition related charges......     6,211      6,328
  Acquired in-process research and development..............        --      4,600
  Restructuring and other related charges...................     1,043        (30)
                                                              --------   --------
          Total costs and expenses..........................   227,960    205,837
Operating loss..............................................   (10,275)    (5,278)
Other income (expense):
  Interest and dividend income..............................     4,495      1,424
  Interest expense, foreign currency gains (losses) and
     other, net.............................................    (1,170)      (954)
                                                              --------   --------
Loss before income taxes....................................    (6,950)    (4,808)
  Benefit from income taxes.................................    (2,571)      (675)
                                                              --------   --------
Net loss....................................................  $ (4,379)  $ (4,133)
                                                              ========   ========
Net loss per common share:
  Basic and diluted.........................................  $  (0.04)  $  (0.04)
                                                              ========   ========
Shares used in computing per share amounts:
  Basic and diluted.........................................   110,758    116,500

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Operating activities:
Net loss....................................................  $ (4,379)  $ (4,133)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation..............................................     8,080      7,410
  Amortization and write-offs of capitalized software costs, intangible assets, and securities premiums or
     discounts..............................................     6,553     10,063
  Write-off of acquired in-process research and
     development............................................        --      4,600
  Benefit from deferred income taxes........................    (5,353)        --
  Other.....................................................    (2,210)     3,387
Changes in operating assets and liabilities, net of
  acquisition:
  Accounts receivable, net..................................   (41,272)   (11,209)
  Other assets..............................................      (292)    (6,630)
  Accounts payable..........................................   (17,847)   (12,650)
  Unearned revenue and customer deposits....................    63,298     41,431
  Accrued liabilities.......................................   (29,074)    (9,754)
                                                              --------   --------
          Net cash (used in) provided by operating
           activities.......................................   (22,496)    22,515
Investing activities:
  Purchase of marketable securities and other investments...   (17,253)        --
  Proceeds from sales or maturities of investments in
     marketable securities..................................    28,452         --
  Purchase of property and equipment, net...................    (9,892)    (3,900)
  Cash issued for acquisition of business, net of cash
     acquired...............................................        --       (751)
  Capitalized software costs................................   (15,619)    (5,616)
                                                              --------   --------
          Net cash used in investing activities.............   (14,312)   (10,267)
Financing activities:
  Proceeds from issuance of common stock....................    13,936      8,418
  Restricted cash and cash equivalents......................        --    (19,422)
  Release of restricted cash and cash equivalents...........        --        729
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................    13,936    (10,275)
Effect of exchange rate changes on cash.....................     3,251     (1,951)
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........   (19,621)        22
Cash and cash equivalents at beginning of period............   180,674    231,952
                                                              --------   --------
Cash and cash equivalents at end of period..................  $161,053   $231,974
                                                              ========   ========
Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Retirement savings plan contribution funded with common
     stock..................................................  $  3,697   $     --

Reconciliation for acquisition of business:

The Company acquired all of the issued and outstanding capital stock of YOUcentric, Inc., in exchange for $81.7 million of consideration. In conjunction with the acquisition, the fair value of assets and liabilities received were as follows:

Fair value of assets acquired...............................  $ 78,684
Common stock issued for acquired company and fair value of
  options assumed...........................................   (74,984)
Acquired in-process research and development................     4,600
Deferred stock compensation for assumed options.............     2,099
Cash issued for acquisition of business, net of cash
  acquired..................................................      (751)
                                                              --------
Fair value of liabilities assumed...........................  $  9,648
                                                              ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying consolidated financial statements of J.D. Edwards & Company (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The results for the three-month period ended January 31, 2002 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

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

(2)  REVENUE RECOGNITION

     The Company licenses software under non-cancelable license agreements and provides related services, including consulting, support, and education. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions," as well as Technical Practice Aids (TPA) issued from time to time by the American Institute of Certified Public Accountants. The Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," during the fourth quarter of fiscal 2001. SAB No. 101, as amended, provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. The Company's adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001, did not have a material impact on the Company's licensing or revenue recognition practices.

     In general, the Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Consulting and education services are separately priced, generally are available from a number of suppliers, and are typically not essential to the functionality of the Company's software products. Revenue from these services is recorded separately from the license fees as the services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. Management anticipates that the majority of our arrangement fees will continue to be recognized as described above. The Company does not require collateral for receivables; however, an allowance is

                             J.D. EDWARDS & COMPANY
maintained for potential losses. In certain instances where services are deemed essential to the customer's use of the software, the entire arrangement is accounted for in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts."

(3)  EARNINGS PER COMMON SHARE

     Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain equity instruments. Diluted loss per share for the first quarter of fiscal 2001 and 2002 excludes common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded were 4.1 million shares and 2.8 million shares for the first quarter of fiscal 2001 and 2002, respectively. The weighted-average outstanding shares for the first quarter of fiscal 2001 and 2002 are reflected net of treasury shares, if any. All shares owned by the Employee Retirement Savings Plans (401(k) Plan) were included in the weighted-average common shares outstanding for all periods.

     The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Numerator:
  Net loss..................................................  $ (4,379)  $ (4,133)
                                                              ========   ========
Denominator:
  Basic and diluted loss per share -- weighted shares
     outstanding............................................   110,758    116,500
                                                              ========   ========
Basic and diluted net loss per share........................  $  (0.04)  $  (0.04)
                                                              ========   ========

(4)  OTHER BALANCE SHEET COMPONENTS

     Significant components of certain balance sheet line items were as follows (in thousands):

                                                              OCTOBER 31,   JANUARY 31,
                                                                 2001          2002
                                                              -----------   -----------
Intangibles and other assets, net:
  Deposits..................................................   $  1,464      $  1,648
  Intangibles...............................................     19,972        78,937
  Other long-term assets....................................        734           568
                                                               --------      --------
                                                               $ 22,170      $ 81,153
                                                               ========      ========
Unearned revenue and customer deposits:
  Unearned revenue..........................................   $165,933      $208,055
  Customer deposits.........................................      1,554         1,734
                                                               --------      --------
                                                               $167,487      $209,789
                                                               ========      ========

     Intangibles and other assets, net consists primarily of long-term deposits and intangible assets related to the software, in-place workforce, customer base, and goodwill resulting from the Company's business acquisitions. The $59.1 million increase from October 31, 2001 for the intangible component is related to the Company's first quarter of fiscal 2002 acquisition of YOUcentric, Inc. (see Note 6 for acquisition detail).

                             J.D. EDWARDS & COMPANY

Unearned revenue and customer deposits consist primarily of annual maintenance renewals that are recorded as unearned revenue when billed and amortized over the contract period. The $42.1 million increase in unearned revenue from October 31, 2001 is primarily due to calendar year maintenance billings.

(5)  STOCKHOLDERS' EQUITY

     Preferred Share Rights Purchase Plan. In November 2001, the Company created a series of 300,000 shares of preferred stock designated as Series A Preferred Stock with a par value of $0.001 per share, pursuant to a Preferred Stock Rights Agreement (the Rights Agreement), approved by the Board of Directors. The Rights Agreement is intended to protect stockholders' rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Upon becoming exercisable, each right entitles stockholders to buy 1/1000 of a share of Series A Preferred Stock of the Company at an exercise price of $75.00, subject to adjustment. The rights will be exercisable only if a person or a group (an Acquiring Person) acquires or announces a tender or exchange offer to acquire 15% or more of the Company's common stock. The rights will expire on the earlier of November 26, 2011 or the date of their redemption or exchange.

     In the event that an Acquiring Person acquires 15% or more of the Company's common stock (a Triggering Event), each right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock having a market value equal to two times the exercise price. In addition, in the event that, following a Triggering Event, the Company is acquired in a merger or sells 50% or more of its assets, each right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The rights are redeemable, at the Company's option, at a price of $0.001 per right. The Company may also exchange the rights for shares of common stock under certain circumstances.

     Warrant Grant. During the first quarter of fiscal 2002, the Company granted a warrant for professional services rendered to purchase 160,417 and 16,667 shares of the Company's common stock at an exercise price of $15.90 and $.01 per share, respectively. The estimated fair value of the warrant of $1.6 million was recorded in operating expenses and was determined using a Black-Sholes option-pricing model with the following assumptions: volatility factor of 75%, risk free interest rate of 4.49%, expected life of 3.38 years, and a dividend yield of zero. The warrant expires in January 2005 and as of January 31, 2002 the warrant was outstanding and fully exercisable.

(6)  ACQUISITION

     On November 16, 2001, J.D. Edwards & Company completed its acquisition of YOUcentric, Inc., a Charlotte, N.C. provider of Java-based customer relationship management (CRM) software. The completion of the acquisition allowed the Company to position itself in the CRM applications market and integrate the CRM product into its suite of product offerings. J.D. Edwards acquired all of the issued and outstanding capital stock of YOUcentric, for $81.7 million (excluding $11.6 million held in escrow, see discussion below), calculated under the terms of the Agreement and Plan of Reorganization (the Agreement). The YOUcentric stockholders received $6.0 million in cash, and J.D. Edwards issued approximately 7.7 million shares of its common stock valued at $10.91 per share. The value of stock issued was recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, "Accounting for Formula Arrangements under EITF Issue No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination." " In addition, certain vested and unvested options to purchase YOUcentric capital stock outstanding at the time of the acquisition under YOUcentric's stock option plans were assumed by J.D. Edwards. The fair value of the vested and unvested options assumed was $2.8 million, which was determined using a Black Scholes option pricing model with an expected life of 2.75 years, expected volatility

                             J.D. EDWARDS & COMPANY
of 75%, and a risk free interest rate of 2.78%. The intrinsic value related to the unvested portion of the options that was recorded as deferred compensation was $2.1 million. The fair value of the vested and unvested options assumed of $2.8 million was included in the total purchase price, net of the $2.1 million recorded as deferred compensation. All assumed options, vested and unvested, were converted into options to purchase an equivalent number of shares of J.D. Edwards common stock based upon the acquisition share exchange ratio. Additionally, the purchase price recorded by the Company included $2.8 million of direct acquisition costs.

     The Agreement included an escrow arrangement, under which J.D. Edwards may claim reimbursement of certain losses as calculated under the terms of the Agreement, through an escrow fund that is administered by an independent escrow agent. There are 1.1 million shares, of the total 7.7 million shares issued, that are currently held in escrow that were valued at $11.6 million in accordance with EITF 99-12. The $11.6 million has been excluded from the purchase price and related goodwill in these financial statements as the outcome of any claims against the escrow, if any, is currently not determinable. The shares held in escrow will be transferred to the former YOUcentric stockholders in September 2002 to the extent that such shares are not required to be held to satisfy any claims that J.D. Edwards may make against the escrow fund. Upon resolution and release of the shares in the escrow fund to the YOUcentric stockholders, an adjustment to increase the purchase price and related goodwill will be made.

     Pursuant to the Agreement, YOUcentric became a wholly owned subsidiary of J.D. Edwards. The acquisition was accounted for as a purchase and, accordingly, the total purchase price of YOUcentric was allocated to the assets acquired and liabilities assumed at fair value, certain identifiable intangibles determined by the independent appraiser, and the remainder to goodwill. Goodwill was recorded as part of the transaction during the first quarter of fiscal 2002 because the Company paid a premium over the fair market value of the net assets and intangibles identified as part of the purchase, in order to invest in the CRM applications market and integrate the CRM product into its suite of product offerings. Additionally, in-process research and development (IPR&D) in the amount of $4.6 million was written-off during the first quarter of fiscal 2002. YOUcentric activity subsequent to the consummation date of the acquisition is included on the accompanying consolidated financial statements for the first quarter of fiscal 2002.

     J.D. Edwards retained an independent appraiser to assist with determining the estimated fair values of the intangible assets acquired in the acquisition. The valuations relied on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing the software costs, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate. The estimated fair value assigned to software costs was $8.0 million and non-compete agreements were $200,000. The software costs and non-compete intangible assets will be amortized over their estimated useful lives of three years. Goodwill of approximately $61.4 million was recorded as a result of the acquisition and is subject to an annual impairment test and will not be amortized under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." None of the goodwill is expected to be deductible for tax purposes, as the historical cost will be used as the tax basis.

     The estimated value of $4.6 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D include revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net free cash flows generated by the products over a 3-year period were discounted at rates ranging

                             J.D. EDWARDS & COMPANY
from 35% to 60% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses, asset requirements, and the royalty rate to core technology.

     The allocation of the purchase price to the net assets acquired, excluding the amount in the escrow fund, as of November 16, 2001 is presented below (in millions):

NET ASSETS ACQUIRED:
  Assets:
     Total current assets...................................   $12.1
     Certificate of deposit (restricted)....................     1.3
     Property and equipment, net............................     3.7
                                                               -----
          Total assets acquired.............................   $17.1
                                                               -----
  Liabilities:
     Total current liabilities..............................   $ 9.4
     Unearned revenue, net of current portion, and other....     0.2
                                                               -----
          Total liabilities assumed.........................   $ 9.6
                                                               -----
  Net assets acquired.......................................   $ 7.5
                                                               =====
PURCHASE PRICE COMPONENTS:
  Net assets acquired.......................................   $ 7.5
     Identified Intangibles:
       Goodwill.............................................    61.4
       Acquired in-process research and development.........     4.6
       Software development costs and other identified
        intangibles.........................................     8.2
                                                               -----
          Total purchase price..............................   $81.7
                                                               =====

     The following unaudited pro forma combined financial information is presented as if the Company and YOUcentric had been combined as of the beginning of the periods presented. This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities been a single entity during the periods presented. The unaudited pro forma results of operations for the first quarter of fiscal 2002 do not reflect any adjustments as the acquisition date was near the beginning of the period and the activity was immaterial. Unaudited pro forma results of operations for the first quarter of fiscal 2001 and 2002 are as follows (in thousands, except per share amounts):

                                                              JANUARY 31,   JANUARY 31,
                                                                 2001          2002
                                                              -----------   -----------
PRO FORMA RESULTS OF OPERATIONS:
  Revenue...................................................   $224,526      $200,559
  Net loss..................................................    (16,552)       (4,133)
  Basic and diluted earnings per share......................   $  (0.14)     $  (0.04)

(7)  RESTRUCTURINGS AND OTHER RELATED CHARGES

  Fiscal 2001 Restructuring

     Overview. During the second and third quarter of fiscal 2001, the Company's Board of Directors approved a two-phased global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by the Company's operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and the closure or consolidation of some

                             J.D. EDWARDS & COMPANY
operating facilities. The fiscal 2001 restructuring plan consisted of two phases (Phase I and Phase II), initiated during the second and third quarter of fiscal 2001, respectively. All actions related to Phase I were completed by the fourth quarter of fiscal 2001 with no remaining accrual. Remaining actions related to Phase II were completed by the first quarter of fiscal 2002 with a remaining accrual totaling $8.2 million.

     Employee severance and termination costs. The Company paid termination salaries, benefits, outplacement, and other related costs to employees terminated in the second and third quarter of fiscal 2001. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. The Company decreased its workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II across administrative, professional, and management positions and various functions of the Company's business. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001, and all employee terminations as part of Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

     The following table summarizes the number of employee positions eliminated in accordance with the fiscal 2001 restructuring plan by geographic region and function:

GEOGRAPHIC REGION:
United States(1).......................  265
Asia Pacific...........................   39
EMEA Asia Pacific......................   56
Canada and Latin America(1)............   38
                                         ---
Total..................................  398
                                         ===

FUNCTION:
Sales and marketing(2).................  150
Consulting and information
  technology(2)........................  110
Education services(2)..................   16
Finance, human resources, legal, and
  other general and administrative.....   49
Customer support and product
  delivery.............................   49
                                         ---
Total..................................  398
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

     Office closures. In addition to the decrease in employee positions, Phase II of the fiscal 2001 restructuring plan provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the fiscal 2001 restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the U.S., Europe, and the Asia Pacific region. All office consolidations and closures have been completed.

     Asset disposal losses and other costs. During fiscal 2001, the Company wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were

                             J.D. EDWARDS & COMPANY
deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the second half of fiscal 2001.

     Fiscal 2001 restructuring costs. The following table summarizes the components of the Phase II restructuring charge, the payments made during the periods presented, and the remaining accrual as of January 31, 2002, by geographic region:

SUMMARY OF FISCAL 2001 RESTRUCTURING CHARGE AND PAYMENTS (IN THOUSANDS):

                           EMPLOYEE                                                                 TOTAL
                          SEVERANCE &              OPERATING   RESTRUCTURING   ASSET DISPOSAL   RESTRUCTURING
                          TERMINATION    OFFICE      LEASE         COSTS         LOSSES AND      AND RELATED
                             COSTS      CLOSURES    BUYOUTS      SUBTOTAL       OTHER COSTS        CHARGES
                          -----------   --------   ---------   -------------   --------------   -------------
PHASE II:
United States...........    $ 4,031     $ 8,755     $1,396        $14,182         $ 1,959          $16,141
EMEA....................      1,848         997         71          2,916              49            2,965
Canada, Asia Pacific,
  and Latin America.....      1,416       1,144         20          2,580             331            2,911
                            -------     -------     ------        -------         -------          -------
Consolidated Phase II
  charge, quarter ended
  July 31, 2001.........      7,295      10,896      1,487         19,678           2,339           22,017
Third quarter cash
  payments..............     (6,349)       (552)      (296)        (7,197)             --           (7,197)
Third quarter asset
  disposals.............         --          --         --             --          (2,339)          (2,339)
                            -------     -------     ------        -------         -------          -------
  Accrual balance, July
     31, 2001...........        946      10,344      1,191         12,481              --           12,481
                            -------     -------     ------        -------         -------          -------
Fourth quarter cash
  payments..............       (786)     (1,190)      (885)        (2,861)             --           (2,861)
Fourth quarter asset
  disposals.............         --          --         --             --          (1,086)          (1,086)
Fourth quarter
  adjustments...........        108         190         --            298           1,086            1,384
                            -------     -------     ------        -------         -------          -------
  Accrual balance,
     October 31, 2001...        268       9,344        306          9,918              --            9,918
                            -------     -------     ------        -------         -------          -------
First quarter cash
  payments..............        (27)     (1,637)       (45)        (1,709)            (20)          (1,729)
First quarter asset
  disposals.............         --          --         --             --              20               20
First quarter
  adjustments...........        (25)         --        (25)           (50)             --              (50)
                            -------     -------     ------        -------         -------          -------
  Accrual balance,
     January 31, 2002...    $   216     $ 7,707     $  236        $ 8,159         $    --          $ 8,159
                            =======     =======     ======        =======         =======          =======

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

                             J.D. EDWARDS & COMPANY

     The Company has completed all actions related to this restructuring as of April 30, 2001. An outstanding accrual of $2.4 million remained at January 31, 2002 primarily consisting of lease obligations for office and training facilities closed and consolidated which will be paid over the remaining lease terms and unsettled employee termination costs.

SUMMARY OF FISCAL 2000 RESTRUCTURING ACCRUAL ACTIVITY (IN THOUSANDS):

                                 EMPLOYEE                                                                 TOTAL
                                SEVERANCE &              OPERATING   RESTRUCTURING   ASSET DISPOSAL   RESTRUCTURING
                                TERMINATION    OFFICE      LEASE         COSTS         LOSSES AND      AND RELATED
                                  ACCRUAL     CLOSURES    BUYOUTS      SUBTOTAL       OTHER COSTS        CHARGES
                                -----------   --------   ---------   -------------   --------------   -------------
Consolidated charge, July 31,
  2001........................   $ 16,683     $12,667      $ 647       $ 29,997         $   116         $ 30,113
Fiscal 2000 cash payments.....    (15,487)     (4,154)      (223)       (19,864)           (557)         (20,421)
Fiscal 2000 adjustments.......       (342)     (2,696)        --         (3,038)            941           (2,097)
                                 --------     -------      -----       --------         -------         --------
     Accrual balance, October
       31, 2000...............        854       5,817        424          7,095             500            7,595
Fiscal 2001 cash payments.....       (485)     (2,693)      (237)        (3,415)           (382)          (3,797)
Fiscal 2001 asset disposals...         --          --         --             --          (1,078)          (1,078)
Fiscal 2001 restructuring
  adjustments.................       (134)       (306)      (187)          (627)            960              333
Fiscal 2001 operational
  adjustments.................       (132)         --         --           (132)             --             (132)
                                 --------     -------      -----       --------         -------         --------
     Accrual balance, July 31,
       2001...................        103       2,818         --          2,921              --            2,921
                                 --------     -------      -----       --------         -------         --------
Fiscal 2002 cash payments.....        (54)       (499)        --           (553)             --             (553)
Fiscal 2002 operational
  adjustments.................         --          --         --             --              --               --
                                 --------     -------      -----       --------         -------         --------
     Accrual balance, January
       31, 2002...............   $     49     $ 2,319      $  --       $  2,368         $    --         $  2,368
                                 ========     =======      =====       ========         =======         ========

     Reductions in accrual amounts will continue to occur until all remaining obligations have been settled through 2007. The Company recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments are primarily a result of the final amount of operating lease buyouts being effectively reduced from the original estimate and successful elimination of further rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced resulting from favorable negotiations and reduced obligations surrounding employee termination costs. Any cost true-ups subsequent to April 30, 2001 related to the fiscal 2000 restructuring have been recorded through normal operations with no impact to the restructuring charge.

(8)  COMPREHENSIVE INCOME

     Comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders' equity and have

                             J.D. EDWARDS & COMPANY
not impacted net loss. The following table summarizes the components of comprehensive income or loss as of the balance sheet dates indicated (in thousands):

                                                              THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                              ------------------
                                                                2001      2002
                                                              --------   -------
Net loss....................................................  $ (4,379)  $(4,133)
Change in unrealized losses on equity securities............    (8,004)      218
Change in foreign currency translation adjustments..........     1,973       322
                                                              --------   -------
          Total comprehensive loss, net.....................  $(10,410)  $(3,593)
                                                              ========   =======

(9)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     At January 31, 2002, the Company had approximately $140.4 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding as hedges of monetary assets and liabilities denominated in foreign currency. Included in other income were net foreign exchange transaction losses of $1.1 million and $1.7 million for the first quarter of fiscal 2001 and 2002, respectively.

(10)  SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as three key executives -- the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue for all periods presented. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods (in thousands):

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
  United States.............................................  $138,925   $124,122
  Europe, Middle East, and Africa...........................    38,053     42,979
  Canada, Asia, and Latin America...........................    40,707     33,458
                                                              --------   --------
  Consolidated..............................................  $217,685   $200,559
                                                              ========   ========
INCOME (LOSS) FROM OPERATIONS:
  United States.............................................  $(20,042)  $(13,865)
  Europe, Middle East, and Africa...........................     6,168     11,215
  Canada, Asia, and Latin America...........................    10,853      8,270
  Amortization of acquired software and other acquired
     intangibles and other acquisition related charges......    (6,211)    (6,328)
  Acquired in-process research and development..............        --     (4,600)
  Restructuring and other related charges...................    (1,043)        30
                                                              --------   --------
  Consolidated..............................................  $(10,275)  $ (5,278)
                                                              ========   ========

                             J.D. EDWARDS & COMPANY

(11)  COMMITMENTS AND CONTINGENCIES

     Leases. Our corporate headquarters facilities were constructed on land owned by the Company and the Company leases the headquarters office buildings under operating leases. The lessor, a wholly owned subsidiary of a bank and a syndication of banks, collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. Management believes that the fair market value of the leased property exceeds the original cost. The Company's lease obligations are based on a return on the lessor's costs. Management can elect to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with the Company's investment policy. At January 31, 2001 and 2002, investments totaling $67.2 million were designated as collateral for these leases. As a result of the write-off of the Company's deferred tax asset in fiscal 2001, the Company obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks that included the designation of $16.0 million of restricted cash and cash equivalents as collateral on one of the buildings on the accompanying consolidated balance sheets. During the first quarter of fiscal 2002, the Company executed subsequent amendments to the security agreements on the remaining leased buildings designating an additional $19.4 million of the collateral as restricted cash and cash equivalents, representing the majority of the $36.0 million restricted cash and cash equivalents on the accompanying consolidated balance sheets. The Company may withdraw the funds used as collateral at its sole discretion, excluding the amounts classified as restricted, provided that the Company is not in default under the lease agreements. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At January 31, 2002, the Company was in compliance with the covenants and representations and warranties required under the lease agreement.

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

     The Company has reached a settlement in principle of these shareholder class action lawsuits. The terms of the settlement are still being resolved but management believes the final terms will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The negotiated settlement is anticipated to be funded entirely with insurance proceeds and is recorded net of such insurance proceeds. Therefore, no accrued settlement costs are reflected on the accompanying consolidated statement of operations or the consolidated balance sheet. The final settlement agreement is subject to Court approval and class notice provisions.

     The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

                             J.D. EDWARDS & COMPANY

(12)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board
(APB) Opinion No. 16, "Business Combinations." SFAS No. 141 requires that purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting the Company used in previous business combinations. Management does not anticipate that the adoption of SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

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

     The Company will adopt SFAS No. 142 no later than November 1, 2002. When the Company adopts SFAS No. 142, it will result in the Company no longer amortizing existing goodwill and indefinite lived intangible assets. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. Management anticipates that SFAS No. 142 will not have a material impact on the Company's business acquisitions completed prior to June 30, 2001, as the majority of remaining goodwill and intangibles related to those acquisitions will be fully amortized by November 1, 2002. Goodwill in the amount of $61.4 million related to the YOUcentric acquisition will be subject to the annual impairment test and is not being amortized under SFAS No. 142. Management cannot determine the future extent of impairment, if any, until the completion of such impairment review.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 no later than November 1, 2002. Management anticipates that the adoption of SFAS No. 143 will not have a material impact on the Company's consolidated financial statements.

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

                             J.D. EDWARDS & COMPANY

     In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, the Company classifies reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company is required to adopt this guidance effective in the second quarter of fiscal 2002. In accordance with Topic D-103, reimbursable expenses will be reflected as revenue and cost of revenue. The Company previously offset reimbursable expenses with customer billings. The Company's financial results of operations for prior periods will be reclassified to conform to the new presentation. If the Company had classified out-of-pocket expenses as revenue during the first quarter of fiscal 2001 and 2002, total services revenue and cost of services would have been $4.4 million and $4.0 million higher than reported, respectively. The Company's adoption of Topic D-103 will not affect the Company's net income or loss in any past or future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS ABOUT J.D. EDWARDS' INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY J.D. EDWARDS' MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001 UNDER "RISK FACTORS" ON PAGES 11 THROUGH 21. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORT ON FORM 8-K.

RESULTS OF OPERATIONS

     J.D. Edwards is a leading provider of agile, collaborative enterprise software solutions. For more than 20 years, we have developed, marketed, and supported innovative, flexible solutions that help run multinational organizations, including more than 6,000 companies of all sizes. We deliver integrated, collaborative software for supply chain planning, procurement, and customer relationship management (CRM), in addition to supply chain execution (also known as Enterprise Resource Planning, or ERP), workforce management, and other functional support. To help customers achieve benefits from our software, we provide implementation and education services through our own direct services organization and business partners. We distribute, implement, and support our software worldwide through 55 offices and nearly 350 third-party business partners.

     We are continuing to focus on improving our revenue growth, organizational effectiveness, and profitability throughout fiscal 2002. While we have made and continue to make organizational changes that we believe will position us to meet our long-term goals, the current downturn in the global economy and the seasonality in our business operations are having a negative impact on our short-term financial performance. Additionally, the uncertainties of the maturity of the traditional ERP market, the challenges of entering new markets, the slowdown in global economic conditions, strong competitive forces, and the potential negative effects from our organizational and management changes could reduce revenue and reduce or eliminate improvements in operating margins. These uncertainties have made our ability to forecast future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth that will be achieved, if any, of a return to profitability, or that our financial condition, results of operations, cash flows, and market price of our common stock will not continue to be adversely affected by the aforementioned factors.

     During November 2001, we completed our acquisition of YOUcentric, Inc. (YOUcentric). YOUcentric is a provider of Java-based CRM software, including applications for sales force automation, campaign management, contact center management, and partner relationship management. We expect most of YOUcentric's employees will remain with J.D. Edwards in Charlotte, North Carolina. This acquisition was accounted for as a purchase and, accordingly, operating expenses were impacted in the first quarter of fiscal 2002 subsequent to the consummation date of the acquisition, primarily as a result of a write-off of in-process research and development (IPR&D) and amortization of acquired intangible assets.

     Our financial results for the first quarter of fiscal 2002 reflected a reduced operating loss of $5.3 million compared to $10.3 million for the first quarter of fiscal 2001. This reduced loss is primarily a result of our cost savings efforts and a 5% company-wide decrease in headcount since January 31, 2001, resulting in increased operating efficiencies and decreased operating expenses for the first quarter of fiscal 2002. The operating loss for the first quarter of fiscal 2002 included a charge for acquired in-process research and development of

$4.6 million related to our YOUcentric acquisition. The operating loss for the first quarter of fiscal 2001 included restructuring and other related charges of $1.0 million. Both first quarter of fiscal 2001 and 2002 included approximately $6.0 million of charges related to the amortization of acquired software and other acquired intangibles and other acquisition related charges. The net loss for the first quarter of fiscal 2002 was $4.1 million, or $0.04 per share, compared to a net loss of $4.4 million, or $0.04 per share for the first quarter of fiscal 2001.

     We historically have experienced and expect to continue to experience a high degree of seasonality in our business operations. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. We believe that such seasonality is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Our first quarter revenue historically has slowed during November and December, and our total revenue, license fee revenue, services revenue, and net results for our first fiscal quarter historically have been lower than in the immediately preceding fourth quarter.

     The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                              THREE MONTHS
                                                                  ENDED
                                                               JANUARY 31,
                                                              -------------
                                                              2001    2002
                                                              -----   -----
Revenue:
  License fees..............................................   38.0%   21.9%
  Services..................................................   62.0    78.1
                                                              -----   -----
          Total revenue.....................................  100.0   100.0
Costs and expenses:
  Cost of license fees......................................    7.2     2.6
  Cost of services..........................................   37.9    37.1
  Sales and marketing.......................................   33.5    31.8
  General and administrative................................   10.9    11.2
  Research and development..................................   11.9    14.5
  Amortization of acquired software and other acquired
     intangibles and other acquisition related charges......    2.8     3.1
  Acquired in-process research and development..............     --     2.3
  Restructuring and other related charges...................    0.5      --
                                                              -----   -----
          Total costs and expenses..........................  104.7   102.6
Operating loss..............................................   (4.7)   (2.6)
Other income, net...........................................    1.5     0.2
                                                              -----   -----
Loss before income taxes....................................   (3.2)   (2.4)
  Benefit from income taxes.................................   (1.2)   (0.3)
                                                              -----   -----
Net loss....................................................   (2.0)%  (2.1)%
                                                              =====   =====
Gross margin on license fee revenue.........................   81.1%   88.0%
Gross margin on service revenue.............................   38.8%   52.5%

     Total revenue. Our total revenue for the first quarter of fiscal 2002 decreased 7.9% to $200.6 million compared to $217.7 million for the first quarter of fiscal 2001. The revenue mix between license fees and services was 21.9% and 78.1%, respectively, for the first quarter of fiscal 2002 compared to 38.0% and 62.0%, respectively, for the first quarter of fiscal 2001. We believe the decrease in total revenue is primarily a result of a continued general downturn in the global economy.

     A portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country's general economic and political environment or foreign exchange rates may also have a material adverse impact on our total revenue and results of operations.

     For the first quarter of fiscal 2002, the geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 62%, 21%, and 17% of total revenue, respectively. Comparatively, the geographic breakdown of total revenue for the first quarter of fiscal 2001 was 64%, 17%, and 19% for the U.S., EMEA, and the rest of the world, respectively.

     License fees. License fee revenue declined 47% to $43.9 million for the first quarter of fiscal 2002 compared to $82.7 million for the first quarter of fiscal 2001. During the first quarter of fiscal 2002, the number of license transactions exceeding $1.0 million decreased to 9 transactions, representing $17.0 million or 39% of license fee revenue, compared to 21 transactions, representing $38.7 million or 47% of license fee revenue, for the first quarter of fiscal 2001. The total number of transactions for the first quarter of fiscal 2002 decreased 34% to 214 transactions compared to 322 transactions for the first quarter of fiscal 2001. Revenue resulting from reseller arrangements for the first quarter of fiscal 2002 declined to 2% of license revenue compared to 14% of license revenue in the first quarter of fiscal 2001, mainly due to our exit from certain third-party reseller arrangements during late fiscal 2001. We increased our total number of customers to approximately 6,400 at January 31, 2002, a 3% increase compared to the end of the first quarter of fiscal 2001. The percentage of license revenue from new customers was 55% for both the first quarter of fiscal 2001 and 2002. The mix of revenue from new and existing customers varies from quarter to quarter, and our future growth is dependent on our ability to both retain our installed base of customers while adding new customers, as well as our ability to offer competitive products. There can be no assurance that our license fee revenue, results of operations, cash flows, and financial condition will not be adversely affected in future periods as a result of continued downturns in global economic conditions, or intensified competitive pressures, or that we will be able to successfully integrate or realize the expected benefits of our YOUcentric acquisition.

     Services. Services revenue consists of fees generated by our personnel providing direct consulting, software maintenance services, and education to customers, fees generated through subcontracted third-party arrangements, and referral fees from service providers who contract directly with customers. Services revenue for the first quarter of fiscal 2002 increased 16% to $156.6 million from $135.0 million for the first quarter of fiscal 2001. This increase is primarily a result of increased software maintenance revenue and consulting, offset, in part, by a decline in education revenue. The increase in maintenance revenue is primarily a result of increased maintenance pricing, our growing installed base of customers, and consistent maintenance renewals. We expect maintenance revenue to continue to rise during fiscal 2002 over fiscal 2001 as a result of these factors. There can be no assurance, however, that we will maintain consistent maintenance renewals in the future due to the increase in prices or that we will achieve maintenance revenue growth.

     The increase in consulting revenue for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 is due to improved utilization and realization rates of our consultants. For fiscal 2002, we are continuing to focus on generating more direct service engagements and increasing utilization. Additionally, we have initiated an incentive program for our account executives to sell direct service engagements. We seek to provide our customers with high-quality implementation services in the most efficient and effective manner. In some cases where we do not provide implementation services directly, we intend to continue business partner relationships under both subcontract and referral arrangements.

     The decline in education revenue for the first quarter of fiscal 2002 is attributed to the consolidation or elimination of education classes due to weakening customer demand for classroom training coupled with a slowdown in customer travel subsequent to September 11, 2001. We intend to offer more custom on-site customer training as well as on-line offerings throughout fiscal 2002 to mitigate the decline in classroom training revenue; however, we expect total education revenue in fiscal 2002 to decrease as compared to fiscal 2001.

     In any period, total services revenue is dependent on license transactions closed during the current and preceding periods, the growth in our installed base of customers, the amount and size of consulting engagements, and the level of competition from alliance partners for consulting and implementation work. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, maintenance, and education revenue, the mix of direct, subcontract, and referral arrangements from our business partners. There can be no assurance that future fluctuations in our license revenue will not have an adverse affect on future services revenue. Additionally, services revenue is dependent on the availability of our internal service provider consultants to staff engagements, the number of customers referred to alliance partners for education services, the number of customers who have contracted for support and the related support fees, billing rates for education courses, and the number of customers purchasing education services.

     Total operating expenses. Our total costs and expenses declined 10% to $205.8 million for the first quarter of fiscal 2002 from $228.0 million for the first quarter of fiscal 2001. Operating expenses before amortization of acquired intangibles, IPR&D, and restructuring charges for the first quarter of fiscal 2002 declined 12% to $194.9 million from $220.7 million for the first quarter of fiscal 2001. Operating expenses for the first quarter of fiscal 2002 included amortization of acquired intangibles and other acquisition related charges of $6.3 million and acquired IPR&D of $4.6 million. Comparatively, the first quarter of fiscal 2001 operating expenses included amortization of acquired intangibles of $6.2 million and restructuring and related charges of $1.0 million. The decrease in operating expenses before amortization of acquired intangibles, acquired IPR&D, and restructuring charges is mainly due to the cost savings and organizational changes effected in our fiscal 2001 restructuring plan. There has been a 5% decrease in company-wide headcount since the first quarter of fiscal 2001 as a result of the fiscal 2001 restructuring plan. These reductions have caused company-wide salary expense for the first quarter of fiscal 2002 to decline by $3.5 million, or 4%, compared to the first quarter of fiscal 2001. Commissions expense declined in the first quarter of fiscal 2002 by $4.0 million, or 37%, compared to the first quarter of fiscal 2001, primarily due to reduced license transactions and our fiscal 2002 commission plans. Additionally, travel and entertainment expenses declined across our organization for the first quarter of fiscal 2002 by $4.2 million, or 38%, compared to the first quarter of fiscal 2001, primarily due to our overall focus on cost savings and reduced number of employees.

     Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal projects and contractual payments to third parties for source code and license fees that are used in development of products for external sale), documentation, and software delivery expenses. The total dollar amount for cost of license fees decreased by 66% to $5.3 million for the first quarter of fiscal 2002 from $15.7 million for the first quarter of fiscal 2001. The decline is primarily due to lower royalties on reseller agreements resulting from lower related revenue during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, due to our exit from certain third-party reseller arrangements during late fiscal 2001.

     We record amortization expense on our capitalized software, excluding software acquired as part of a business acquisition, on a straight-line basis (generally three years) to cost of license fees beginning once the product is generally available. We recorded amortization expense primarily related to major enhancements of our OneWorld applications of $925,000 and $3.7 million for the first quarters of fiscal 2001 and 2002, respectively.

     Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products subject to royalty payments. During the first quarter of fiscal 2002, gross margin on license fee revenue increased to 88.0% from 81.1% for the first quarter of fiscal 2001. The improvement over the first quarter of fiscal 2001 is primarily a result of the decrease in reseller royalties in the first quarter of fiscal 2002, offset, in part, by increased amortization of capitalized software.

     Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. We seek to provide our customers with high-quality implementation and education services in the most efficient and effective manner. Cost of services for the first quarter of fiscal 2002 decreased 10% to $74.4 million from $82.6 million for the first quarter of fiscal 2001. The decrease for the period is mainly due to a decrease in education services costs attributable to the elimination and consolidation of several training facilities as part of our fiscal 2001 restructuring and overall consolidation of classes offered. Additionally, a 12% decline in headcount from January 31, 2001, resulting from the fiscal 2001 restructuring, and our overall cost savings efforts, contributed to declines in salary and bonus expense, computer and other office occupancy costs, and travel and entertainment expenses. The overall decline from the first quarter of fiscal 2001 is offset, in part, by increased costs in outside contract professional services.

     The gross margin on services revenue for the first quarter of fiscal 2002 improved to 52.5% compared to 38.8% for the first quarter of fiscal 2001. The increase is primarily due to increased maintenance revenue and improved internal consultant utilization from direct service engagements. Gross margins on services revenue for the remainder of fiscal 2002 will depend on the mix of total services revenue, the extent to which we are successful in increasing the utilization of our revenue-generating consulting employees and the number of direct service engagements, as well as the extent to which we utilize our service partner relationships under either subcontract or referral arrangements. Gross margins on services revenue are expected to decline primarily due to the adoption of the Financial Accounting Standards Board (FASB) Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which was issued in November 2001. Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of operating expenses. We are required to adopt this guidance effective in our second quarter of fiscal 2002. In accordance with Topic D-103, reimbursable expenses will be reflected as services revenue and cost of services. We previously offset reimbursable expenses with customer billings. The adoption of Topic D-103 will reduce margins, as we do not recognize any profit on the expenses reimbursed by customers. Our financial results of operations for prior periods will be reclassified to conform to the new presentation. If we classified out-of-pocket expenses as revenue during the first quarter of fiscal 2001 and 2002, total services revenue and costs of services would have been $4.4 million and $4.0 million higher than reported, respectively. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

     Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for the first quarter of fiscal 2002 decreased 13% to $63.7 million from $72.8 million for the first quarter of fiscal 2001. The decrease was primarily due to an 11% decline in headcount since January 31, 2001, resulting from the fiscal 2001 restructuring, coupled with our company-wide cost savings efforts, that decreased salary, bonus, travel and entertainment, and other office occupancy expenses. Additionally, commission expense was lower for the first quarter of fiscal 2002 from the first quarter of fiscal 2001 due to reduced revenue from license fees.

     General and administrative. General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense for the first quarter of fiscal 2002 decreased 6% to $22.4 million from $23.7 million for the first quarter of fiscal 2001. The total dollar amount of expense declined due to a 6% decline in headcount since January 31, 2001, resulting primarily from the fiscal 2001 restructuring that decreased salary, bonus, travel and entertainment expenses, and other office occupancy expenses.

     Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, minor enhancements, upgrades, testing, quality assurance, documentation, and translation, net of any capitalized internal development costs. R&D expense for the first quarter of fiscal 2002 increased 12% to $29.1 million compared to $25.9 million for the first quarter of fiscal 2001, and represented 15% of total revenue. The increase was primarily due to the addition of approximately 60 employees resulting from the YOUcentric acquisition in the first quarter of fiscal 2002. Additionally, the capitalization of internally developed software decreased in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. These increases were offset, in part, by our overall cost savings efforts that resulted in decreased bonus, travel and entertainment, and other office occupancy expenses. Including current period capitalized internal development cost, R&D expenditures were $34.9 million for the first quarter of fiscal 2002, representing 17% of total revenue. Including capitalized internal development costs, R&D expenditures were $33.8 million for the first quarter of fiscal 2001, representing 16% of total revenue.

     During the first quarter of fiscal 2002, we continued to devote development resources to major enhancements and new products associated with our OneWorld application suites. In addition to our internal R&D activities, we are outsourcing the development of software for specialized industries, and we recently acquired source code rights for certain enterprise interface applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During the first quarter of fiscal 2001, we capitalized $7.9 million associated with internal development costs and $2.6 million of costs related to third-party product rights and outsourced development. During the first quarter of fiscal 2002, we capitalized $5.8 million associated with internal development costs and $1.1 million of costs related to third-party product rights and outsourced development.

     We anticipate that the costs of certain of these development projects will continue to be capitalized in the future. In addition, we expect total development expense to increase in subsequent periods due to the planned development of new products and technologies, enhancements to existing products, and the addition of key development personnel. We are continuing our ongoing internal product enhancements in e-business and other areas of new technology, as well as integration of such modules as advanced planning and scheduling, and e-procurement.

     Amortization of acquired software and other acquired intangibles and other acquisition related charges. Total amortization for the first quarter of fiscal 2002 related to the software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $3.2 million, $408,000, $1.4 million, and $1.1 million, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $279,000 for the first quarter of fiscal 2002. Total amortization for the first quarter of fiscal 2001 related to the software, in-place workforce, customer base, and goodwill was $2.9 million, $839,000, $1.4 million, and $1.1 million, respectively.

     Acquired IPR&D. The estimated value of $4.6 million assigned to acquired IPR&D from YOUcentric was determined by identifying research projects in areas for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D include revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net free cash flows generated by the products over a 3-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on our estimates of revenue, expenses, asset requirements, and the royalty rate to core technology.

     Fiscal 2001 restructuring and related charges and exit from certain third-party arrangements. During the second and third quarter of fiscal 2001, our Board of Directors approved a two-phased strategic global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by our operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and to condense or close some operating facilities. The fiscal 2001 restructuring plan consisted of two phases (Phase I and Phase II), initiated during the second and third quarter of fiscal 2001, respectively. Remaining actions, such as office closures or consolidations and lease terminations, have been completed by January 31, 2002.

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

     During the third and fourth quarters of fiscal 2001, we wrote off $3.5 million of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the third and fourth quarter of fiscal 2001.

     We recorded immaterial adjustments to both the Phase I and Phase II restructuring charges during the first quarter of fiscal 2002 and during fiscal 2001. For a detailed reconciliation refer to Note 7 in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

     Fiscal 2000 restructuring and related charges. We completed all actions related to the fiscal 2000 restructuring as of April 30, 2001. The outstanding accrual of $2.4 million remaining at January 31, 2002, primarily consists of lease obligations for office and training facilities closed or consolidated and will be paid over the remaining lease terms. Reductions in accrual amounts will continue to occur until all remaining obligations have been settled through 2007. We recorded adjustments to decrease the restructuring accrual by $656,000 during fiscal 2001. The adjustments are primarily a result of the final amount of operating lease buyouts being effectively reduced from the original estimate and successful elimination of further rental obligations on office closures earlier in the fiscal year. Additionally, the charge was also reduced as a result of favorable negotiations and reduced obligations surrounding employee termination costs. Cost true-ups subsequent to April 30, 2001, related to the fiscal 2000 restructuring were recorded through normal operations with no impact to the restructuring charge. For further details on the fiscal 2000 restructuring see "Item 7:

Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Fiscal Years Ended October 31, 1999 and 2000," in our Annual Report on Form 10-K for October 31, 2001.

     Other income (expense). Other income and expense includes interest and dividend income earned on cash, cash equivalents, investments, gains and losses on equity investments and product lines, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest and dividend income decreased during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 primarily due to lower investment balances during the first quarter of fiscal 2002, as well as lower interest rates. Also included in other income and expense were net foreign exchange transaction losses of $1.1 million and $1.7 million for the first quarters of fiscal 2001 and 2002, respectively. The losses related primarily to the overall strengthening of the U.S. dollar against European currencies.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2002, our principal sources of liquidity consisted of $232.0 million of unrestricted cash and cash equivalents, $2.4 million of short- and long-term investments, and a $100.0 million secured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of January 31, 2002, we had working capital of $116.3 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $210.0 million are included in determining working capital. The short-term deferred revenue primarily represents annual maintenance billings to customers that are recognized as revenue ratably over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $326.1 million. Comparatively, as of January 31, 2001, we had working capital of $158.2 million, and no amounts were outstanding under our bank line of credit. Without the short-term deferred revenue and customer deposits totaling $200.1 million, working capital would have been $358.3 million.

     We calculate accounts receivable days sales outstanding (DSO) on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of accounts receivable related to deferred revenue is not included in the computation. Calculated as such, DSO increased to 100 days as of January 31, 2002, compared to 82 days as of October 31, 2001, and decreased compared to 122 days at January 31, 2001. Our DSO can fluctuate depending on a number of factors, including the concentration of transactions that occur toward the end of each period, such as the timing of annual maintenance billings during the first quarter of any fiscal year, and the variability of period operating results.

     Accrued liabilities of $142.4 million at January 31, 2002 remained flat when compared to $144.2 million at October 31, 2001. The small decrease from October 31, 2001 is the result of the payment of accrued commissions and benefits, restructuring accruals, and amounts payable for purchased software, offset, in part, by acquired YOUcentric accruals. The $42.3 million increase in unearned revenue and customer deposits from October 31, 2001, was primarily due to calendar year maintenance billings. Prepaid expenses, other receivables, and current assets increased $6.6 million from October 31, 2001 primarily due to payments for third-party licensed software.

     We generated $22.5 million in cash from operating activities during the first quarter of fiscal 2002 compared to using $22.5 million in the first quarter of fiscal 2001. The increase in cash generated in fiscal 2002 from operations was primarily due to increased collections of accounts receivable, fewer reseller arrangements, and reduced operating expenses in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

     We used $22.5 million in cash from non-operating activities during the first quarter of fiscal 2002 compared to generating $2.9 million in cash in the first quarter of fiscal 2001. The decrease in the first quarter of fiscal 2002 from the same quarter in fiscal 2001 was primarily attributable to decreased net proceeds from the purchase and sales or maturities of our investments in marketable securities. Additionally, an increase in restricted cash and cash equivalents and the payment for the purchase of YOUcentric during the first quarter of fiscal 2002 contributed to the decrease. These decreases were offset in part by less capitalized software development costs.

     Our corporate headquarters facilities were constructed on land owned by us and we lease the headquarters office buildings under operating leases. The lessor, a wholly owned subsidiary of a bank and a syndication of banks, collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. We believe that the fair market value of the leased property exceeds the original cost. Our lease obligations are based on a return on the lessor's costs. We can elect to reduce the interest rate used to calculate lease expense by collateralizing up to 97% of the financing arrangements with investments consistent with our investment policy. At January 31, 2001 and 2002, investments totaling $67.2 million were designated as collateral for these leases. As a result of this collateral and reduced interest rates, we expect to pay approximately $3.8 million in rent expense for our headquarters during the remainder of fiscal 2002 based on current and expected interest rates. As a result of the write-off of our deferred tax asset in fiscal 2001, we obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks that included the designation of $16.0 million of restricted cash and cash equivalents as collateral on one of the buildings on the accompanying consolidated balance sheets. During the first quarter of fiscal 2002, we executed subsequent amendments to the security agreements on the remaining leased buildings designating an additional $19.4 million of the collateral as restricted cash and cash equivalents, representing the majority of the $36.0 million restricted cash and cash equivalents on the accompanying consolidated balance sheets. We may withdraw the funds used as collateral at our sole discretion, excluding the amounts classified as restricted, provided that we are not in default under the lease agreements. Investments designated as collateral, including a required coverage margin, are held in separate investment accounts. At January 31, 2002, we were in compliance with the covenants and representations and warranties required under the lease agreement.

     We believe the cash and cash equivalents balance, short- and long-term investments, the $100 million bank line of credit, and funds generated from operations will be sufficient to meet cash needs for the short- and long term. During fiscal 2001, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. We may acquire additional short- and long-term investments in the future and may use a portion of those investments to make strategic investments in other companies, acquire businesses, products, or technologies that are complementary to our business. There can be no assurance, however, that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of our financial condition and financial results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, capitalized software costs, intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These estimates and judgments are reviewed by senior management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We have identified the policies below as critical to our business operations and the understanding of our financial results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of our Annual Report on Form 10-K for October 31, 2001, beginning on page F-6.

     - Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy, such as our allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and decrease our revenue for the related amount. If the financial condition of our customers or business partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

     - Intangible assets. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. When we adopt SFAS 142, no later than November 1, 2002, we will cease to amortize goodwill. In lieu of amortization we will be required to perform an initial impairment review of our goodwill beginning in fiscal 2003 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of fiscal 2003. We cannot determine the future extent of impairment, if any, until such impairment review is completed and there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. In addition to the annual impairment reviews, we will continue to assess the impairment of goodwill and other identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review outside of the annual impairment reviews include the following:

      - Significant underperformance relative to expected historical or projected future operating results;

      - Significant decline in our stock price for a sustained period;

      - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and,

      - Significant negative industry or economic trends.

      When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we evaluate whether or not impairment has occurred based on future undiscounted cash flows. If that analysis indicates that impairment has occurred, we measure it based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB has recently issued certain accounting pronouncements that may impact our business. For a complete discussion on these accounting pronouncements, see Note 12 of Notes to Consolidated Financial Statements in
Item 1 of this Quarterly Report on Form 10-Q.

RISK FACTORS

     IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, THERE ARE NUMEROUS FACTORS THAT SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT IN THE FUTURE ON THE COMPANY'S BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITIONS.

     We operate in a rapidly changing industry that involves numerous risks, some of which are beyond our control. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business. You should carefully consider the risk factors listed below before making an investment decision. For a more complete discussion of risk factors that affect our business, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. These risk factors include the following:

     - Downturns in general economic and market conditions could materially affect our business;

     - Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could adversely affect the price of our stock;

     - The enterprise software industry is highly competitive, and we may be unable to successfully compete;

     - The markets in which we compete experience rapid technological change, and we face risks associated with new versions and products and defects that could materially affect our business and revenue;

     - We may not successfully integrate or realize the intended benefits of our acquisitions;

     - Our recent expansion into new business areas and partnerships is uncertain and may not be successful;

     - Our continued growth depends on our ability to develop and maintain our third-party relationships;

     - We depend on third-party technology that could result in increased costs or delays in the production and improvement of our software offerings;

     - Our restructuring could result in business distractions;

     - We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel;

     - Our sales cycle is often lengthy and unpredictable, which could affect our sales;

     - If use of the Internet for commerce and communication does not increase as we anticipate, our business will suffer;

     - Our continued success depends on our ability to achieve growth;

     - We continue to depend on revenue from customers who use the IBM iSeries platform for a large portion of our total revenue;

     - Our implementation process may be lengthy, which could result in customer dissatisfaction or damage to our reputation;

     - We depend to a significant extent on our services revenue, which could be adversely effected in the future by fluctuations in our license revenue;

     - Recent terrorist activities and resulting military and other actions could adversely affect our business;

     - Our international operations and sales subject us to various risks associated with growth outside the U.S;

     - We may be unable to compete effectively if we are forced to offer a significant number of fixed-price service contracts;

     - We have limited protection of our proprietary technology and intellectual property and face potential infringement claims;

     - We face risks associated with the security of our products;

     - Our stock price is volatile, and there is a risk of litigation;

     - Control by existing shareholders could significantly influence matters requiring stockholder approval;

     - Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased cost of doing business;

     - Our stockholder rights plan or anti-takeover provisions and Delaware law could materially affect our stockholders.

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

     A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During the first quarter of fiscal 2002, 38% of our total revenue was generated from international operations, and the net liabilities of our foreign operations totaled 8% of consolidated net assets as of January 31, 2002. We do not enter into foreign exchange contracts to hedge the exposure of currency revaluation in operating results. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2002 if the U.S. dollar strengthens relative to certain foreign currencies.

     In addition to the above, we have balance sheet exposure related to foreign net asset and forward foreign exchange contracts. We enter into forward foreign exchange contracts to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in certain foreign currencies. Such hedging activities cannot completely protect us from the risk of foreign currency losses due to the number of currencies in which we conduct business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. dollar, and future operating results will continue to be affected by gains and losses from foreign currency exposure.

     We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of January 31, 2002, and our exposure from anticipated foreign revenue during the remainder of fiscal 2002 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At January 31, 2002, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from our quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2001. Based upon the results of these analyses, a 10% adverse change in foreign exchange rates from the January 31, 2002 rates would not result in a material impact to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2002.

     Interest Rates. Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. We classify all investments in marketable securities as available for sale and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses were included, net of tax (prior to our valuation allowance), as a component of accumulated other comprehensive income. Additionally, we have lease obligations calculated as a return on the lessor's costs of funding based on the London Interbank Offered Rate, or LIBOR, and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could impact our anticipated interest income and lease obligations or could impact the fair market value of our investments.

     We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment and borrowing levels for fiscal 2002 to assess the impact of hypothetical changes in interest rates. At January 31, 2002, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended October 31, 2001. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the January 31, 2002 rates would not have a material adverse effect on the fair value of investments and would not materially impact our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2002.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against us and certain of our officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the Complaint) was filed on March 21, 2000. The Complaint purported to be brought on behalf of purchasers of our common stock during the period between January 22, 1998, and December 3, 1998. The Complaint alleged that we and certain of our officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff was seeking to recover unspecified compensatory damages on behalf of all purchasers of our common stock during the class period.

     We have reached a settlement in principle of these shareholder class action lawsuits. The terms of the settlement are still being resolved but we believe the final terms will not have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate that the negotiated settlement will be funded entirely with insurance proceeds and is recorded net of such insurance proceeds. Therefore, no accrued settlement costs are reflected on the accompanying consolidated statement of operations or the consolidated balance sheet. The final settlement agreement is subject to Court approval and class notice provisions.

     We are involved in certain other disputes and legal actions arising in the ordinary course of our business. In our opinion, none of such other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 16, 2001, in connection with our acquisition of YOUcentric, Inc., we acquired 100 percent of the capital stock of YOUcentric, Inc., for $81.7 million. The YOUcentric stockholders received $6.0 million in cash, and we issued approximately 7.7 million shares of our common stock. We believe that the securities issued were exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) thereof. The terms and conditions of the share exchange were approved by the Secretary of State of North Carolina after a public hearing on the fairness of such terms and conditions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          1. On November 5, 2001, we filed a Current Report on Form 8-K reporting that the board of directors had adopted a stockholder rights plan.

          2. On November 30, 2001, we filed a Current Report on Form 8-K reporting the completion of the acquisition of YOUcentric, Inc.

          3. On January 22, 2002, we filed a Current Report on Form 8-K reporting the retirement of C. Edward McVaney as Chief Executive Officer, and the appointment of Robert M. Dutkowsky as Chief Executive Officer.

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

Dated: March 13, 2002

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

Dated: March 13, 2002