Form 10-Q
period 2002-04-30
EDWARDS J D & CO
filed 2002-06-14
CIK 798757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to                     .

Commission file number: 000-23091

J.D. Edwards & Company

(Exact name of registrant as specified in its charter)

Delaware	84-0728700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Technology Way, Denver, CO (Address of principal executive offices)	80237 (Zip Code)

Registrant’s telephone number, including area code: (303) 334-4000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of June 10, 2002, there were 118,836,720 shares of the Registrant’s Common Stock outstanding.

J.D. EDWARDS & COMPANY

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

PART I

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

J.D. EDWARDS & COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31,	April 30,
	2001	2002

		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$231,952	$286,688
Short-term marketable securities and other investments	1,515	1,212
Accounts receivable, net of allowance for doubtful accounts of $17,000 and $16,000 at October 31, 2001 and April 30, 2002, respectively	214,621	177,865
Other current assets	31,370	34,656

Total current assets	479,458	500,421
Long-term marketable securities and other investments	702	578
Restricted cash, cash equivalents, and investments	15,960	35,995
Property and equipment, net	70,021	68,688
Software costs, net	72,821	79,543
Intangible and other assets, net	22,170	80,164

	$661,132	$765,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,616	$35,228
Unearned revenue and customer deposits	167,487	192,851
Accrued liabilities	144,163	140,048

Total current liabilities	354,266	368,127
Unearned revenue, net of current portion, and other	7,807	6,527

Total liabilities	362,073	374,654
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.001 par value; 4,700,000 shares authorized; none outstanding	—	—
Preferred stock, series A participating, $.001 par value; 300,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized; 114,193,712 issued and 110,620,096 outstanding as of October 31, 2001; 121,294,328 issued and 118,807,159 outstanding as of April 30, 2002	114	121
Additional paid-in capital	442,511	497,586
Treasury stock, at cost; 3,573,616 shares and 2,487,169 shares as of October 31, 2001 and April 30, 2002, respectively	(72,323)	(33,160)
Deferred compensation	(32)	(2,698)
Accumulated deficit	(57,075)	(57,682)
Accumulated other comprehensive income (loss): unrealized gains (losses) on equity securities and foreign currency translation adjustments, net	(14,136)	(13,432)

Total stockholders’ equity	299,059	390,735

	$661,132	$765,389

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2002	2001	2002

Revenue:
License fees	$62,322	$54,070	$144,991	$98,010
Services	159,578	169,530	298,980	330,258

Total revenue	221,900	223,600	443,971	428,268
Costs and expenses:
Cost of license fees (including write-offs of certain third party product arrangements of $7,804 in the second quarter and first six months of fiscal 2001)	17,131	9,209	32,793	14,492
Cost of services	89,451	81,164	176,430	159,683
Sales and marketing	73,418	68,900	146,227	132,635
General and administrative	23,773	22,427	47,473	44,807
Research and development	24,385	30,432	50,327	59,563
Amortization of acquired software and other acquired intangibles and acquisition related deferred compensation	6,144	6,379	12,355	12,707
Acquired in-process research and development	—	—	—	4,600
Restructuring and other related charges	1,446	1,576	2,489	1,546

Total costs and expenses	235,748	220,087	468,094	430,033
Operating income (loss)	(13,848)	3,513	(24,123)	(1,765)
Other income (expense):
Interest and dividend income	3,656	1,479	8,151	2,903
Losses on equity investments and product line sale	(1,875)	(586)	(1,875)	(586)
Interest expense, foreign currency gains (losses) and other, net	(435)	(304)	(1,605)	(1,258)

Income (loss) before income taxes	(12,502)	4,102	(19,452)	(706)
Provision for (benefit from) income taxes	(5,035)	576	(7,606)	(99)

Net income (loss)	$(7,467)	$3,526	$(11,846)	$(607)

Net income (loss) per common share:
Basic	$(0.07)	$0.03	$(0.11)	$(0.01)

Diluted	$(0.07)	$0.03	$(0.11)	$(0.01)

Shares used in computing per share amounts:
Basic	112,027	118,564	111,392	117,532
Diluted	112,027	121,657	111,392	117,532

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	April 30,

	2001	2002

Operating activities:
Net loss	$(11,846)	$(607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,007	15,160
Amortization and write-offs of capitalized software costs, intangible assets, and securities premiums or discounts	16,096	21,988
Write-off of acquired in-process research and development	—	4,600
Loss on sale of a product line	1,299	—
Loss on investments in marketable securities	576	586
Benefit from deferred income taxes	(17,406)	—
Other	13	2,891
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(5,174)	39,757
Other assets	16,827	(6,068)
Accounts payable	(15,598)	(7,627)
Unearned revenue and customer deposits	54,222	22,583
Accrued liabilities	(38,754)	(8,714)

Net cash provided by operating activities	16,262	84,549
Investing activities:
Purchase of marketable securities and other investments	(15,188)	—
Proceeds from sales or maturities of investments in marketable securities	64,371	—
Purchase of property and equipment, net	(15,661)	(10,076)
Cash paid for acquisition of business, net of cash acquired	—	(751)
Capitalized software costs	(24,670)	(12,023)

Net cash provided by (used in) investing activities	8,852	(22,850)
Financing activities:
Proceeds from issuance of common stock	16,487	12,246
Restricted cash, cash equivalents, and investments	(27,649)	(19,423)
Release of restricted cash and cash equivalents	—	729
Repurchase of common stock	(30,164)	—

Net cash used in financing activities	(41,326)	(6,448)
Effect of exchange rate changes on cash	934	(515)

Net (decrease) increase in cash and cash equivalents	(15,278)	54,736
Cash and cash equivalents at beginning of period	180,674	231,952

Cash and cash equivalents at end of period	$165,396	$286,688

Supplemental disclosure of other cash and non-cash investing and financing transactions:
Retirement savings plan contribution funded with common stock	$3,697	$3,748
Deferred stock compensation for assumed options related to acquisition of business	—	2,099
Transfer of unrestricted long-term investments in marketable securities to restricted long term investments in marketable securities	20,304	—

Reconciliation for acquisition of business:

On November 16, 2001 the company acquired all of the issued and outstanding stock of YOUcentric, Inc., in exchange for $81.7 million of consideration. In conjunction with the acquisition, the fair value of assets and liabilities received were as follows:

Fair value of assets acquired	$78,684
Common stock issued for acquired company and fair value of options assumed	(72,885)
Write-off of acquired in-process research and development	4,600
Cash paid for acquisition of business, net of cash acquired	(751)

Fair value of liabilities assumed	$9,648

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      Interim Financial Statements. The accompanying consolidated financial statements of J.D. Edwards & Company (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. The results for the three and six-month periods ended April 30, 2002 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

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

(2)  Revenue Recognition

      The Company licenses software under non-cancelable license agreements and provides related services, including consulting, support, and education. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions,” and follows Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

      In general, the Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Revenue on all software license transactions in which there are undelivered elements other than post-contract customer support is deferred and recognized once such elements are delivered. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due assuming all other conditions for revenue recognition have been satisfied. Consulting and education services are separately priced, generally are available from a number of suppliers, and are typically not essential to the functionality of the Company’s software products. Revenue from these services is recorded separately from the license fees as the services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. Management anticipates that the majority of our arrangement fees will continue to be recognized as described above. The Company does not require collateral for receivables; however, an allowance is maintained for potential losses. In certain instances where the Company’s services are deemed essential to the customer’s use of the software, the entire arrangement is accounted for in

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”

(3)  Earnings Per Common Share

      Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Diluted loss per share for the three months ended April 30, 2001 and the six-month periods ended April 30, 2001 and 2002 exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded were 850,200 shares and 2.5 million shares for the three and six-month period ended April 30, 2001, respectively, and 3.0 million shares for the six-month period ended April 30, 2002. The weighted-average outstanding shares for the three-and six-month periods ended April 30, 2001 and 2002 are reflected net of treasury shares. All shares owned by the Employee Retirement Savings Plans (401(k) Plan) were included in the weighted-average common shares outstanding for all periods.

      The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2002	2001	2002

Numerator:
Net income (loss)	$(7,467)	$3,526	$(11,846)	$(607)

Denominator:
Basic income (loss) per share — weighted average shares outstanding	112,027	118,564	111,392	117,532
Dilutive effect of common stock equivalents	—	3,093	—	—

Diluted income (loss) per share — adjusted weighted average shares outstanding, assuming conversion of common stock equivalents	112,027	121,657	111,392	117,532

Basic net income (loss) per share	$(0.07)	$0.03	$(0.11)	$(0.01)

Diluted net income (loss) per share	$(0.07)	$0.03	$(0.11)	$(0.01)

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Other Balance Sheet Components

      Significant components of certain balance sheet line items were as follows (in thousands):

	October 31,	April 30,
	2001	2002

Accounts receivable, net:
Accounts receivable	$231,621	$193,865
Allowance for doubtful accounts	(17,000)	(16,000)

	$214,621	$177,865

Intangibles and other assets, net:
Deposits	$1,464	$1,624
Acquired intangible assets	19,972	76,503
Other long-term assets	734	2,037

	$22,170	$80,164

Unearned revenue and customer deposits:
Unearned revenue	$165,933	$191,217
Customer deposits	1,554	1,634

	$167,487	$192,851

      Accounts receivable, net decreased $36.8 million from October 31, 2001 primarily due to collection of cash from customers during the second quarter of fiscal 2002 and lower revenue volume compared to October 31, 2001. Intangibles and other assets, net consists primarily of intangible assets related to the in-place workforce, customer base, and goodwill resulting from the Company’s business acquisitions. The total $58.0 million increase in intangibles and other assets, net from October 31, 2001 was primarily related to the Company’s first quarter of fiscal 2002 acquisition of YOUcentric, Inc. (see Note 7 for acquisition detail). Unearned revenue and customer deposits consist primarily of annual maintenance contract billings that are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $25.4 million increase in unearned revenue and customer deposits from October 31, 2001 was primarily due to the proportion of calendar year maintenance billings offset, in part, by the amounts that were recognized as revenue during the first six months of fiscal 2002.

(5)  Investments in Marketable Securities

      The Company’s short and long-term investments had a fair value as of April 30, 2001 of $87.4 million resulting in a gross unrealized gain of $956,000. The aggregate fair value of equity securities as of April 30, 2001 in certain publicly traded or privately held technology companies was $7.2 million resulting in a $2.9 million gross unrealized loss which was recorded as a component of stockholders’ equity. As of April 30, 2002, the Company’s short-and long-term investments totaled $8.3 million, of which $6.5 million was related to long-term investments and $1.8 million was the aggregate fair value of equity securities in certain publicly traded or privately held technology companies. During the second quarter of fiscal 2001 and 2002, the Company recorded losses of $576,000 and $586,000, respectively, for the portion of the declines in market value of certain equity investments that were determined to be other than temporary. These losses are presented on the accompanying consolidated statement of operations in other income or expense. As of April 30, 2001, $2.2 million in short-term marketable securities and other investments and $20.3 million in long-term investments in marketable securities were restricted for collateral pursuant to the Company’s forward contract agreements.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At April 30, 2002, the $6.5 million of long-term investments were restricted for collateral pursuant to executed amendments to the security agreements for the Company’s headquarters facilities and are shown on the accompanying balance sheet as a component of restricted cash, cash equivalents, and investments.

(6)     Stockholders’ Equity

      Preferred Share Rights Purchase Plan. In November 2001, the Company designated 300,000 shares of its authorized preferred stock as Series A Preferred Stock with a par value of $0.001 per share, pursuant to a Preferred Stock Rights Agreement (the Rights Agreement) approved by the Board of Directors. The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Upon becoming exercisable, each right entitles stockholders to buy 1/1000 of a share of Series A Preferred Stock of the Company at an exercise price of $75.00, subject to adjustment. The rights will be exercisable only if a person or a group (an Acquiring Person) acquires or announces a tender or exchange offer to acquire 15% or more of the Company’s common stock. The rights will expire on the earlier of November 26, 2011 or the date of their redemption or exchange.

      In the event that an Acquiring Person acquires 15% or more of the Company’s common stock (a Triggering Event), each right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock having a market value equal to two times the exercise price. In addition, in the event that, following a Triggering Event, the Company is acquired in a merger or sells 50% or more of its assets, each right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The rights are redeemable, at the Company’s option, at a price of $0.001 per right. The Company may also exchange the rights for shares of common stock under certain circumstances.

      Warrant Grant. During the first quarter of fiscal 2002, the Company granted, in exchange for professional services rendered, a warrant to purchase 160,417 and 16,667 shares of the Company’s common stock at an exercise price of $15.90 and $.01 per share, respectively. The estimated fair value of the warrant of $1.6 million was recorded in operating expenses and was determined using a Black-Scholes pricing model with the following assumptions: volatility factor of 75%, risk free interest rate of 4.49%, expected life of 3.38 years, and a dividend yield of zero. The warrant expires in January 2005 and as of April 30, 2002 the warrant was outstanding and fully exercisable.

(7)     Acquisition

      On November 16, 2001, J.D. Edwards & Company completed its acquisition of YOUcentric, Inc. (YOUcentric), a Charlotte, N.C. provider of Java-based customer relationship management (CRM) software. The completion of the acquisition allowed the Company to position itself in the CRM applications market and integrate the CRM product into its suite of product offerings. J.D. Edwards acquired all of the issued and outstanding capital stock of YOUcentric, for $81.7 million (excluding $11.6 million held in escrow, which is discussed below), calculated under the terms of the Agreement and Plan of Reorganization (the Agreement). The YOUcentric stockholders received $6.0 million in cash, and J.D. Edwards issued approximately 7.7 million shares of its common stock valued at $10.91 per share. The value of stock issued was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, “Accounting for Formula Arrangements under EITF Issue No. 95-19, “Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination.”” In addition, certain vested and unvested options to purchase YOUcentric capital stock under YOUcentric’s stock option plans were assumed by J.D. Edwards. The intrinsic value related to the unvested portion of the options that was recorded as deferred compensation was $2.1 million. The fair value of the vested options assumed and the excess of the fair value over intrinsic value of the unvested options assumed which was included in the purchase price

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounted to $700,000. Option fair values were determined using a Black Scholes option pricing model with an expected life of 2.75 years, expected volatility of 75%, and a risk free interest rate of 2.78%.

      All assumed options, vested and unvested, were converted into options to purchase an equivalent number of shares of J.D. Edwards common stock based upon the acquisition share exchange ratio. Additionally, the purchase price recorded by the Company included $2.8 million of direct acquisition costs.

      The Agreement included an escrow arrangement, under which J.D. Edwards may claim reimbursement of certain losses as calculated under the terms of the Agreement, through an escrow fund that is administered by an independent escrow agent. There are 1.1 million shares, of the total 7.7 million shares issued, that are currently held in escrow that were valued at $11.6 million in accordance with EITF 99-12. The $11.6 million has been excluded from the purchase price and related goodwill in these financial statements as the outcome of any claims against the escrow, if any, is currently not determinable. The shares held in escrow will be transferred to the former YOUcentric stockholders in September 2002 to the extent that such shares are not required to be held to satisfy any claims that J.D. Edwards may make against the escrow fund. Upon resolution and release of any shares remaining in the escrow fund to the YOUcentric stockholders, an adjustment to increase the purchase price and related goodwill will be made.

      Pursuant to the Agreement, YOUcentric became a wholly owned subsidiary of J.D. Edwards. The acquisition was accounted for as a purchase and, accordingly, the total purchase price of YOUcentric was allocated to the assets acquired and liabilities assumed at fair value, certain identifiable intangibles determined by an independent appraiser, and the remainder to goodwill. The Company paid a premium over the fair market value of the net assets and intangibles identified as part of the purchase in order to invest in the CRM applications market and integrate the CRM product into its suite of product offerings. As a result, goodwill was recorded as part of the transaction during the first quarter of fiscal 2002. Additionally, in-process research and development (IPR&D) in the amount of $4.6 million was written-off during the first quarter of fiscal 2002. YOUcentric results of operations subsequent to the consummation date of the acquisition are included on the accompanying consolidated financial statements for the second quarter and first six months of fiscal 2002.

      J.D. Edwards retained the independent appraiser to assist with determining the estimated fair values of the intangible assets acquired in the acquisition. The valuations relied on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing the software costs, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate. The estimated fair value assigned to software costs was $8.0 million and non-compete agreements were $200,000. The software costs and non-compete intangible assets will be amortized over their estimated useful lives of three years. Goodwill of approximately $61.4 million was recorded as a result of the acquisition and is subject to an annual impairment test and will not be amortized under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” None of the goodwill is expected to be deductible for tax purposes, as the historical cost will be used as the tax basis.

      The estimated value of $4.6 million assigned to acquired IPR&D was determined by identifying research projects in areas for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D include revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated net cash flows generated by the products over a 3-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses, asset requirements, and the core technology royalty rate.

      The allocation of the purchase price to the net assets acquired, excluding the amount in the escrow fund, as of November 16, 2001 is presented below (in millions):

Net Assets Acquired:
Assets:
Total current assets	$12.1
Certificate of deposit (restricted)	1.3
Property and equipment, net	3.7

Total assets acquired	$17.1

Liabilities:
Total current liabilities	$9.4
Unearned revenue, net of current portion, and other	0.2

Total liabilities assumed	$9.6

Net assets acquired	$7.5

Purchase Price Components:
Net assets acquired	$7.5
Identified Intangibles:
Acquired in-process research and development	4.6
Software development costs and other identified intangibles	8.2

Total identified intangibles	12.8

Goodwill	61.4

Total purchase price	$81.7

      The following unaudited pro forma combined financial information is presented as if the Company and YOUcentric had been combined as of the beginning of the periods presented. This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities been a single entity during the periods presented. The pro forma results of operations as though the companies had combined at the beginning of fiscal 2002 would not be materially different from the reported results and therefore have been omitted. Unaudited pro forma results of operations for the second quarter and first six months of fiscal 2001 are as follows (in thousands, except per share amounts):

	April 30, 2001

	Three Months	Six Months
	Ended	Ended

Pro Forma Results of Operations:
Revenue	$226,649	$455,561
Net loss	$(14,642)	$(25,914)
Basic and diluted net loss per share	$(0.12)	$(0.22)

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     Restructurings and Other Related Charges

Fiscal 2001 Restructuring

      Overview. During the second and third quarter of fiscal 2001, the Company’s Board of Directors approved a two-phased global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by the Company’s operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and the closure or consolidation of some operating facilities. The fiscal 2001 restructuring plan consisted of two phases (Phase I and Phase II), initiated during the second and third quarter of fiscal 2001, respectively. All actions related to Phase I were completed by the fourth quarter of fiscal 2001 with no remaining accrual. The Company completed all actions related to Phase II by April 30, 2002 with an outstanding accrual of $8.5 million consisting of remaining lease obligations for office and training facilities closed or consolidated, which will be paid over the remaining lease terms, and unsettled employee termination costs.

      Employee severance and termination costs. The Company paid severance, benefits, outplacement, and other related costs to employees terminated in the second and third quarter of fiscal 2001. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. The Company decreased its workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II. Administrative, professional, and management positions in various functions of the Company’s business were impacted. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001, and all employee terminations as part of Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

      The following table summarizes the number of employee positions eliminated in accordance with the fiscal 2001 restructuring plan by geographic region and function:

Geographic Region:
United States(1)	265
Asia Pacific	39
EMEA Asia Pacific	56
Canada and Latin America (1)	38

Total	398

Sales and marketing(2)	150
Consulting and information technology(2)	110
Research and development	24
Education services(2)	16
Finance, human resources, legal, and other general and administrative	49
Customer support and product delivery	49

Total	398

(1)	Phase I eliminated 18 employee positions in the United States and 16 employee positions in Canada and Latin America.

(2)	Phase I eliminated 25 employee positions in sales and marketing, 8 in consulting and information technology, and 1 in education services.

      Office closures. Phase II of the fiscal 2001 restructuring plan also provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, all of which are in accordance with the fiscal 2001 restructuring plan. The Company closed or consolidated several offices worldwide, including offices

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Denver, Colorado, and regional offices in the U.S., Europe, and the Asia Pacific region. All office consolidations and closures have been completed.

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

      Asset disposal losses and other costs. During fiscal 2001 and the first six months of fiscal 2002, the Company wrote off assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the periods in which they were written off.

      Fiscal 2001 restructuring costs. The following table summarizes the components of the Phase I and Phase II restructuring charge, the payments made during the periods presented, and the remaining accrual as of April 30, 2002, by geographic region:

Summary of fiscal 2001 restructuring charge and payments (in thousands):

	Employee					Total
	Severance &		Operating	Restructuring	Asset Disposal	Restructuring
	Termination	Office	Lease	Costs	Losses and	and Related
	Costs	Closures	Buyouts	Subtotal	Other Costs	Charges

Phase I:
United States	$1,412	$—	$28	$1,440	$—	$1,440
Canada and Latin America	694	—	22	716	—	716

Consolidated Phase I charge, quarter-ended April 30, 2001	2,106	—	50	2,156	—	2,156
Second quarter cash payments	(574)	—	—	(574)	—	(574)

Accrual balance, April 30, 2001	1,532	—	50	1,582	—	1,582

Third quarter cash payments	(1,031)	—	—	(1,031)	—	(1,031)
Third quarter adjustment	(280)	—	—	(280)	—	(280)

Accrual balance, July 31, 2001	221	—	50	271	—	271

Fourth quarter cash payments	(232)	—	(50)	(282)	—	(282)
Fourth quarter adjustments	11	—	—	11	—	11

Accrual balance, October 31, 2001	$—	$—	$—	$—	$—	$—

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee					Total
	Severance &		Operating	Restructuring	Asset Disposal	Restructuring
	Termination	Office	Lease	Costs	Losses and	and Related
	Costs	Closures	Buyouts	Subtotal	Other Costs	Charges

Phase II:
United States	$4,031	$8,755	$1,396	$14,182	$1,959	$16,141
EMEA	1,848	997	71	2,916	49	2,965
Canada, Asia Pacific, and Latin America	1,416	1,144	20	2,580	331	2,911

Consolidated Phase II charge, quarter ended July 31, 2001	7,295	10,896	1,487	19,678	2,339	22,017
Third quarter cash payments	(6,349)	(552)	(296)	(7,197)	—	(7,197)
Third quarter asset disposals	—	—	—	—	(2,339)	(2,339)

Accrual balance, July 31, 2001	946	10,344	1,191	12,481	—	12,481

Fourth quarter cash payments	(786)	(1,190)	(885)	(2,861)	—	(2,861)
Fourth quarter asset disposals	—	—	—	—	(1,086)	(1,086)
Fourth quarter adjustments	108	190	—	298	1,086	1,384

Accrual balance, October 31, 2001	268	9,344	306	9,918	—	9,918

First quarter cash payments	(27)	(1,637)	(45)	(1,709)	(20)	(1,729)
First quarter asset disposals	—	—	—	—	20	20
First quarter adjustments	(25)	—	(25)	(50)	—	(50)

Accrual balance, January 31, 2002	216	7,707	236	8,159	—	8,159

Second quarter cash payments	(200)	(900)	(20)	(1,120)	(68)	(1,188)
Second quarter asset disposals	—	—	—	—	68	68
Second quarter adjustments	139	1,585	(216)	1,508	—	1,508

Accrual balance, April 30, 2002	$155	$8,392	$—	$8,547	$—	$8,547

      Exit from certain third party product agreements. The Company reviewed its business approach and business alliances during the second quarter of fiscal 2001. As a result of this review, the Company decided to exit certain third party product arrangements for which prepaid royalty assets existed. The Company wrote off $7.8 million in prepaid royalties associated with these certain third party product arrangements during the second quarter of fiscal 2001 and the charge was included in cost of license fees on the accompanying consolidated statement of operations.

      Phase II adjustments. The accrual will continue to be reduced until all remaining obligations have been settled in 2007. The Company recorded adjustments to increase the restructuring accrual by $1.5 million during the second quarter of fiscal 2002. The adjustments reflect an increase in the office closure costs, which are expected to be higher than originally estimated due to higher vacancy rates, and lower sublease rates, which serve to decrease the period of time over which the Company will receive sublease income. In addition, the adjustments reflect an increase in the employee termination and severance accrual due to unsettled employee termination costs, and a decrease from the original estimate in the final amount of operating lease buyouts was reflected. Any cost true-ups subsequent to April 30, 2002 related to Phase II of the fiscal 2001 restructuring will be recorded through normal operations with no impact to the restructuring charge.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2000 Restructuring

      Overview. During fiscal 2000, the Company’s Board of Directors approved a global restructuring plan to reduce the Company’s operating expenses and strengthen both its competitive and financial positions. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating 775 employee positions, reducing office space and related overhead expenses, and modifying the Company’s approach for providing certain services for customers. Restructuring and related charges primarily consisted of severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs.

      The Company has completed all actions related to this restructuring as of April 30, 2001. An outstanding accrual of $1.8 million remained at April 30, 2002 primarily consisting of lease obligations for office and training facilities closed and consolidated which will be paid over the remaining lease terms and unsettled employee termination costs.

Summary of fiscal 2000 restructuring accrual activity (in thousands):

	Employee					Total
	Severance &		Operating	Restructuring	Asset Disposal	Restructuring
	Termination	Office	Lease	Costs	Losses and	and Related
	Accrual	Closures	Buyouts	Subtotal	Other Costs	Charges

Consolidated charge, July 31, 2001	$16,683	$12,667	$647	$29,997	$116	$30,113
Fiscal 2000 cash payments	(15,487)	(4,154)	(223)	(19,864)	(557)	(20,421)
Fiscal 2000 adjustments	(342)	(2,696)	—	(3,038)	941	(2,097)

Accrual balance, October 31, 2000	854	5,817	424	7,095	500	7,595
Fiscal 2001 cash payments	(485)	(2,693)	(237)	(3,415)	(382)	(3,797)
Fiscal 2001 asset disposals	—	—	—	—	(1,078)	(1,078)
Fiscal 2001 restructuring adjustments	(134)	(306)	(187)	(627)	960	333
Fiscal 2001 operational adjustments	(132)	—	—	(132)	—	(132)

Accrual balance, October 31, 2001	103	2,818	—	2,921	—	2,921
Fiscal 2002 cash payments	(54)	(1,096)	—	(1,150)	—	(1,150)
Fiscal 2002 operational adjustments	(16)	—	—	(16)	—	(16)

Accrual balance, April 30, 2002	$33	$1,722	$—	$1,755	$—	$1,755

      The accrual will continue to be reduced until all remaining obligations have been settled in 2007. The Company recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments are primarily a result of operating lease buyouts being reduced from the original estimate and successful elimination of rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced resulting from favorable negotiations and reduced obligations surrounding employee termination costs. Any cost true-ups subsequent to April 30, 2001 related to the fiscal 2000 restructuring have been, and will continue to be, recorded through normal operations with no impact to the restructuring charge.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Other Comprehensive Income or Loss

      Other comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders’ equity and have not impacted net income or loss. The following table summarizes the components of total other comprehensive income or loss as of the balance sheet dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2002	2001	2002

Net income (loss)	$(7,467)	$3,526	$(11,846)	$(607)
Change in unrealized gains (losses) on equity securities	(1,538)	(110)	(9,542)	108
Change in foreign currency translation adjustments	(1,934)	274	72	596

Total comprehensive income (loss), net	$(10,939)	$3,690	$(21,316)	$97

(10)     Derivative Instruments and Foreign Currency Exposure

      At April 30, 2002, the Company had approximately $63.9 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding to mitigate the exposure to monetary assets and liabilities denominated in foreign currency. Included in other income and expense were net foreign exchange gains of $788,000 for the second quarter of fiscal 2001, losses of $350,600 for the first six months of fiscal 2001, and gains of $159,400 for the second quarter of fiscal 2002 and losses of $1.2 million for the first six months of fiscal 2002.

(11)     Segment Information

      Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as three key executives — the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. This chief operating decision-making group reviews the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Total revenue from each country outside of the United States was less than 10 percent of the Company’s consolidated revenue for all periods presented. The groupings presented below represent an aggregation of financial information for countries meeting certain

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2001	2002	2001	2002

Revenues from unaffiliated customers:
United States	$146,867	$139,001	$289,236	$266,289
Europe, Middle East, and Africa	45,708	46,965	84,277	90,538
Canada, Asia, and Latin America	29,325	37,634	70,458	71,441

Consolidated	$221,900	$223,600	$443,971	$428,268

Income (loss) from operations:
United States	$(5,251)	$(11,672)	$(25,293)	$(25,537)
Europe, Middle East, and Africa	10,944	13,281	17,112	24,496
Canada, Asia, and Latin America	(4,147)	9,859	6,706	18,129
Amortization of acquired software and other acquired intangibles and other acquisition related charges	(6,144)	(6,379)	(12,355)	(12,707)
Write-off of certain third party product arrangements	(7,804)	—	(7,804)	—
Acquired in-process research and development	—	—	—	(4,600)
Restructuring and other related charges	(1,446)	(1,576)	(2,489)	(1,546)

Consolidated	$(13,848)	$3,513	$(24,123)	$(1,765)

(12)     Commitments and Contingencies

      Leases. The Company’s corporate headquarters facilities were constructed on land owned by the Company and are leased under operating leases. The lessor, a wholly owned subsidiary of a syndication of banks, collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. Management does not believe that the residual guarantee will be exercised for the purpose of satisfying any of the Company’s financial obligations under the lease. The Company lease obligations are based on a return on the lessor’s costs. Management can elect to reduce the interest rate used to calculate lease expense by collateralizing up to a certain percentage of the financing arrangements with investments consistent with the Company’s investment policy. At April 30, 2001 and 2002, investments totaling $67.2 million were designated as collateral for these leases. During the fourth quarter of fiscal 2001, the Company obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks. In connection with the waiver, the Company designated $16.0 million of existing collateral as restricted cash and cash equivalents, which was included in the accompanying, consolidated balance sheets. During the first quarter of fiscal 2002, Management executed subsequent amendments to the security agreements on the remaining leased buildings and designated an additional $19.4 million of the collateral as restricted cash and cash equivalents which was included in the accompanying consolidated balance sheets. The lease collateral represents substantially all of the $36.0 million restricted cash, cash equivalents, and investments on the accompanying consolidated balance sheets. The Company may withdraw the funds used as collateral, excluding the amounts classified as restricted at Management’s sole discretion provided that the Company is not in default under the lease agreements. At April 30, 2002, the Company was in compliance with the covenants and representations and warranties required under the lease agreement.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Litigation. On September 2, 1999, a complaint was filed in the U.S. District Court (the Court) for the District of Colorado against the Company and certain of its officers and directors. Two subsequent suits were later consolidated and an Amended Consolidated Complaint (the Complaint) was filed on March 21, 2000. The Complaint purported to be brought on behalf of purchasers of the Company’s common stock during the period between January 22, 1998, and December 3, 1998. The Complaint alleged that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 through a series of false and misleading statements. The plaintiff was seeking to recover unspecified compensatory damages on behalf of all purchasers of J.D. Edwards’ common stock during the class period.

      During the second quarter of fiscal 2002, the Company reached a settlement related to these shareholder class action lawsuits. The Court approved a settlement on March 21, 2002. In settling these shareholder class action lawsuits, neither the Company nor any of the named officers or directors admitted any liability or wrongdoing. The terms of the settlement did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The negotiated settlement is to be funded entirely with insurance proceeds and is recorded net of such insurance proceeds. Therefore, no accrued settlement costs are reflected on the accompanying consolidated statement of operations or the consolidated balance sheet.

      The Company is involved in certain other disputes and legal actions arising in the ordinary course of its business. In management’s opinion, none of such other disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

(13)     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for the Company’s fiscal year 2003. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17 “Intangible Assets,” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain intangibles to goodwill, reassessment of the useful lives of intangibles, and reclassification of certain intangibles out of previously reported goodwill.

      The Company will adopt SFAS No. 142 no later than November 1, 2002. When the Company adopts SFAS No. 142, it will result in the Company no longer amortizing existing goodwill. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. Management anticipates that the adoption of SFAS No. 142 will not have a material impact on the Company’s business acquisitions completed prior to June 30, 2001, as the majority of remaining goodwill and intangibles related to those acquisitions will be fully amortized by November 1, 2002. Goodwill in the amount of $61.4 million related to the YOUcentric acquisition will be subject to the annual impairment test and is not being amortized under SFAS No. 142. Management cannot determine the future extent of impairment, if any, until the completion of such impairment review.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 no later than November 1, 2002. Management anticipates that the adoption of SFAS No. 143 will not have a material impact on the Company’s consolidated financial statements.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 no later than November 1, 2002. Management anticipates that the adoption of SFAS No. 144 will not have a material impact on the Company’s consolidated financial statements.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on May 15, 2002 did not have a material impact on the Company’s consolidated financial statements.

      During the second quarter of fiscal 2002, the Company adopted EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company’s financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $5.2 million and $9.6 million for the second quarter and first six months of fiscal 2001, respectively, and $5.4 million and $9.5 million for the second quarter and first six months of fiscal 2002, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards’ industry, management’s beliefs, and certain assumptions made by J.D. Edwards’ management. Such forward-looking statements include our expectations regarding J.D. Edwards 5, maintenance revenue, gross margins on service revenue, capitalization of research and development costs, annual savings associated with the organizational changes effected in fiscal 2001, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 under “Risk Factors” on pages 11 through 21. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

Results of Operations

      J.D. Edwards is a leading provider of agile, collaborative enterprise software solutions. For 25 years, we have developed, marketed, and supported innovative, flexible solutions that help run multinational organizations. Our customer base includes approximately 6,400 companies of various sizes. We deliver integrated, collaborative software for supply chain management, procurement, and customer relationship management (CRM), in addition to supply chain execution (also known as Enterprise Resource Planning, or ERP), workforce management, and other functional support. To help customers achieve benefits from our software, we provide implementation and education services through our own direct services organization and business partners. We distribute, implement, and support our software worldwide through 58 offices and approximately 300 third-party business partners. In May 2002, we announced J.D. Edwards 5, which consists of our entire integrated product lines including ERP, CRM, supply chain management, supplier relationship management, business intelligence, collaboration and integration solutions, and tools and technology.

      Our financial results for the second quarter and first six months of fiscal 2002 reflected net income of $3.5 million, or $0.03 per share, and a net loss of $607,000 or $0.01 per share, respectively, compared to net losses of $7.5 million, or $0.07 per share and $11.8 million, or $0.11 per share for the same periods last year, respectively. The second quarter and first six months of fiscal 2002 resulted in operating income of $3.5 million and an operating loss of $1.8 million, respectively, compared to operating losses of $13.8 million and $24.1 million for the second quarter and first six months of fiscal 2001, respectively. We are focusing on revenue growth, organizational effectiveness, and profitability and have made progress to date with our improved execution and financial performance. The improvement in financial performance from last year was a result of an increase in services revenue, increased operating efficiencies, and decreased operating expenses resulting from our cost savings efforts and a 5% company-wide decrease in headcount since April 30, 2001. Our cash flows from operations increased significantly to $84.5 million for the six months ended April 30, 2002 from $16.3 million for the first six months ended April 30, 2001. Our days sales outstanding (DSO) improved to 72 days as of April 30, 2002, compared to 80 days as of October 31, 2001, and 103 days as of April 30, 2001 due to collections of cash during the second quarter of fiscal 2002.

      Operating loss and income for the second quarter of fiscal 2001 and 2002 included $6.1 million and $6.4 million of charges related to the amortization of acquired software and other acquired intangibles and acquisition related deferred compensation, respectively, and restructuring and other related charges of $1.4 million and $1.6 million, respectively. The operating loss for the first six months of fiscal 2001 and 2002 included $12.4 million and $12.7 million of charges related to the amortization of acquired software and other acquired intangibles and acquisition related deferred compensation, respectively, and restructuring and other related charges of $2.5 million and $1.5 million, respectively. Additionally, the operating loss for the second quarter and first six months of fiscal 2001 included a write-off of prepaid royalties associated with the exit of certain third-party product arrangements in the amount of $7.8 million. The operating loss for the first six months of fiscal 2002 also included a charge for acquired in-process research and development of $4.6 million related to our YOUcentric acquisition.

      During November 2001, we completed our acquisition of YOUcentric, Inc. (YOUcentric). YOUcentric is a provider of Java-based CRM software, including applications for sales force automation, campaign management, contact center management, and partner relationship management. Most of YOUcentric’s employees have remained with J.D. Edwards. This acquisition was accounted for as a purchase and, accordingly, operating expenses were impacted in the second quarter and first six months of fiscal 2002 subsequent to the consummation date of the acquisition, primarily as a result of a write-off of in-process research and development (IPR&D) and amortization of acquired intangible assets, excluding goodwill.

      Historically we have experienced and expect to continue to experience a high degree of seasonality in our business operations which is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Our first quarter revenue, which affects the first six-months of a fiscal year, is typically low from slow sales due to the holiday season in November and December, and our total revenue, license fee revenue, services revenue, and net income for our first fiscal quarter historically have been lower than in the immediately preceding fourth quarter. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years.

      There can be no assurance of the level of revenue growth that will be achieved, if any, of a consistent return to profitability, or that our financial condition, results of operations, cash flows, and market price of our common stock will not be adversely affected by the above factors.

      The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,

	2001	2002	2001	2002

Revenue:
License fees	28.1%	24.2%	32.7%	22.9%
Services	71.9	75.8	67.3	77.1

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of license fees (including write-offs of certain third-party product arrangements)	7.7	4.1	7.4	3.4
Cost of services	40.3	36.3	39.7	37.3
Sales and marketing	33.1	30.8	32.9	31.0
General and administrative	10.7	10.0	10.7	10.5
Research and development	11.0	13.6	11.3	13.9
Amortization of acquired software and other acquired intangibles and acquisition related deferred compensation	2.8	2.9	2.8	2.9
Acquired in-process research and development	—	—	—	1.0
Restructuring and other related charges	0.6	0.7	0.6	0.4

Total costs and expenses	106.2	98.4	105.4	100.4

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,

	2001	2002	2001	2002

Operating income (loss)	(6.2)	1.6	(5.4)	(0.4)
Other income, net	0.6	0.3	1.0	0.2

Income (loss) before income taxes	(5.6)	1.9	(4.4)	(0.2)
Provision for (benefit from) income taxes	(2.2)	0.3	(1.7)	(0.1)

Net income (loss)	(3.4)%	1.6%	(2.7)%	(0.1)%

Gross margin on license fee revenue (including write-offs of certain third-party product arrangements)	72.5%	83.0%	77.4%	85.2%
Gross margin on license fee revenue (excluding write-offs of certain third-party product arrangements)	85.0%	83.0%	82.8%	85.2%
Gross margin on service revenue	43.9%	52.1%	41.0%	51.6%

      Total revenue. Our total revenue for the second quarter of fiscal 2002 increased to $223.6 million compared to $221.9 million for the second quarter of fiscal 2001 and decreased 3.5% to $428.3 million for the first six months of fiscal 2002 from $444.0 million for the first six months of fiscal 2001. The revenue mix between license fees and services was 24.2% and 75.8%, respectively, for the second quarter of fiscal 2002 compared to 28.1% and 71.9%, respectively, for the second quarter of fiscal 2001, and was 22.9% and 77.1%, respectively, for the first six months of fiscal 2002 compared to 32.7% and 67.3%, respectively, for the first six months of fiscal 2001. The increase in total revenue for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 was primarily due to the increase in maintenance and consulting revenue resulting from our focus on generating more direct service engagements, increasing utilization of our direct consultants, and our growing installed base of customers. The decrease for the first six months of fiscal 2002 compared to the first six months of fiscal 2001 was primarily a result of the general downturn in the global economy offset, in part, by an increase in services revenue and our growing installed base of customers, as discussed above.

      A portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of currency exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar. For the second quarter and first six months of fiscal 2002, the geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 62%, 21%, and 17% of total revenue, respectively, compared to 66%, 21%, and 13%, respectively, for the second quarter of fiscal 2001, and 65%, 19%, and 16% for the first six months of fiscal 2001, respectively. Fluctuations in foreign currency exchange rates will continue to affect our total revenue, results of operations, cash flows and financial position depending on the U.S. dollar strengthening or weakening relative to foreign currencies. For any period, changes in each country’s general economic and political environment or foreign exchange rates may also have a material impact on our total revenue, results of operations, cash flows, and financial position.

      License fees. License fee revenue declined 13% to $54.1 million for the second quarter of fiscal 2002 from $62.3 million for the second quarter of fiscal 2001, and declined 32% to $98.0 for the first six months of fiscal 2002 from $145.0 million for the first six months of fiscal 2001. During the second quarter of fiscal 2002, the number of license transactions exceeding $1.0 million decreased to 9 transactions, representing $17.7 million or 33% of license fee revenue, from 17 transactions, representing $32.4 million or 52% of license fee revenue, for the second quarter of fiscal 2001. For the first six months of fiscal 2002, the number of license transactions exceeding $1.0 million decreased to 18 transactions, representing $34.7 million or 36% of license fee revenue, from 38 transactions, representing $71.1 million or 49% of license fee revenue for the first six months of fiscal 2001. The total number of license transactions for the second quarter of fiscal 2002 was 277 transactions compared to 275 transactions for the second quarter of fiscal 2001, and decreased 18% to 491 transactions for the first six months of fiscal 2002 from 597 for the first six months of fiscal 2001. Revenue resulting from reseller arrangements for the second quarter and first six months of fiscal 2002 was less than 5% of total license revenue compared to less than 5% of total license revenue for the second quarter of fiscal 2001 and 10% for the first six months of fiscal 2001 due primarily to our exit from certain third-party product arrangements during fiscal 2001. We believe these decreases in license revenue are primarily due to the general economic downturn and lower customer spending on ERP than the second quarter and first six months of fiscal 2001.

      We increased our total number of customers to approximately 6,400 at April 30, 2002, a 3% increase compared to the end of the second quarter of fiscal 2001. The percentage of license revenue from existing customers increased to 47% for the second quarter of fiscal 2002 from 38% for the second quarter of fiscal 2001, and increased to 46% for the first six months of fiscal 2002 from 42% for the first six months of fiscal 2001. The improvement in the percentage of license revenue from existing customers for the second quarter and first six months of fiscal 2002 from the same periods last year was a result of our focus on increasing license revenue from our installed base of customers during fiscal 2002. The mix of revenue from new and existing customers varies from quarter to quarter, and our future growth is dependent on our ability to both retain our installed base of customers while adding new customers, as well as our ability to offer competitive products. There can be no assurance that our license fee revenue will not be adversely affected in future periods as a result of continued downturns in global economic conditions, or intensified competitive pressures.

      Services. Services revenue consists of fees generated by our personnel providing direct consulting, software maintenance services, and education to customers, fees generated through subcontracted third-party arrangements, and referral fees from service providers who contract directly with customers. Services revenue for the second quarter of fiscal 2002 increased 6% to $169.5 million from $159.6 million for the second quarter of fiscal 2001, and increased 10% to $330.3 million for the first six months of fiscal 2002 from $299.0 million for the first six months of fiscal 2001. These increases were primarily a result of increased software maintenance revenue and consulting revenue, offset, in part, by a decline in education revenue. The increase in maintenance revenue was primarily a result of our installed base of customers continuing to grow. We expect maintenance revenue to continue to rise during fiscal 2002 over fiscal 2001 as we continue to expand our installed base of customers. There can be no assurance, however, that we will maintain consistent maintenance renewals in the future or that we will achieve maintenance revenue growth. The increase in consulting revenue for the second quarter and first six months of fiscal 2002 compared to the same periods last year was primarily due to our focus on generating more direct service engagements. Additionally, we have implemented an incentive program for our account executives to sell direct service engagements resulting in improved utilization and realization rates of our consultants during the second quarter and first six months of fiscal 2002. We seek to provide our customers with high-quality implementation services in the most efficient and effective manner. While our goal is to increase the level of services sold directly to a customer, we intend to continue business partner relationships under both subcontract and referral arrangements.

      The decline in education revenue for the second quarter and first six months of fiscal 2002 compared to the same periods last year was due to the consolidation or elimination of education offerings due to weakening customer demand for classroom training coupled with a slowdown in customer travel due to the slowdown in global economic conditions. We intend to offer more custom on-site customer training as well as on-line offerings throughout fiscal 2002 to partially offset the decline in classroom training revenue. However, we expect total education revenue in fiscal 2002 to decrease compared to fiscal 2001 due to these factors.

      During the second quarter of fiscal 2002, we adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, we recorded revenue and operating expenses net of reimbursable expenses. Our financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $5.4 million and $9.5 million for the second quarter and first six months of fiscal 2002, respectively, and $5.2 million and $9.6 million for the second quarter and first six months of fiscal 2001, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

      In any period, total services revenue is dependent on license transactions closed during the current and preceding periods, the growth in our installed base of customers, the amount and size of consulting engagements, and the level of competition from alliance partners for consulting and implementation work. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, maintenance, and education revenue and the mix of direct, subcontract, and referral arrangements from our business partners. There can be no assurance that future fluctuations in our license revenue will not have an adverse effect on future services revenue. Additionally, services revenue is dependent on the availability of our consultants to staff engagements, the number of customers referred to alliance partners for education services, the number of customers who have contracted for support and the related support fees, billing rates for education courses, and the number of customers purchasing education services.

      Total costs and expenses. Our total costs and expenses declined 7% to $220.1 million for the second quarter of fiscal 2002 from $235.7 million for the second quarter of fiscal 2001, and declined 8% to $430.0 million for the first six months of fiscal 2002 from $468.1 million for the first six months of fiscal 2001. Costs and expenses for the second quarter of fiscal 2001 and 2002 included amortization of acquired intangibles and acquisition related deferred compensation of $6.1 million $6.4 million, respectively, and restructuring and related charges of $1.4 million and $1.6 million, respectively. The first six months of fiscal 2001 and 2002 included amortization of acquired intangibles and acquisition related deferred compensation of $12.4 million and $12.7 million, respectively, and restructuring and related charges of $2.5 million and $1.5 million, respectively. Additionally, the operating loss for the second quarter and first six months of fiscal 2001 included a write-off of prepaid royalties associated with the exit of certain third-party product arrangements in the amount of $7.8 million. The first six months of fiscal 2002 also included a charge of $4.6 million for acquired IPR&D resulting from our YOUcentric acquisition.

      The decrease in costs and expenses was due to the organizational changes effected as part of our fiscal 2001 restructuring plan coupled with our cost control efforts. There has been a 5% decrease in company-wide headcount since the second quarter of fiscal 2001 as a result of the fiscal 2001 restructuring plan. The personnel reductions and reduced hiring have caused salary expense for the second quarter and first six months of fiscal 2002 to decline by $2.1 million and $3.5 million, or 2%, respectively, compared to the same periods last year. Travel and entertainment expenses declined across our organization for the second quarter and first six months of fiscal 2002 by $1.6 million, or 15%, and $6.1 million, or 28%, respectively, compared to the same periods last year, due to our focus on cost savings and reduced travel. Additionally, total office expense for the second quarter and first six months of fiscal 2002 declined $7.7 million, or 18%, and $18.7 million, or 22%, respectively, compared to the same periods last year due to our cost savings efforts that reduced computer expense and office expense and due to the decline in overall interest rates, which also reduced rent expense.

      Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal projects and contractual payments to third parties for source code and license fees that are used in development of products for external sale), documentation, and software delivery expenses. Cost of license fees decreased by 46% to $9.2 million for the second quarter of fiscal 2002 from $17.1 million for the second quarter of fiscal 2001, and decreased by 56% to $14.5 million for the first six months of fiscal 2001 from $32.8 million for the first six months of fiscal 2001. The decline was primarily due to the second quarter of fiscal 2001 write-off of prepaid royalties associated with the exit of certain third-party product arrangements in the amount of $7.8 million.

      We record amortization expense on our capitalized software, excluding software acquired as part of a business acquisition, on a straight-line basis (generally three years) to cost of license fees beginning once the product is generally available. We recorded amortization expense primarily related to major enhancements of our OneWorld applications of $3.9 million and $7.6 million for the second quarter and first six months of fiscal 2002, respectively, and $3.3 million and $4.3 million for the second quarter and first six months of fiscal 2001, respectively.

      Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products subject to royalty payments. The second quarter and first six months of fiscal 2002 gross margin on license fee revenue increased to 83.0% and 85.2%, respectively, from 72.5% and 77.4% for the same periods last year, respectively. The second quarter of fiscal 2001 write-off of $7.8 million of unused prepaid royalties associated with the exit of certain third party product arrangements resulted in lower fiscal 2001 gross margins. Excluding these write-offs, the gross margin for the second quarter and first six months of fiscal 2001 was 85.0% and 82.8%, respectively. The decrease to 83.0% for the second quarter of fiscal 2002 from the adjusted 85.0% for the second quarter of fiscal 2001 was due primarily to increased royalties on products embedded in our software and the fixed cost for amortization of capitalized software in relation to the decrease in revenue volume, offset, in part, by a decrease in business partner commissions compared to the same period last year. The increase to 85.2% for the first six months of fiscal 2002 from the adjusted 82.8% for the first six months of fiscal 2001 was primarily a result of the decrease in reseller royalties, offset, in part, by increased amortization of capitalized software.

      Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. We seek to provide our customers with high-quality implementation and education services in the most efficient and effective manner. Cost of services for the second quarter of fiscal 2002 decreased 9% to $81.2 million from $89.5 million for the second quarter of fiscal 2001 and decreased 9% to $159.7 million for the first six months of fiscal 2002 from $176.4 million for the first six months of fiscal 2001. The decrease for the period was mainly due to a continuing decline in education services costs attributable to the elimination and consolidation of several training facilities as part of our fiscal 2001 restructuring and overall consolidation of classes offered. Additionally, a 12% decline in headcount from April 30, 2001, resulting from the fiscal 2001 restructuring, and our cost savings efforts, contributed to lower salary expense, computer expense, office occupancy costs, and travel and entertainment expenses. The overall decline from the second quarter and first six months of fiscal 2001 was offset, in part, by increased commission expense resulting from both a new commission plan for selling services and increased professional services and maintenance revenue for the same periods in fiscal 2002.

      The gross margin on services revenue for the second quarter and first six months of fiscal 2002 improved to 52.1% and 51.6%, respectively, compared to 43.9% and 41.0% for the second quarter and first six months of fiscal 2001, respectively. The improvement was due to higher maintenance revenue and improved internal consultant utilization from direct service engagements. Generally, maintenance revenue produces a higher margin than professional services and education revenue. Gross margins on services revenue for the remainder of fiscal 2002 will depend on the mix of total services revenue, the extent to which we are successful in increasing the utilization of our revenue-generating consulting employees and the number of direct service engagements, as well as the extent to which we utilize our service partner relationships under either subcontract or referral arrangements. Gross margins on services revenue are expected to remain flat in the short-term.

      Gross margins on services revenue were minimally impacted by the adoption of EITF Issue No. 01-14. As described above, EITF No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Comparative financial statements for prior periods reflect the reclassification of the reimbursements to conform to the current year presentation.

      Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for the second quarter of fiscal 2002 decreased 6% to $68.9 million from $73.4 million for the second quarter of fiscal 2001 and decreased 9% to $132.6 for the first six months of fiscal 2002 from $146.2 for the same period last year. The decrease was primarily due to a 12% decline in headcount since April 30, 2001, resulting from the fiscal 2001 restructuring and to our cost savings efforts that resulted in decreased advertising and promotion, salary, travel and entertainment, computer, and other office occupancy expenses. Additionally, commission expense was lower for the second quarter and first six months of fiscal 2002 compared to the second quarter and first six months of fiscal 2001 due to reduced revenue from license fees.

The overall decrease was offset, in part, by an increase in bonus expense related to our profit sharing plan and an increase in cost for outside contract professional services compared to the same periods last year.

      General and administrative. General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense for the second quarter of fiscal 2002 decreased 6% to $22.4 million from $23.8 million for the second quarter of fiscal 2001 and decreased 6% to $44.8 million for the first six months of fiscal 2002 from $47.5 million for the first six months of fiscal 2001. The total dollar amount of general and administrative expense for the second quarter and first six months of fiscal 2002 compared to the same periods last year decreased due to a 5% decline in headcount since April 30, 2001 resulting from the fiscal 2001 restructuring that decreased salary expense and cost savings efforts that decreased outside contract professional services, travel and entertainment expenses, and office occupancy costs.

      Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, minor enhancements, upgrades, testing, quality assurance, and documentation, net of any capitalized internal development costs. R&D expense for the second quarter of fiscal 2002 increased 25% to $30.4 million compared to $24.4 million for the second quarter of fiscal 2001, representing 14% of total revenue, and for the first six months of fiscal 2002 R&D expense increased 18% to $59.6 million from $50.3 million for the first six months of fiscal 2001, representing 14% of total revenue. The increase was primarily due to the addition of approximately 60 employees resulting from the YOUcentric acquisition in the first quarter of fiscal 2002. Additionally, the capitalization of internally developed software decreased in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 as certain development projects have reached general availability. The overall increase was offset, in part, by our cost savings efforts that resulted in decreased travel related expenses and office occupancy expenses. Including capitalized internal development cost, R&D expenditures were $35.2 million and $70.1 million, representing 16% of total revenue, for the second quarter and first six months of fiscal 2002, respectively. Including capitalized internal development cost, R&D expenditures were $31.6 million and $65.4 million, representing 14% and 15% of total revenue for the second quarter and first six months of fiscal 2001, respectively.

      During the second quarter and first six months of fiscal 2002, we devoted development resources to major enhancements and new products associated with our J.D. Edwards 5 product offerings. In addition to our internal R&D activities, we are outsourcing the development of software for some specialized industries, and we recently acquired source code rights for certain applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” During the second quarter of fiscal 2002, we capitalized $4.8 million of internal development costs and $1.3 million of third-party product rights and outsourced development, and for the first six months of fiscal 2002, we capitalized $10.6 million associated with internal development costs and $2.4 million of third party product rights and outsourced development costs. Comparatively, during the second quarter of fiscal 2001, we capitalized $7.2 million of internal development costs and $1.6 million of third-party product rights and outsourced development costs, and for the first six months of fiscal 2001, we capitalized $15.1 million of internal development costs and $4.2 million of third-party product rights and outsourced development costs.

      We anticipate that the costs of certain of these development projects will continue to be capitalized in the future. In addition, we expect total development expense to increase in subsequent periods due to the planned development of new products and technologies (under the J.D. Edwards 5 product offerings), enhancements to existing products, and the addition of key development personnel. We are continuing our internal product enhancements in e-business and other areas of new technology, as well as integration of modules such as advanced planning and scheduling, and e-procurement.

      Amortization of acquired software and other acquired intangibles and acquisition related deferred compensation. Total amortization for the second quarter of fiscal 2002 related to the software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $3.2 million, $410,000, $1.4 million, and $1.1 million, respectively, and for the first six months of fiscal 2002 was $6.4 million,

$818,000, $2.8 million, and $2.2 million, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $335,000 and $614,000 for the second quarter and first six months of fiscal 2002, respectively. Total amortization for the second quarter of fiscal 2001 related to the software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $2.8 million, $832,000, $1.4 million, and $1.1 million, respectively, and for the first six months of fiscal 2001 was $5.7 million, $1.7 million, $2.8 million, and $2.2 million, respectively.

      Acquired IPR&D. The estimated value of $4.6 million assigned to acquired IPR&D from YOUcentric was determined by identifying research projects in areas for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D include revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net cash flows generated by the products over a 3-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on our estimates of revenue, expenses, asset requirements, and the core technology royalty rate.

      Fiscal 2001 restructuring and related charges and exit from certain third-party product arrangements. During the second and third quarter of fiscal 2001, our Board of Directors approved a two-phased strategic global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by our operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of certain employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and to condense or close some operating facilities. The fiscal 2001 restructuring plan consisted of two phases (Phase I and Phase II), initiated during the second and third quarter of fiscal 2001, respectively. All actions related to Phase I were completed by the fourth quarter of fiscal 2001 with no remaining accrual. We completed all actions related to Phase II by April 30, 2002. An outstanding accrual of $8.5 million remains at April 30, 2002, primarily consisting of lease obligations for office and training facilities closed or consolidated, which will be paid over the remaining lease terms, and unsettled employee termination costs.

      We incurred charges during fiscal 2001 for severance pay, benefits, outplacement, and other related costs in the amount of $1.8 million for the employees terminated in the second quarter of fiscal 2001 as part of Phase I, and $7.1 million for the employees terminated in the third quarter of fiscal 2001 as part of Phase II. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. We decreased our workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II. Administrative, professional, and management positions in various functions of our business were impacted. All employee terminations as part of Phase I occurred during the second quarter of fiscal 2001, and all employee terminations as part of Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide transitional services to us (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

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

      Phase II of the fiscal 2001 restructuring plan also provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs in the amount of $10.9 million are the estimated net costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, offset by estimated sublease income in accordance with the fiscal 2001 restructuring plan. We closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the U.S., Europe, and the Asia Pacific region.

      During the third and fourth quarters of fiscal 2001, we wrote off $3.5 million of assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the third and fourth quarter of fiscal 2001.

      During the second quarter of fiscal 2001, we reviewed our business alliances and decided to exit certain third party product arrangements for which prepaid royalty assets existed. We wrote-off $7.8 million in prepaid royalties associated with these third party product arrangements during the second quarter of fiscal 2001 and the charge was included in cost of license fees.

      The accrual will continue to be reduced until all remaining obligations have been settled in 2007. We recorded adjustments to increase the restructuring accrual by $1.5 during the second quarter of fiscal 2002. The adjustments reflect an increase in the office closure costs, which are expected to be higher than originally estimated due to higher vacancy rates, and lower sublease rates, which serve to decrease the period of time over which we will receive sublease income. In addition, the adjustments reflect an increase in the employee termination and severance accrual due to unsettled employee termination costs, and a decrease from the original estimate in the final amount of operating lease buyouts. Any cost true-ups subsequent to April 30, 2002 related to Phase II of the fiscal 2001 restructuring will be recorded through normal operations with no impact to the restructuring charge. For a detailed reconciliation refer to Note 8 in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

      Based on recent calculations, the organizational changes effected during fiscal 2001 are expected to result in ongoing annual savings across all functional areas of approximately $60.0 million, and we believe that these actions will position us for more profitable and sustainable growth. However, expected savings are based on our current expectations and actual savings may differ because of a number of uncertainties, including the risk of failure to attract, train, retain, and effectively manage employees which could increase our costs, negatively impact our development and sales efforts, or cause a degradation in the quality of our customer service. Therefore, there can be no assurance of our future level of operating expenses or other factors that may affect future operating results.

      Fiscal 2000 restructuring and related charges. We completed all actions related to the fiscal 2000 restructuring as of April 30, 2001. The outstanding accrual of $1.8 million remaining at April 30, 2002, consists mainly of lease obligations for office and training facilities closed or consolidated and will be paid over the remaining lease terms. The accrual will continue to be reduced until all remaining obligations have been settled in 2007. We recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments are primarily a result of operating lease buyouts being reduced from the original estimate and successful elimination of rental obligations on office closures earlier in the fiscal year. Additionally, the charge was reduced as a result of favorable negotiations and reduced obligations surrounding employee termination costs. Cost true-ups subsequent to April 30, 2001, related to the fiscal 2000 restructuring were, and will continue to be, recorded through normal operations with no impact to the restructuring charge. For further details on the fiscal 2000 restructuring see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Fiscal Years Ended October 31, 1999 and 2000,” in our Annual Report on Form 10-K for October 31, 2001.

      Other income (expense). Other income and expense includes interest and dividend income, losses on equity investments and the sale of a product line, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest and dividend income decreased during the second quarter and first six months of fiscal 2002 due to lower investment balances as compared to the second quarter and first six months of fiscal 2001. During the second quarter of fiscal 2001 and 2002, we recorded losses of $576,000 and $586,000, respectively, on certain equity investments for the portion of the declines in market value that were determined to be other than temporary. During the second quarter of fiscal 2001, our $5.9 million secured promissory note obligation from a privately held company related to the sale of a product line was not collected when due; therefore, during the second quarter of fiscal 2001 we recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the software code collateral. At April 30, 2002, the remaining fair value of the collateral was included in capitalized software costs, in the accompanying consolidated balance sheets, and is being amortized over a three-year period. Also included in other income and expense were net foreign exchange gains of $788,000 for the second quarter of fiscal 2001, losses of $350,600 for the first six months of fiscal 2001, and gains of $159,400 for the second quarter of fiscal 2002 and losses of $1.2 million for the first six months of fiscal 2002.The losses related primarily to the overall strengthening of the U.S. dollar against European currencies.

      Provision for (benefit from) income taxes. Our effective income tax rate was 14% for the first six months of fiscal 2002 due to international, state, and local taxes and 39% for the first six months of fiscal 2001. This decrease was due primarily to providing a valuation allowance against the net deferred tax asset in the third quarter of fiscal 2001. During the third quarter of fiscal 2001, we provided a non-cash valuation allowance to fully offset the net deferred tax asset at July 31, 2001. We considered a number of factors, including our cumulative operating losses in fiscal 1999, 2000, and the first three quarters of fiscal 2001. Based upon the weight of positive and negative evidence regarding the recoverability of the net deferred tax asset, we concluded that a valuation allowance was required to fully offset the net deferred tax asset, as it is more likely than not that the net deferred tax asset will not be realized.

Liquidity and Capital Resources

      As of April 30, 2002, our principal sources of liquidity consisted of $286.7 million of unrestricted cash and cash equivalents, $1.8 million of unrestricted short- and long-term investments, and a $100.0 million secured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of April 30, 2002, we had working capital of $132.3 million, and no amounts were outstanding under our bank line of credit. Short-term deferred revenue and customer deposits totaling $192.9 million are included in determining working capital. The short-term deferred revenue primarily represents annual maintenance billings to customers that are recognized as revenue ratably over the support service period. Excluding the short-term deferred revenue and customer deposits, working capital would have been $325.2 million. Comparatively, as of October 31, 2001, we had working capital of $125.2 million, and no amounts were outstanding under our bank line of credit. Excluding the short-term deferred revenue and customer deposits totaling $167.5 million, working capital would have been $292.7 million at October 31, 2001. The fiscal 2002 improvement in liquidity was primarily due to improved financial results and cash collections.

      We calculate accounts receivable DSO on a “gross” basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. Accordingly, the accounts receivable balances related to the deferred revenue are generally included in the computation prior to the recognition of the related revenue. Calculated as such, DSO decreased to 72 days as of April 30, 2002 compared to 80 days as of October 31, 2001, and 103 days at April 30, 2001. The decrease was primarily due to strong collection efforts during the second quarter of fiscal 2002, which was offset, in part, by lower revenue volume compared to the fourth quarter of fiscal 2001. Our DSO can fluctuate depending on a number of factors, including the volume of revenue that is recognized toward the end of each period, the timing of annual maintenance billings during the first quarter of any fiscal year, and the variability of quarterly revenue.

      Intangibles and other assets, net increased to $80.2 million at April 30, 2002 compared to $22.2 million at October 31, 2001 resulting from the first quarter of fiscal 2002 acquisition of YOUcentric. Accrued liabilities of $140.0 million at April 30, 2002 decreased slightly from $144.2 million at October 31, 2001. The small decrease from October 31, 2001 was the result of the payment of accrued commissions and related benefits, restructuring accruals, and amounts payable for purchased software, offset, in part, by acquired YOUcentric accruals. The $25.4 million increase in unearned revenue and customer deposits from October 31, 2001, was primarily due to calendar year maintenance billings offset, in part, by the proportion of the billings that were recognized as revenue during the first six months of fiscal 2002.

      We generated $84.5 million in cash from operating activities during the first six months of fiscal 2002 compared to $16.3 million in the first six months of fiscal 2001. The increase in cash generated in fiscal 2002 from operations was primarily due to increased collections of accounts receivable, fewer payments for reseller arrangements, and reduced operating expenses in the first six months of fiscal 2002 compared to the first six months of fiscal 2001.

      We used $29.3 million in cash from non-operating activities during the first six months of fiscal 2002 compared to using $32.5 million in cash in the first six months of fiscal 2001. The improvement in the first six months of fiscal 2002 from the same period last year was attributable to a decrease in capitalized software development costs, reduced purchases of marketable securities and other investments, and reduced restricted cash, cash equivalents, and investments, offset in part by reduced proceeds from the sales or maturities of investments in marketable securities due to lower investment balances during the current period. Additionally, during the first six months of fiscal 2001, we repurchased common stock in the amount of $30.1 million under our forward equity security contracts.

      Our corporate headquarters facilities were constructed on land owned by us and are leased under operating leases. The lessor, a wholly owned subsidiary of a syndication of banks, collectively financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that the residual guarantee will be exercised for the purpose of satisfying any of our financial obligations under the lease. Our lease obligations are based on a return on the lessor’s costs. We can elect to reduce the interest rate used to calculate lease expense by collateralizing up to a certain percentage of the financing arrangements with investments consistent with our investment policy. At April 30, 2001 and 2002, investments totaling $67.2 million were designated as collateral for these leases. As a result of this collateral and reduced interest rates, we expect to pay approximately $1.9 million in rent expense for our headquarters during the remainder of fiscal 2002 based on current and expected interest rates. During the fourth quarter of fiscal 2001, we obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks. In connection with the waiver, we designated $16.0 million of existing collateral as restricted cash and cash equivalents, which was included in the accompanying consolidated balance sheets. During the first quarter of fiscal 2002, we executed subsequent amendments to the security agreements on the remaining leased buildings and designated an additional $19.4 million of the collateral as restricted cash and cash equivalents which was included in the accompanying consolidated balance sheets. The lease collateral represents substantially all of the $36.0 million restricted cash, cash equivalents, and investments on the accompanying consolidated balance sheets. We may withdraw the funds used as collateral, excluding the amounts classified as restricted at our sole discretion provided that we are not in default under the lease agreements. At April 30, 2002, we were in compliance with the covenants and representations and warranties required under the lease agreement.

      On June 10, 2002, we elected to permanently reduce the commitment amount under our current bank line of credit to $50 million from $100 million as a result of our improved financial position, results of operations, and cash flows. We believe that our cash and cash equivalents balance, our short- and long-term investments, our $50 million bank line of credit, and our funds generated from operations will be sufficient to meet cash needs for the short-and long term. During the second quarter and first six months of fiscal 2001 and 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized. We may acquire additional short- and long-term investments in the future and may use a portion of those investments to make strategic investments in other companies, acquire businesses, products, or technologies that are complementary to our business. There can be no assurance, however, that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

Critical Accounting Policies

      Management’s Discussion and Analysis of our financial condition and financial results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, capitalized software costs, intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These estimates and judgments are reviewed by senior management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We have identified the policies below as critical to our business operations and the understanding of our financial results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of our Annual Report on Form 10-K for October 31, 2001, beginning on page F-6.

•	Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations and determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy, such as our allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and decrease our revenue for the related amount. If the financial condition of our customers or business partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

•	Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

•	Intangible assets. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. When we adopt SFAS 142, no later than November 1, 2002, we will cease to amortize goodwill. In lieu of amortization we will be required to perform an initial impairment review of our goodwill beginning in fiscal 2003 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of fiscal 2003. We cannot determine the future extent of impairment, if any, until such impairment review is completed and there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. In addition to the annual impairment reviews, we will continue to assess the impairment of goodwill and other identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review outside of the annual impairment reviews include the following:

•	Significant underperformance relative to historical or expected future operating results;

•	Significant decline in our stock price for a sustained period;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and,

•	Significant negative industry or economic trends.

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

•	Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Recent Accounting Pronouncements

      The FASB has recently issued certain accounting pronouncements that may impact our business. For a complete discussion on these accounting pronouncements, see Note 13 of Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Risk Factors

      In addition to other information contained in this Quarterly Report on Form 10-Q, there are numerous factors that should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact in the future on the Company’s business, operating results, or financial conditions.

      We operate in a rapidly changing industry that involves numerous risks, some of which are beyond our control. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business. You should carefully consider the risk factors listed below before making an investment decision. For a more complete discussion of risk factors that affect our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. These risk factors include the following:

•	Downturns in general economic and market conditions could materially affect our business;

•	Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could adversely affect the price of our stock;

•	The enterprise software industry is highly competitive, and we may be unable to successfully compete;

•	The markets in which we compete experience rapid technological change, and we face risks associated with new versions and products and defects that could materially affect our business and revenue;

•	We may not successfully integrate or realize the intended benefits of our acquisitions;

•	Our recent expansion into new business areas and partnerships is uncertain and may not be successful;

•	Our continued growth depends on our ability to develop and maintain our third-party relationships;

•	We depend on third-party technology that could result in increased costs or delays in the production and improvement of our software offerings;

•	We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel;

•	Our sales cycle is often lengthy and unpredictable, which could affect our sales;

•	If use of the Internet for commerce and communication does not increase as we anticipate, our business will suffer;

•	Our continued success depends on our ability to achieve growth;

•	We continue to depend on revenue from customers who use the IBM iSeries platform for a large portion of our total revenue;

•	Our implementation process may be lengthy, which could result in customer dissatisfaction or damage to our reputation;

•	We depend to a significant extent on our services revenue, which could be adversely effected in the future by fluctuations in our license revenue;

•	Our restructuring could result in business distractions;

•	Recent terrorist activities and resulting military and other actions could adversely affect our business;

•	Our international operations and sales subject us to various risks associated with growth outside the U.S;

•	We may be unable to compete effectively if we are forced to offer a significant number of fixed-price service contracts;

•	We have limited protection of our proprietary technology and intellectual property and face potential infringement claims;

•	We face risks associated with the security of our products;

•	Our stock price is volatile, and there is a risk of litigation;

•	Control by existing shareholders could significantly influence matters requiring stockholder approval;

•	Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased cost of doing business;

•	Our stockholder rights plan or anti-takeover provisions and Delaware law could materially affect our stockholders.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

      In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory, or credit risks, are not included in the following assessment of our market risks.

      Foreign Currency Exchange Rates. Operations outside the U.S. expose us to foreign currency exchange rate changes and could affect translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in Europe, Africa, Asia-Pacific, Canada, and Latin America. These foreign subsidiaries use either the local currency or the euro as their functional currency because revenue is generated and expenses are incurred in such currencies.

      A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During the second quarter and first six months of fiscal 2002, 38% of our total revenue was generated from international operations, and the net liabilities of our foreign operations at April 30, 2002 totaled 5% of consolidated net assets. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2002 if the U.S. dollar strengthens relative to certain foreign currencies.

      In addition to the above, we have balance sheet exposure related to foreign net asset and forward foreign exchange contracts. We enter into forward foreign exchange contracts to mitigate the exposure effects of exchange rate changes on cash from receivables and payables denominated in certain foreign currencies. Such forward foreign exchange contracts cannot completely protect us from the risk of foreign currency losses due to the number of currencies in which we conduct business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. dollar, and future operating results will continue to be affected by gains and losses from foreign currency exposure.

      We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of April 30, 2002, and our exposure from anticipated foreign revenue during the remainder of fiscal 2002 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At April 30, 2002, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from our quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2001. However, there can be no assurance that a 10% adverse change in foreign exchange rates from the April 30, 2002 rates would not result in a material impact to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2002.

      Interest Rates. Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. We classify all investments in marketable securities as available for sale and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses were included, net of tax (prior to our valuation allowance), as a component of accumulated other comprehensive income. Additionally, we have lease obligations calculated as a return on the lessor’s costs of funding based on the London Interbank Offered Rate, or LIBOR, and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could impact our anticipated interest income and lease obligations or could impact the fair market value of our investments.

      We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated levels of investments and financing for fiscal 2002 to assess the impact of hypothetical changes in interest rates. At April 30, 2002, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended October 31, 2001. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the April 30, 2002 rates would not have a material adverse effect on the fair value of investments or financings and would not materially impact our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2002.

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

      During the second quarter of fiscal 2002, we reached a settlement related to these shareholder class action lawsuits. The court approved the settlement on March 21, 2002. In settling these shareholder class action lawsuits, neither we nor any of the named officers or directors admitted any liability or wrongdoing. The terms of the settlement did not have a material adverse effect on our financial position, results of operations, or cash flows. The negotiated settlement is to be funded entirely with insurance proceeds and is recorded net of such insurance proceeds. Therefore, no accrued settlement costs are reflected on the accompanying consolidated statement of operations or the consolidated balance sheet.

      We are involved in certain other disputes and legal actions arising in the ordinary course of our business. In our opinion, none of such other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 2.	Changes in Securities and Use of Proceeds

      On January 2, 2002 we issued a warrant to purchase up to 160,417 and 16,667 shares of our Common Stock at an exercise price of $15.90 and $0.01 per share, respectively. We issued the warrant to a third party in exchange for professional services rendered. The warrant expires in January 2005. The transaction was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof.

ITEM 3.	Defaults Upon Senior Securities

      Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders (the Annual Meeting) was held on March 26, 2002. At the Annual Meeting, stockholders voted on the following two matters: (1) the election of Class II directors for a term of three years, expiring in 2005; and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants. The stockholders elected management’s nominees as Class II directors in an uncontested election and ratified the appointment of the independent accountants by the following votes:

      (1) Election of Class II directors for a term expiring in 2005:

		Votes
	Votes For	Withheld

Richard E. Allen	93,323,700	11,198,216
Robert C. Newman	101,834,589	2,687,327

      On March 27, 2002, C. Edward McVaney resigned from our Board of Directors and our Board of Directors appointed two new directors. Robert M. Dutkowsky was appointed Chairman of the Board and will serve as a Class I director whose term will expire in 2004 and Janice K. Zapapas was appointed as a Class II director whose term will expire in 2005.

      Our Board of Directors consists of eight members, divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class III directors whose terms will expire at the annual meeting in 2003 (Michael J. Maples and Trygve E. Myhren) and three Class I directors whose terms expire in 2004 (Gerald Harrison, Delwin D. Hock, and Robert M. Dutkowsky).

      (2) Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants:

Votes For	Votes Against	Abstentions

103,317,095	1,153,838	50,983

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

Executive Vice President, Finance and
Administration and Director
(principal financial officer)

Dated: June 14, 2002

By:	/s/ PAMELA L. SAXTON

Name: Pamela L. Saxton

Title:	Vice President of Finance,

Controller and Chief Accounting Officer
(principal accounting officer)

Dated: June 14, 2002