Form 10-Q
period 2002-07-31
EDWARDS J D & CO
filed 2002-09-12
CIK 798757

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM TO         .
                                               --------- ----------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of September 10, 2002, there were 119,237,845 shares of the Registrant's Common Stock outstanding.

================================================================================

                             J.D. EDWARDS & COMPANY

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                         NO.
                                                                                                        ----
PART I        FINANCIAL INFORMATION

  Item 1.     Consolidated Balance Sheets as of October 31, 2001 and July 31, 2002 (unaudited).......     3
              Consolidated Statements of Operations for the Three and Nine Months Ended
                July 31, 2001 and 2002 (unaudited)...................................................     4
              Consolidated Statements of Cash Flows for the Nine Months Ended
                July 31, 2001 and 2002 (unaudited)...................................................     5
              Notes to Consolidated Financial Statements (unaudited).................................     6
  Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                of Operations........................................................................    15
  Item 3.     Quantitative and Qualitative Disclosure About Market Risk..............................    25

PART II       OTHER INFORMATION

  Item 1.     Legal Proceedings......................................................................    26
  Item 2.     Changes in Securities and Use of Proceeds..............................................    26
  Item 3.     Defaults upon Senior Securities........................................................    26
  Item 4.     Submission of Matters to a Vote of Security Holders....................................    26
  Item 5.     Other Information......................................................................    26
  Item 6.     Exhibits and Reports on Form 8-K.......................................................    26

SIGNATURES...........................................................................................    28

CERTIFICATIONS.......................................................................................    29

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             J.D. EDWARDS & COMPANY

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               OCTOBER 31,     JULY 31,
                                                                                                   2001          2002
                                                                                               -----------    -----------
                                                                                                              (UNAUDITED)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $   231,952    $   298,373
  Short-term investments....................................................................         1,515            742
  Accounts receivable, net of allowance for doubtful accounts of $17,000 and $12,000 at
     October 31, 2001 and July 31, 2002, respectively.......................................       214,621        179,102
  Other current assets......................................................................        31,370         30,499
                                                                                               -----------    -----------
       Total current assets.................................................................       479,458        508,716
Long-term marketable securities and other investments.......................................           702          5,478
Restricted cash, cash equivalents, and investments..........................................        15,960         35,995
Property and equipment, net.................................................................        70,021         71,181
Software costs, net.........................................................................        72,821         79,128
Intangible and other assets, net............................................................        22,170         77,286
                                                                                               -----------    -----------
                                                                                               $   661,132    $   777,784
                                                                                               ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................................   $    42,616    $    31,238
  Unearned revenue and customer deposits....................................................       167,487        194,635
  Accrued liabilities.......................................................................       144,163        139,989
                                                                                               -----------    -----------
       Total current liabilities............................................................       354,266        365,862
Unearned revenue, net of current portion, and other.........................................         7,807          8,555
                                                                                               -----------    -----------
       Total liabilities....................................................................       362,073        374,417

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $.001 par value; 4,700,000 shares authorized; none outstanding...........            --             --
  Preferred stock, series A participating, $.001 par value; 300,000 shares authorized; none
   outstanding                                                                                          --             --
  Common stock, $.001 par value; 300,000,000 shares authorized; 114,193,712 issued and
    110,620,096 outstanding as of October 31, 2001; 121,294,328 issued and 119,208,284
    outstanding as of July 31, 2002.........................................................           114            121
  Additional paid-in capital................................................................       442,511        493,388
  Treasury stock, at cost; 3,573,616 shares and 2,086,044 shares as of October 31, 2001 and
    July 31, 2002, respectively.............................................................       (72,323)       (25,146)
  Deferred compensation.....................................................................           (32)        (2,059)
  Accumulated deficit.......................................................................       (57,075)       (48,208)
  Accumulated other comprehensive income (loss):  unrealized gains (losses) on
    equity securities and foreign currency translation adjustments, net.....................       (14,136)       (14,729)
                                                                                               -----------    -----------
       Total stockholders' equity...........................................................       299,059        403,367
                                                                                               -----------    -----------
                                                                                               $   661,132    $   777,784
                                                                                               ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          JULY 31,                      JULY 31,
                                                                  ------------------------      ------------------------
                                                                    2001           2002           2001            2002
                                                                  ---------      ---------      ---------      ---------
Revenue:
  License fees ..............................................     $  50,005      $  54,918      $ 194,996      $ 152,928
  Services ..................................................       159,359        174,038        458,339        504,296
                                                                  ---------      ---------      ---------      ---------
          Total revenue .....................................       209,364        228,956        653,335        657,224
Costs and expenses:
  Cost of license fees (including write-offs of certain third party product arrangements of $12,762 and $20,566 in the
    third quarter and first nine months of fiscal 2001, .....        21,491          9,297         54,284         23,789
    respectively)
  Cost of services ..........................................        84,571         79,992        261,001        239,675
  Sales and marketing .......................................        78,437         73,288        224,664        205,923
  General and administrative ................................        21,229         21,840         68,702         66,647
  Research and development ..................................        23,916         30,642         74,243         90,205
  Amortization of acquired software and other acquired
    intangibles and acquisition related deferred compensation         6,614          5,276         18,969         17,983
  Acquired in-process research and development ..............            --             --             --          4,600
  Restructuring and other related charges ...................        21,737             --         24,226          1,546
                                                                  ---------      ---------      ---------      ---------
      Total costs and expenses ..............................       257,995        220,335        726,089        650,368
Operating income (loss) .....................................       (48,631)         8,621        (72,754)         6,856

Other income (expense):
  Interest and dividend income ..............................         2,996          1,819         11,147          4,722
  Losses on equity investments and product line sale ........        (4,112)          (459)        (6,563)        (1,045)
  Interest expense, foreign currency gains (losses) and
    other, net ..............................................          (754)         1,041         (1,783)          (217)
                                                                  ---------      ---------      ---------      ---------
Income (loss) before income taxes ...........................       (50,501)        11,022        (69,953)        10,316
  Provision for income taxes ................................       135,400          1,548        127,794          1,449
                                                                  ---------      ---------      ---------      ---------
Net income (loss) ...........................................     $(185,901)     $   9,474      $(197,747)     $   8,867
                                                                  =========      =========      =========      =========

Net income (loss) per common share:
  Basic .....................................................     $   (1.65)     $    0.08      $   (1.77)     $    0.08
                                                                  =========      =========      =========      =========
  Diluted ...................................................     $   (1.65)     $    0.08      $   (1.77)     $    0.07
                                                                  =========      =========      =========      =========
Shares used in computing per share amounts:
  Basic .....................................................       112,353        118,934        111,712        117,999
  Diluted ...................................................       112,353        120,061        111,712        120,344

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                           JULY 31,
                                                                                  ------------------------
                                                                                    2001           2002
                                                                                  ---------      ---------
Operating activities:
Net income (loss) ...........................................................     $(197,747)     $   8,867
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation ..............................................................        23,945         23,189
  Amortization and write-offs of capitalized software costs, intangible
    assets, and securities premiums or discounts ............................        26,769         29,045
  Provisions for losses and reserves on accounts receivable .................         3,000         (5,000)
  Write-off of acquired in-process research and development .................            --          4,600
  Stock compensation ........................................................            --          3,339
  Loss on sale of a product line ............................................         1,299             --
  Loss on investments in marketable securities ..............................         4,688          1,045
  Write-off of software development costs and prepaid reseller royalties ....        20,566             --
  Provision for deferred income taxes .......................................       122,547             --
  Other .....................................................................         2,306         (1,395)
Changes in operating assets and liabilities, net of acquisition:
  Accounts receivable .......................................................        13,675         46,295
  Other assets ..............................................................         3,116          1,305
  Accounts payable ..........................................................       (16,480)       (12,469)
  Unearned revenue and customer deposits ....................................        37,279         23,010
  Accrued liabilities .......................................................       (38,466)        (9,467)
                                                                                  ---------      ---------
     Net cash provided by operating activities ..............................         6,497        112,364
Investing activities:
  Purchase of marketable securities and other investments ...................       (17,361)        (4,850)
  Proceeds from sales or maturities of investments in marketable securities .        78,749             --
  Purchase of property and equipment, net ...................................       (18,237)       (20,610)
  Cash paid for acquisition of business, net of cash acquired ...............            --           (751)
  Capitalized software costs ................................................       (31,472)       (17,834)
                                                                                  ---------      ---------
     Net cash provided by (used in) investing activities ....................        11,679        (44,045)
Financing activities:
  Proceeds from issuance of common stock ....................................        25,882         16,062
  Settlement of common stock repurchase contracts ...........................       (67,296)            --
  Restricted cash, cash equivalents, and investments ........................       (27,649)       (19,423)
  Release of restricted cash and cash equivalents ...........................        27,649            729
                                                                                  ---------      ---------
     Net cash used in financing activities ..................................       (41,414)        (2,632)

Effect of exchange rate changes on cash .....................................          (622)           734
                                                                                  ---------      ---------

Net (decrease) increase in cash and cash equivalents ........................       (23,860)        66,421
Cash and cash equivalents at beginning of period ............................       180,674        231,952
                                                                                  ---------      ---------
Cash and cash equivalents at end of period ..................................     $ 156,814      $ 298,373
                                                                                  =========      =========

Supplemental disclosure of other cash and non-cash investing and financing transactions:
  Retirement savings plan contribution funded with common stock .............     $   3,697      $   3,748
  Deferred stock compensation for assumed options related to acquisition of
    business ................................................................            --          2,099
  Transfer of unrestricted long-term investments in marketable securities to
    restricted long-term investments in marketable securities ...............        20,304             --

Reconciliation for acquisition of business:
  On November 16, 2001 the company acquired all of the issued and outstanding stock of YOUcentric, Inc., in exchange for $81.7 million of consideration. In conjunction with the acquisition, the fair value of assets and liabilities received were as follows:

Fair value of assets acquired ......................................................   $ 78,684
 Common stock issued for acquired company and fair value of options assumed ........    (72,885)
 Write-off of acquired in-process research and development .........................      4,600
 Cash paid for acquisition of business, net of cash acquired .......................       (751)
                                                                                       --------
Fair value of liabilities assumed ..................................................   $  9,648
                                                                                       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             J.D. EDWARDS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    Interim Financial Statements. The accompanying consolidated financial statements of J.D. Edwards & Company (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current period presentation. The results for the three and nine-month periods ended July 31, 2002 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

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

(2) REVENUE RECOGNITION

    The Company licenses software under non-cancelable license agreements and provides related services, including consulting, support, and education. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions," and follows Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

    The Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. For license transactions with undelivered elements, the fair value of the fees associated with those undelivered elements is recorded as deferred revenue and recognized once such elements are delivered. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due assuming all other conditions for revenue recognition have been satisfied. Consulting and education services are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of the Company's software products. Revenue from these services is recognized separately from the license fees as the services are performed. Revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades. Management anticipates that the majority of our arrangement fees will continue to be recognized as described above. The Company does not require collateral for receivables; however, an allowance is maintained for potential losses. In certain instances where the Company's services are deemed essential to the customer's use of the software, the entire arrangement is accounted for in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts."

(3) EARNINGS PER COMMON SHARE AND STOCK BASED COMPENSATION

Earnings Per Common Share

    Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Diluted loss per share for the three and nine-month periods ended July 31, 2001 exclude common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded were 1.5 million shares and 2.2 million shares for the three and nine-month periods ended July 31, 2001, respectively. The weighted-average outstanding shares for the three and nine-month periods ended July 31, 2001 and 2002 are reflected net of treasury shares. All shares owned by the Employee Retirement Savings Plans were included in the weighted-average common shares outstanding for all periods. Options to purchase stock at exercise prices greater than the average fair market value of the Company's stock for the periods presented are excluded from the calculation of diluted income or loss because their inclusion would be anti-dilutive. For the three and nine months ended July 31, 2001, options to purchase 13.1 million and 10.5 million shares of common stock, respectively, were excluded from the diluted income or loss per share calculations. For the three and nine months ended July 31, 2002, options to purchase 14.5 million and 9.7 million shares of common stock, respectively, were excluded from the diluted income or loss per share calculations.

    The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       JULY 31,                     JULY 31,
                                                               ------------------------     ------------------------
                                                                  2001           2002          2001           2002
                                                               ----------      --------     ----------      --------
        NUMERATOR:
          Net income (loss) ..............................     $ (185,901)     $  9,474     $ (197,747)     $  8,867
                                                               ==========      ========     ==========      ========
        DENOMINATOR:
          Basic income (loss) per share - weighted-average
            shares outstanding ...........................        112,353       118,934        111,712       117,999
          Dilutive effect of common stock equivalents ....             --         1,127             --         2,345
                                                               ----------      --------     ----------      --------
          Diluted income (loss) per share - adjusted
            weighted-average shares outstanding, assuming
            conversion of common stock equivalents .......        112,353       120,061        111,712       120,344
                                                               ==========      ========     ==========      ========
        Basic net income (loss) per share ................     $    (1.65)     $   0.08     $    (1.77)     $   0.08
                                                               ==========      ========     ==========      ========
        Diluted net income (loss) per share ..............     $    (1.65)     $   0.08     $    (1.77)     $   0.07
                                                               ==========      ========     ==========      ========

Stock-Based Compensation

    The Company has elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees;" and the pro forma disclosures under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" are included below. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the value and expense associated with stock-based compensation arrangements. Companies that elect to use the method provided in APB No. 25 are required to disclose, at the end of their fiscal year, the pro forma net income or loss and earnings per share that would have resulted from the use of the fair value based method.

    The following weighted-average assumptions were used for grants in the third quarter and first nine months of fiscal 2001 and 2002:

    STOCK-BASED   EXPECTED LIFE       EXPECTED       RISK-FREE
   COMPENSATION     (IN YEARS)       VOLATILITY    INTEREST RATE
   ------------   -------------      ----------    -------------
      Options:
        2001           3.38              75%           4.49%
        2002           4.59              84%           3.96%
      ESPP:
        2001           0.50              75%           5.99%
        2002           0.50              84%           1.80%

    The pro forma impact on the Company's net income or loss and net income or loss per share had compensation expense been recorded as determined under the fair value method is shown below (in thousands, except per share data):

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    JULY 31,                        JULY 31,
                                                           --------------------------     ---------------------------
                                                              2001            2002           2001             2002
                                                           -----------      ---------     -----------      ----------
        Net income (loss):
             As reported .............................     $  (185,901)     $   9,474     $  (197,747)     $    8,867
             Pro forma ...............................     $  (197,077)     $      12     $  (223,497)     $  (26,833)
        Basic and diluted net income (loss) per share:
             As reported .............................     $     (1.65)     $    0.08     $     (1.77)     $     0.07
                                                           ===========      =========     ===========      ==========
             Pro forma ...............................     $     (1.75)     $    0.00     $     (2.00)     $    (0.23)
                                                           ===========      =========     ===========      ==========

(4) OTHER BALANCE SHEET COMPONENTS

    Significant components of certain balance sheet line items were as follows (in thousands):

                                                         OCTOBER 31,     JULY 31,
                                                             2001          2002
                                                         -----------     ---------
              ACCOUNTS RECEIVABLE, NET:
                Accounts receivable .................     $ 231,621      $ 191,102
                                                          ---------      ---------
                Allowance for doubtful accounts .....       (17,000)       (12,000)
                                                          ---------      ---------
                                                          $ 214,621      $ 179,102
                                                          =========      =========
              INTANGIBLES AND OTHER ASSETS, NET:
                Deposits ............................     $   1,464      $   1,646
                Acquired intangible assets ..........        19,972         73,587
                Other long-term assets ..............           734          2,053
                                                          ---------      ---------
                                                          $  22,170      $  77,286
                                                          =========      =========
              UNEARNED REVENUE AND CUSTOMER DEPOSITS:
                Unearned revenue ....................     $ 165,933      $ 192,235
                Customer deposits ...................         1,554          2,400
                                                          ---------      ---------
                                                          $ 167,487      $ 194,635
                                                          =========      =========

    Net accounts receivable decreased $35.5 million from October 31, 2001 primarily due to collection of cash from customers during the second and third quarter of fiscal 2002. Net intangibles and other assets consist primarily of intangible assets related to the in-place workforce, customer base, and goodwill resulting from the Company's business acquisitions. The total $55.1 million increase in net intangibles and other assets from October 31, 2001 was primarily related to the Company's first quarter of fiscal 2002 acquisition of YOUcentric, Inc. (see Note 7). Unearned revenue and customer deposits consist primarily of annual maintenance contract billings that are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $27.1 million increase in unearned revenue and customer deposits from October 31, 2001 was primarily due to annual maintenance contract and renewal billings offset, in part, by the maintenance revenue recognized during the first nine months of fiscal 2002.

(5) INVESTMENTS IN MARKETABLE SECURITIES

    As of July 31, 2002, the Company's short- and long-term investments totaled $15.5 million, of which $14.3 million was related to long-term investments resulting in a gross unrealized gain of $118,000, and $1.2 million was the remaining aggregate fair value of equity securities in certain publicly traded or privately held technology companies. During the three and nine-month periods ended July 31, 2002, the Company recorded losses of $459,000 and $1.0 million, respectively, for other than temporary declines in fair value of certain equity investments. During the three and nine-month periods ended July 31, 2001, the Company recorded losses of $4.1 million and $4.7 million, respectively, for other than temporary declines in fair value of certain equity investments. These losses are presented on the accompanying consolidated statement of operations in other income or expense. As of July 31, 2002, $26.7 million of cash and cash equivalents and $9.3 million of long-term investments in marketable securities were restricted pursuant to executed amendments to the security agreements for the Company's headquarters facilities (see Note 12) and are shown on the accompanying balance sheet as restricted cash, cash equivalents, and investments.

(6) STOCKHOLDERS' EQUITY

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

    In the event that an Acquiring Person acquires 15% or more of the Company's common stock (a Triggering Event), each right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock having a market value equal to two times the exercise price. In addition, if following a Triggering Event, the Company is acquired in a merger or sells 50% or more of its assets, each right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The rights are redeemable, at the Company's option, at a price of $0.001 per right. The Company may also exchange the rights for shares of common stock under certain circumstances.

    Warrant Grant. During the first quarter of fiscal 2002, the Company granted, in exchange for professional services rendered, a warrant to purchase 160,417 and 16,667 shares of the Company's common stock at an exercise price of $15.90 and $.01 per share, respectively. The estimated fair value of the warrant of $1.6 million was recorded in operating expenses and was determined using a Black-Scholes pricing model with the following assumptions: volatility factor of 75%, risk free interest rate of 4.49%, expected life of 3.38 years, and a dividend yield of zero. The warrant expires in January 2005 and, as of July 31, 2002, the warrant was outstanding and fully exercisable.

(7) ACQUISITION

     On November 16, 2001, J.D. Edwards & Company completed its acquisition of YOUcentric, Inc. (YOUcentric), a Charlotte, N.C. provider of Java-based customer relationship management (CRM) software. The completion of the acquisition allowed the Company to position itself in the CRM applications market and integrate the CRM product into its suite of product offerings. J.D. Edwards acquired all of the issued and outstanding capital stock of YOUcentric, for $81.7 million (excluding $11.6 million held in escrow, which is discussed below). The YOUcentric stockholders received $6.0 million in cash, and J.D. Edwards issued approximately 7.7 million shares of its common stock valued at $10.91 per share. The value of stock issued was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, "Accounting for Formula Arrangements under EITF Issue No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination."" In addition, certain vested and unvested options to purchase YOUcentric capital stock under YOUcentric's stock option plans were assumed by J.D. Edwards. The intrinsic value related to the unvested portion of the options that was recorded as deferred compensation was $2.1 million. The fair value of the vested options assumed and the excess of the fair value over intrinsic value of the unvested options assumed, which was included in the purchase price, amounted to $700,000. Option fair values were determined using a Black Scholes option pricing model with an expected life of 2.75 years, expected volatility of 75%, and a risk free interest rate of 2.78%.

     All assumed options, vested and unvested, were converted into options to purchase shares of J.D. Edwards common stock based upon the acquisition share exchange ratio. Additionally, the purchase price recorded by the Company included $2.8 million of direct acquisition costs.

     The Agreement and Plan of Reorganization (Agreement) included an escrow arrangement, under which J.D. Edwards may claim reimbursement of certain losses through an escrow fund that is administered by an independent escrow agent. There are 1.1 million shares, of the total 7.7 million shares issued, that are currently held in escrow that were valued at $11.6 million. The $11.6 million has been excluded from the purchase price in these financial statements as the outcome of any claims against the escrow is currently not determinable. The shares held in escrow will be transferred to the former YOUcentric stockholders in September 2002 to the extent that such shares are not required to be held to satisfy any claims that J.D. Edwards may make against the escrow fund. The Company plans to notify the escrow agent of claims against the escrow fund by September 16, 2002. Management expects that the claims will not have a material impact on the purchase price, the Company's results of operations, financial position, or cash flows. Upon release of shares in the escrow fund to the YOUcentric stockholders, the purchase price and related goodwill will be increased.

     Pursuant to the Agreement, YOUcentric became a wholly owned subsidiary of J.D. Edwards. The acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed at fair value. The excess of purchase price paid (net of in-process research and development (IPR&D)) over the fair value of assets and liabilities acquired was recorded as goodwill during the first quarter of fiscal 2002. The Company paid a premium over the fair market value of the net assets and intangibles identified as part of the purchase in order to invest in the CRM applications market and integrate the CRM product into its suite of product offerings. Additionally, IPR&D in the amount of $4.6 million was written-off during the first quarter of fiscal 2002. YOUcentric results of operations subsequent to the consummation date of the acquisition are included on the accompanying consolidated financial statements for the third quarter and first nine months of fiscal 2002.

     The Company retained an independent appraiser to assist with determining the estimated fair values of the intangible assets acquired in the acquisition. The valuations were based on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing the software costs, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate. The estimated fair value assigned to software costs was $8.0 million and non-compete agreements were $200,000. The software costs and non-compete intangible assets will be amortized over their estimated useful lives of three years. Goodwill of approximately $61.4 million was recorded as a result of the acquisition and pursuant to SFAS No.142, "Goodwill and Other Intangible Assets" (see Note 15) is subject to an annual impairment test and will not be amortized. None of the goodwill is expected to be deductible for tax purposes, as the historical cost will be used as the tax basis.

     The estimated value of $4.6 million assigned to acquired IPR&D was determined by identifying research projects for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D include revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net cash flows generated by the products over a 3-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses, asset requirements, and the core technology royalty rate.

    The allocation of the purchase price to the net assets acquired, excluding the amount in the escrow fund, as of November 16, 2001 is presented below (in millions):

        Net Assets Acquired:
             Assets:
                 Total current assets ......................................     $12.1
                 Certificate of deposit (restricted) .......................       1.3
                 Property and equipment, net ...............................       3.7
                                                                                 -----
                        Total assets acquired ..............................     $17.1
                                                                                 -----

            Liabilities:
                 Total current liabilities .................................     $ 9.4
                 Unearned revenue, net of current portion, and other .......       0.2
                                                                                 -----
                        Total liabilities assumed ..........................     $ 9.6
                                                                                 -----

             Net assets acquired ...........................................     $ 7.5
                                                                                 =====

        Purchase Price Components:
            Net assets acquired ............................................     $ 7.5

             Identified Intangibles:
                 Acquired in-process research and development ..............       4.6
                 Software development costs and other identified intangibles       8.2
                                                                                 -----
                        Total identified intangibles .......................     $12.8

            Goodwill .......................................................      61.4
                                                                                 -----
                        Total purchase price ...............................     $81.7
                                                                                 =====

    The following unaudited pro forma combined financial information is presented as if the Company and YOUcentric had been combined as of the beginning of the periods presented. This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities been a single entity during the periods presented. The pro forma results of operations as though the companies had combined at the beginning of fiscal 2002 would not be materially different from the reported results and therefore have been omitted. Unaudited pro forma results of operations for the third quarter and first nine months of fiscal 2001 are as follows (in thousands, except per share amounts):


                                                 THREE MONTHS    NINE MONTHS
                                                     ENDED          ENDED
                                                 ------------    -----------
                                                         JULY 31, 2001
                                                 ---------------------------
        PRO FORMA RESULTS OF OPERATIONS:
          Revenue ............................     $ 217,125      $ 667,937
          Net loss ...........................     $(200,369)     $(219,108)
          Basic and diluted net loss per share     $   (1.68)     $   (1.85)

(8) RESTRUCTURINGS AND OTHER RELATED CHARGES

Fiscal 2001 Restructuring

     Overview. During fiscal 2001, the Company's Board of Directors approved a two-phased global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by the Company's operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of 398 employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and the closure or consolidation of some operating facilities. The fiscal

2001 restructuring plan consisted of two phases (Phase I and Phase II), initiated during the second and third quarter of fiscal 2001, respectively. Restructuring and related charges primarily consisted of severance related costs for the involuntarily terminated employees, operating lease termination payments, and office closure costs.

    All actions related to Phase I were completed by the fourth quarter of fiscal 2001 and Phase II actions were completed by April 30, 2002. At July 31, 2002, the outstanding accrual was $7.7 million and consisted of remaining lease obligations for office and training facilities closed or consolidated which will be paid over the remaining lease terms through 2007 and unsettled employee termination costs.

     Fiscal 2001 restructuring costs. The following table summarizes the components of the Phase I and Phase II restructuring charge, the payments made during the periods presented, and the remaining accrual as of July 31, 2002:

Summary of fiscal 2001 restructuring       Employee                                                                        Total
charge and payments (in thousands):       Severance &                       Operating   Restructuring   Asset Disposal Restructuring
                                          Termination           Office        Lease         Costs         Losses and    and Related
                                             Costs             Closures      Buyouts       Subtotal      Other Costs      Charges
                                          -----------          --------     ---------   -------------   -------------- -------------
Fiscal 2001 consolidated charge, before
   adjustments.........................     $ 9,401            $ 10,896       $1,537        $ 21,834       $  2,339       $ 24,173
Fiscal 2001 cash payments and other
   reductions..........................      (8,972)             (1,742)      (1,181)        (11,895)        (2,339)       (14,234)
Fiscal 2001 adjustments................        (161)                190          (50)            (21)            --            (21)
                                            -------            --------       ------       ---------       --------       --------
   Accrual balance, October 31, 2001...         268               9,344          306           9,918             --          9,918
Fiscal 2002 cash payments and other
   reductions..........................        (319)             (3,318)         (65)         (3,702)            --         (3,702)
Fiscal 2002 adjustments................         114               1,585         (241)          1,458                         1,458
                                            -------            --------      -------        --------       --------       --------
   Accrual balance, July 31, 2002......     $    63            $  7,611      $    --        $  7,674       $     --       $  7,674
                                            =======            ========      =======        ========       ========       ========

     The accrual will continue to be reduced until all remaining obligations have been settled by 2007. The Company recorded adjustments to increase the restructuring accrual from the original estimate by approximately $1.5 million during fiscal 2002. The adjustments primarily represent an increase in the employee termination and severance accrual due to unsettled employee termination costs, an increase in the office closure costs, which are expected to be higher than originally estimated due to higher vacancy rates and lower sublease rates, which serve to decrease the period of time over which the Company will receive sublease income, and a decrease in the final amount of operating lease buyouts. Any cost true-ups subsequent to April 30, 2002 related to the fiscal 2001 restructuring were recorded through operating expense with no impact to the restructuring charge.

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

The Company has completed all actions related to this restructuring as of April 30, 2001. An outstanding accrual of $1.9 million remained at July 31, 2002 primarily consisting of lease obligations for office and training facilities closed and consolidated which will be paid over the remaining lease terms and unsettled employee termination costs.

Summary of fiscal 2000 restructuring       Employee                                                                        Total
accrual activity (in thousands):          Severance &                       Operating   Restructuring   Asset Disposal Restructuring
                                          Termination           Office        Lease         Costs         Losses and    and Related
                                            Accrual            Closures      Buyouts       Subtotal      Other Costs      Charges
                                          -----------          --------     ---------   -------------   -------------- -------------
  July 31, 2000 consolidated charge,
    before adjustments..................    $16,683            $ 12,667       $   647      $ 29,997        $  116        $ 30,113
  Fiscal 2000 cash payments and other
    reductions..........................    (15,487)             (4,154)         (223)      (19,864)          384         (19,480)
  Fiscal 2000 adjustments...............       (342)             (2,696)           --        (3,038)           --          (3,038)
                                            -------            --------       -------      --------        ------        --------
    Accrual balance, October 31, 2000...        854               5,817           424         7,095           500           7,595
  Fiscal 2001 cash payments and other
    reductions..........................       (617)             (2,693)         (237)       (3,547)         (500)         (4,047)
  Fiscal 2001 adjustments...............       (134)               (306)         (187)         (627)           --            (627)
                                            -------            --------       -------       -------        ------         -------

    Accrual balance, October 31, 2001...        103               2,818            --         2,921            --           2,921
  Fiscal 2002 cash payments and other
    reductions..........................        (91)               (947)           --        (1,038)           --          (1,038)
                                            -------            --------       -------      --------        ------       ---------
    Accrual balance, July 31, 2002......    $    12            $  1,871       $    --      $  1,883        $   --       $   1,883
                                            =======            ========       =======      ========        ======       =========

    The accrual will continue to be reduced until all remaining obligations have been settled in 2007. The Company recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments primarily represent operating lease buyouts being reduced from the original estimate and successful elimination of rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced resulting from favorable negotiations and reduced obligations surrounding employee termination costs. Any cost true-ups subsequent to April 30, 2001 related to the fiscal 2000 restructuring were recorded through operating expense with no impact to the restructuring charge.

(9) OTHER COMPREHENSIVE INCOME OR LOSS

    Other comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders' equity and have not impacted net income or loss. The following table summarizes the components of total other comprehensive income or loss as of the balance sheet dates indicated (in thousands):

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                JULY 31,                      JULY 31,
                                                                        ------------------------      ------------------------
                                                                          2001            2002          2001            2002
                                                                        ---------      ---------      ---------      ---------
           Net income (loss) ......................................     $(185,901)     $   9,474      $(197,747)     $   8,867
           Change in unrealized gains (losses) on equity securities        (5,080)            85        (14,589)           193
           Change in foreign currency translation adjustments .....        (1,111)        (1,382)        (1,072)          (786)
                                                                        ---------      ---------      ---------      ---------
              Total comprehensive income (loss), net ..............     $(192,092)     $   8,177      $(213,408)     $   8,274
                                                                        =========      =========      =========      =========

(10) DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY EXPOSURE

    At July 31, 2002, the Company had approximately $97.4 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding to mitigate the exposure to monetary assets and liabilities denominated in foreign currency. Included in other income and expense were net foreign exchange losses of $429,000 for the third quarter of fiscal 2001 and losses of $780,000 for the first nine months of fiscal 2001, and gains of $654,000 for the third quarter of fiscal 2002 and losses of $522,000 million for the first nine months of fiscal 2002.

(11) SEGMENT INFORMATION

    Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as three key executives - the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. These executives review the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Total revenue from each country outside of the United States was less than 10 percent of the Company's consolidated revenue for all periods presented. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods (in thousands):

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              JULY 31,                     JULY 31,
                                                                      -------------------------    ------------------------
                                                                         2001           2002          2001          2002
                                                                      ----------     ----------    ----------     ---------
        REVENUES:
          United States...........................................    $  128,912     $  139,672    $  418,149     $  405,961
          Europe, Middle East, and Africa.........................        45,209         49,155       129,487        139,693
          Canada, Asia, and Latin America.........................        35,243         40,129       105,699        111,570
                                                                      ----------     ----------    ----------     ----------
          Consolidated............................................    $  209,364     $  228,956    $  653,335     $  657,224
                                                                      ==========     ==========    ==========     ==========



        INCOME (LOSS) FROM OPERATIONS:
          United States...........................................    $  (24,772)    $  (14,362)   $  (50,065)    $  (39,899)
          Europe, Middle East, and Africa.........................         9,200         18,813        26,312         43,309
          Canada, Asia, and Latin America.........................         8,054          9,446        14,760         27,575
          Amortization of acquired software and other acquired
            intangibles and other acquisition related charges.....        (6,614)        (5,276)      (18,969)       (17,983)
          Write-off of certain third party product arrangements...       (12,762)             -       (20,566)             -
          Acquired in-process research and development............             -              -             -         (4,600)
          Restructuring and other related charges.................       (21,737)             -       (24,226)        (1,546)
                                                                      -----------   -----------    ----------     ----------
              Consolidated........................................    $  (48,631)    $    8,621    $  (72,754)    $    6,856
                                                                      ==========     ==========    ==========     ==========

(12) COMMITMENTS AND CONTINGENCIES

    Leases. The Company's corporate headquarters were constructed on land owned by the Company and are leased under operating leases. The lessor (a wholly owned subsidiary of a bank) and a syndication of banks financed $121.2 million in purchase and construction costs through a combination of debt and equity. The Company guarantees the residual value of each building up to approximately 85% of its original cost. Management does not believe that the residual guarantee will be exercised to satisfy any of the Company's financial obligations under the leases. The Company's lease obligations are based on a return on the lessor's costs. Management can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments consistent with the Company's investment policy. At October 31, 2001, investments totaling $67.2 million were designated as collateral for these leases. During the third quarter of fiscal 2002, management elected to increase the total amount of investments designated as financing collateral to $117.6 million in order to reduce the Company's interest rate used to calculate lease expense. The majority of investments designated as collateral are included in cash and cash equivalents on the accompanying consolidated balance sheets.

    During the fourth quarter of fiscal 2001, the Company obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks. In connection with the waiver, the Company designated $16.0 million of existing collateral as restricted cash and cash equivalents. During the first quarter of fiscal 2002, management executed amendments to the security agreements on the remaining leased buildings and designated an additional $19.4 million of the collateral as restricted cash and cash equivalents. The lease collateral represents substantially all of the $36.0 million restricted cash, cash equivalents, and investments on the accompanying consolidated balance sheets. The Company may withdraw the funds used as collateral, excluding the restricted amounts, at Management's sole discretion provided that the Company is not in default under the lease agreements. At July 31, 2002, the Company was in compliance with the covenants, representations, and warranties required under the lease agreements.

    Litigation. The Company is involved in certain disputes and legal actions arising in the ordinary course of its business. In management's opinion, none of such disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

(13) LINE OF CREDIT

    In June 2002, the Company elected to permanently reduce the commitment under the bank line of credit to $50 million from $100 million. In July 2002, the $50 million revolving line of credit was renewed. The line of credit is secured by the Company's accounts receivable and expires in July 2003. The primary purpose of this line of credit is for general corporate use and to increase the Company's financial flexibility. Advances under the line of credit require the Company's compliance with certain affirmative and negative covenants and representations and warranties. At July 31, 2002, the Company was in compliance with these covenants, representations, and warranties.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company's fiscal year 2003. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain intangibles to goodwill, reassessment of the useful lives of intangibles, and reclassification of certain intangibles out of previously reported goodwill.

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

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on May 15, 2002 did not have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit of Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS 146 supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 13, 2002 with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the adoption of SFAS No. 146 will not have a material impact on the Company's financial position, results of operations, or cash flows.

    During the second quarter of fiscal 2002, the Company adopted EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of Pocket' Expenses Incurred." EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company's financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $5.2 million and $14.8 million for the third quarter and first nine months of fiscal 2001, respectively, and $4.7 million and $14.1 million for the third quarter and first nine months of fiscal 2002, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS ABOUT J.D. EDWARDS' INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY J.D. EDWARDS' MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, OUR EXPECTATIONS REGARDING OUR OPERATING MARGINS IN OUR FOURTH FISCAL QUARTER, J.D. EDWARDS 5, MAINTENANCE REVENUE, EDUCATION REVENUE, GROSS MARGINS ON SERVICE REVENUE, CAPITALIZATION OF RESEARCH AND DEVELOPMENT COSTS, RENT EXPENSE FOR OUR HEADQUARTERS IN OUR FOURTH FISCAL QUARTER, AND SHORT- AND LONG-TERM CASH NEEDS. IN SOME CASES, WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001 UNDER "RISK FACTORS" ON PAGES 11 THROUGH 21. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORT ON FORM 8-K.

RESULTS OF OPERATIONS

    J.D. Edwards is a leading provider of agile, collaborative enterprise software solutions. For 25 years, we have developed, marketed, and supported innovative, flexible solutions that help run small- to multinational-sized organizations. Our customer base includes approximately 6,500 companies of various sizes. We deliver integrated, collaborative software for supply chain management, procurement, and customer relationship management (CRM), in addition to Enterprise Resource Planning (ERP), and other functional support. To help customers achieve benefits from our software, we provide implementation and education services through our own direct services organization and business partners. We distribute, implement, and support our software worldwide through 59 offices and approximately 200 third-party business partners. In May 2002, we released J.D. Edwards 5, which consists of our integrated product lines including ERP, CRM, supply chain management, supplier relationship management, business intelligence, collaboration and integration solutions, and tools and technology.

    Our financial results for the third quarter and first nine months of fiscal 2002 reflected net income of $9.5 million, or $0.08 per share, and net income of $8.9 million, or $0.07 per share, respectively, compared to net losses of $185.9 million, or $1.65 per share, and $197.7 million, or $1.77 per share for the same periods last year, respectively. The third quarter and first nine months of fiscal 2002 reflected operating income of $8.6 million and $6.9 million, respectively, compared to operating losses of $48.6 million and $72.8 million for the third quarter and first nine months of fiscal 2001, respectively. We are focusing on delivering consistent, profitable growth and continue to make progress with our improved execution and financial performance. The improvement in financial performance from last year was primarily the result of increased services revenue and decreased operating expenses resulting from improved operating efficiencies throughout our organization and continued focus on cost reductions. Our cash flows from operations increased significantly to $112.4 million for the nine months ended July 31, 2002 from $7.0 million for the nine months ended July 31, 2001. Our days sales outstanding (DSO) improved to 71 days as of July 31, 2002, compared to 80 days as of October 31, 2001, and 99 days as of July 31, 2001 primarily due to successful collections of cash from customers and a lower weighted-average number of days granted under customer payment terms during the third quarter of fiscal 2002.

    Operating income for the third quarter of fiscal 2002 included $5.3 million of charges related to the amortization of acquired software, other acquired intangibles, and acquisition related deferred compensation, $4.0 million of revenue related to the reduction of the allowance for doubtful accounts receivable no longer required given the successful collection activities and a $2.3 million reduction of the accrual for employee vacations. We have adopted a new vacation policy in certain geographic locations whereby employees must take their vacations before the end of the fiscal year or forfeit any remaining vacation balances. It is expected that in the fourth quarter of fiscal 2002 an additional reduction of the vacation accrual will be taken as a result of the release of the remaining affected employee vacation accruals due to this new policy. The operating loss for the third quarter of fiscal 2001 included $6.6 million of charges related to the amortization of acquired software and other acquired intangibles, restructuring and related charges of $21.7 million, and a $12.8 million write-off associated with the exit of certain third-party product arrangements. The first nine months of fiscal 2002 included $18.0 million of charges related to the amortization of acquired software, other acquired intangibles, and acquisition related deferred compensation, a charge of $4.6 million for acquired IPR&D resulting from our YOUcentric, Inc. (YOUcentric) acquisition, restructuring and related charges of $1.5 million, $5.0 million of revenue related to the reduction of the allowance for doubtful accounts receivable, and a $2.3 million reduction in the accrual for employee vacations. The first nine months of fiscal 2001 included $19.0 million of charges related to amortization of acquired software and other acquired intangibles, restructuring and related charges of $24.2 million, and a $20.6 million write-off of prepaid royalties associated with the exit of certain third-party product arrangements.

    During November 2001, we completed our acquisition of YOUcentric, a provider of Java-based CRM software, including applications for sales force automation, campaign management, contact center management, and partner relationship management. Most of YOUcentric's employees have remained with J.D. Edwards. This acquisition was accounted for as a purchase and, accordingly, operating expenses were impacted in the third quarter and first nine months of fiscal 2002 subsequent to the consummation date of the acquisition, primarily as a result of a write-off of in-process research and development (IPR&D) and amortization of acquired intangible assets and acquisition related deferred compensation.

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

    While we have made progress towards our goal of consistent, profitable growth in spite of a difficult global economy, the maturity of the traditional enterprise resource planning market, challenges of entering new markets, the continued slowdown in global economic conditions, strong competitive forces, and potential negative effects from organizational and management changes could reduce revenue and reduce or eliminate improvements in operating margins. These uncertainties have made projections of future revenue and operating results particularly challenging. There can be no assurance of the level of revenue growth and profitability that will be achieved, if any, or that our financial condition, results of operations, cash flows, and market price of our common stock will not be adversely affected by the aforementioned factors.

    The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            JULY 31,                     JULY 31,
                                                      --------------------          -------------------
                                                       2001           2002           2001          2002
                                                      -----          -----          -----         -----
Revenue:
  License fees...................................      23.9%          24.0%          29.8%         23.3%
  Services.......................................      76.1           76.0           70.2          76.7
                                                      -----          -----          -----         -----
     Total revenue...............................     100.0          100.0          100.0         100.0
Costs and expenses:
  Cost of license fees (including write-offs of
   certain third-party product
   arrangements).................................      10.3            4.1            8.3           3.6
  Cost of services ..............................      40.4           34.9           39.9          36.5
  Sales and marketing............................      37.5           32.0           34.4          31.3
  General and administrative.....................      10.1            9.5           10.5          10.1
  Research and development.......................      11.4           13.4           11.4          13.7
  Amortization of acquired software and other
   acquired intangibles and acquisition related
   deferred compensation.........................       3.1            2.3            2.9           2.7
  Acquired in-process research and development...        --             --             --            0.7
  Restructuring and other related charges........      10.4             --            3.7           0.2
                                                      -----          -----          -----         -----
     Total costs and expenses....................     123.2           96.2          111.1          98.8
Operating income (loss)..........................     (23.2)           3.8          (11.1)          1.2
Other income (expense), net......................      (0.9)           1.0            0.4           0.4
                                                      -----          -----          -----         -----
Income (loss) before income taxes................     (24.1)           4.8          (10.7)          1.6
  Provision for income taxes.....................      64.7            0.7           19.6           0.3
                                                      -----          -----          -----         -----
Net income (loss)................................     (88.8)%          4.1%         (30.3)%         1.3%
                                                      =====          =====          =====         =====
Gross margin on license fee revenue (including
  write-offs of certain third-party product
  arrangements)..................................      57.0%          83.1%          72.2%         84.4%
Gross margin on license fee revenue (excluding
  write-offs of certain third-party product
  arrangements)..................................      82.5%          83.1%          82.7%         84.4%
Gross margin on service revenue..................      46.9%          54.0%          43.1%         52.5%

    Total revenue. Our total revenue for the third quarter of fiscal 2002 increased 9% to $229.0 million compared to $209.4 million for the third quarter of fiscal 2001 and increased 1% to $657.2 million for the first nine months of fiscal 2002 from $653.3 million for the first nine months of fiscal 2001. The revenue mix between license fees and services was 24.0% and 76.0%, respectively, for the third quarter of fiscal 2002 compared to 23.9% and 76.1%, respectively, for the third quarter of fiscal 2001, and was 23.3% and 76.7%, respectively, for the first nine months of fiscal 2002 compared to 29.8% and 70.2%, respectively, for the first nine months of fiscal 2001. The increase in total revenue for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily due to the increase in maintenance and consulting revenue resulting from our growing installed base of customers and our focus on generating more direct consulting service engagements. The relatively flat total revenue and the change in revenue mix between license fees and services for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was primarily a result of declining license fee revenue due to the general downturn in the global economy which was offset by an increase in consulting services revenue and our growing installed base of customers, as discussed above. Additionally, total revenue for the third quarter and first nine months of fiscal 2002 includes $4.0 million and $5.0 million, respectively, of revenue related to the reduction of the allowance for doubtful accounts receivable no longer required given the successful collection activities during fiscal 2002.

    A portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, complexity of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of currency exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar. For the third quarter of fiscal 2001 and 2002, the geographic areas defined as the U.S., Europe, the Middle East, and Africa (EMEA), and the rest of the world accounted for 61%, 22%, and 17% of total revenue. For the first nine months of fiscal 2002, the geographic areas defined as the U.S., EMEA, and the rest of the world accounted for 62%, 21%, and 17% of total revenue, respectively, compared to 64%, 20%, and 16%, respectively, for the first nine months of fiscal 2001. Changes in the value of major foreign currencies relative to the U.S. dollar positively affected our total revenue by less than 3% based on a comparison of foreign exchange rates in effect at the beginning of our fiscal year to actual rates for the third quarter and first nine months of fiscal 2002. Comparatively, changes in the value of major foreign currencies relative to the U.S. dollar positively affected our total revenue by less than 1% for the third quarter and first nine months of fiscal 2001, based on a comparison of foreign exchange rates in effect at the beginning of fiscal 2001. Fluctuations in foreign currency exchange rates will continue to affect our total revenue, results of operations, cash flows and financial position depending on the U.S. dollar strengthening or weakening relative to foreign currencies. For any period, changes in each country's general economic and political environment or foreign exchange rates may also have a material impact on our total revenue, results of operations, cash flows, and financial position.

    License fees. License fee revenue increased 10% to $54.9 million for the third quarter of fiscal 2002 from $50.0 million for the third quarter of fiscal 2001, and declined 22% to $152.9 for the first nine months of fiscal 2002 from $195.0 million for the first nine months of fiscal 2001. For the third quarter of fiscal 2002, the number of license transactions exceeding $1.0 million remained flat at 9 transactions compared to the prior year quarter, representing $20.6 million or 38% of license fee revenue compared to $15.5 million or 31% of license fee revenue, for the third quarter of fiscal 2001. Our overall average sales price was up 14% in the third quarter of fiscal 2002 over the prior year quarter attributing to the overall increase. For the first nine months of fiscal 2002, we had 27 transactions over $1 million, down from 47 for the prior year period, representing $55.3 million or 37% of license fee revenue compared to $86.7 million or 43% of license fee revenue for the first nine months of fiscal 2001. Our overall average sales price for the first nine months was down 13% over the prior year period. The decrease in license fee revenue for the first nine months of fiscal 2002 was primarily due to the downturn of global economic conditions and lower customer spending on ERP than the first nine months of fiscal 2001. Revenue resulting from reseller arrangements for the third quarter and first nine months of fiscal 2002 and the same periods for fiscal 2001 was less than 5% of total license fee revenue.

    We increased our total number of customers to approximately 6,500 at July 31, 2002, which represents a 3% increase compared to the end of the third quarter of fiscal 2001. The percentage of license fee revenue from existing customers increased to 55% for the third quarter of fiscal 2002 from 35% for the third quarter of fiscal 2001, and increased to 49% for the first nine months of fiscal 2002 from 40% for the first nine months of fiscal 2001. The improvement in the percentage of license fee revenue from existing customers for the third quarter and first nine months of fiscal 2002 from the same periods last year was a result of our focus on increasing license fee revenue from our installed base of customers during fiscal 2002. Average sales price for our installed base of customers increased 98% to $192,000 for the third quarter of fiscal 2002 from $98,000 for the same period last year and remained flat for the first nine months of fiscal 2001 and 2002. The mix of revenue from new and existing customers varies from quarter to quarter, and our future growth is dependent on our ability to both retain our installed base of customers while adding new customers, as well as our ability to offer competitive products. There can be no assurance that our license fee revenue will not be adversely affected in future periods as a result of continued downturns in global economic conditions, or intensified competitive pressures.

    Services. Services revenue consists of fees generated by our personnel providing direct consulting, software maintenance services, education services to customers, fees generated through subcontracted third-party arrangements, and referral fees from service providers who contract directly with customers. Services revenue for the third quarter of fiscal 2002 increased 9% to $174.0 million from $159.4 million for the third quarter of fiscal 2001, and increased 10% to $504.3 million for the first nine months of fiscal 2002 from $458.3 million for the first nine months of fiscal 2001. These increases were primarily a result of increased software maintenance revenue and consulting revenue, offset, in part, by a decline in education services revenue. The increase in software maintenance revenue was primarily a result of our installed base of customers continuing to grow together with an increase in maintenance prices. We expect maintenance revenue to continue to rise during fiscal 2002 over fiscal 2001 due to these factors. There can be no assurance, however, that we will maintain consistent maintenance renewals in the future or that we will achieve maintenance revenue growth. The increase in consulting revenue for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was primarily due an increase in direct service engagements as we continue our focus on gaining more direct implementation work. Additionally, we have implemented an incentive program for our account executives to sell direct service engagements resulting in improved utilization of our consultants during the third quarter and first nine months of fiscal 2002. We seek to provide our customers with high-quality implementation services in the most efficient and effective manner. While our goal is to increase the level of services sold directly to a customer, we intend to continue business partner relationships under both subcontract and referral arrangements.

    The decline in education revenue for the third quarter and first nine months of fiscal 2002 compared to the same periods last year was due to the consolidation or elimination of education offerings due to weakening customer demand for classroom training and less customer travel following terrorism attacks on September 11, 2001 and the slowdown in global economic conditions. We intend to offer more custom on-site customer training as well as on-line offerings in the future. However, we expect total education revenue in fiscal 2002 to decrease compared to fiscal 2001 due to these factors.

    During the second quarter of fiscal 2002, we adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of Pocket' Expenses Incurred." EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Prior to adoption of EITF Issue No. 01-14, we recorded revenue and operating expenses net of reimbursable expenses. Our financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $4.7 million and $14.1 million for the third quarter and first nine months of fiscal 2002, respectively, and $5.2 million and $14.8 million for the third quarter and first nine months of fiscal 2001, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or net income for any period presented.

    In any period, total services revenue is dependent on license transactions closed during the current and preceding periods, the growth in our installed base of customers, the amount and size of consulting engagements, and the level of competition from alliance partners for consulting and implementation work. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, maintenance, and education revenue and the mix of direct, subcontract, and referral arrangements from our business partners. There can be no assurance that future fluctuations in our license fee revenue will not have an adverse effect on future services revenue. Additionally, services revenue is dependent on the availability of our consultants to staff engagements, the number of customers who have contracted for support services, billing rates for education services, and the number of customers purchasing education services.

    Total costs and expenses. Our total costs and expenses declined 15% to $220.3 million for the third quarter of fiscal 2002 from $258.0 million for the third quarter of fiscal 2001, and declined 10% to $650.1 million for the first nine months of fiscal 2002 from $726.1 million for the first nine months of fiscal 2001. As discussed above, costs and expenses for the third quarter and first nine months of fiscal 2002 included a $2.3 million reduction related to the reduction of the accrual for employee vacations. Costs and expenses for the third quarter of fiscal 2001 and 2002 also included amortization of acquired intangibles and acquisition related deferred compensation of $6.6 million and $5.3 million, respectively. Additionally, total costs and expenses for the third quarter of fiscal 2001 included restructuring and related charges of $21.7 million and a $12.8 million of write-offs in prepaid royalties associated with the exit of certain third-party product arrangements. The first nine months of fiscal 2001 and 2002 included amortization of acquired intangibles and acquisition related deferred compensation of $19.0 million and $18.0 million and restructuring and related charges of $24.2 million and $1.5 million, respectively. Additionally, total costs and expenses for the first nine months of fiscal 2001 included a $20.6 million write-off of prepaid royalties associated with the exit of certain third-party product arrangements. The first nine months of fiscal 2002 included a charge of $4.6 million for acquired IPR&D resulting from our YOUcentric acquisition.

    Other decreases in costs and expenses were primarily due to the organizational changes effected as part of our fiscal 2001 restructuring plan coupled with our recent cost control efforts. Total office expense declined across our organization for the third quarter and first nine months of fiscal 2002 by $16.9 million, or 50%, and $25.2 million, or 32%, respectively, compared to the same periods last year due to our cost controls associated with overhead expenses and the general decline in overall interest rates, which significantly reduced rent expense. Computer expense declined company-wide for the third quarter and first nine months of fiscal 2002 by $5.1 million, or 30%, and by $14.2 million, or 28%, respectively, compared to the same periods last year due to our cost controls over computer and network spending. Additionally, travel and entertainment expenses declined for the third quarter and first nine months of fiscal 2002 by $2.6 million, or 22%, and $8.7 million, or 25%, respectively, compared to the same periods last year, due to our focus on cost savings and reducing discretionary travel. These decreases were offset, in part, by increases in our company-wide bonus expense for the third quarter and first nine months of fiscal 2002 of $4.7 million, or 323%, and $10.7 million, or 193%, respectively, compared to the same periods last year. The fiscal 2002 year-to-date funding of our company-wide bonus plan is based on our quarterly financial performance. We implemented a profit sharing plan during the second quarter of fiscal 2001, whereby we reversed an excess charge associated with a former employee plan, and we accrued minimal expense during the third quarter of fiscal 2001. The fiscal 2002 bonus plan is based on our quarterly financial performance, and the plan has been funded each quarter. Benefits on compensation expense increased slightly in the third quarter and first nine months of fiscal 2002 by $159,000, or 1%, and $1.6 million, or 3%, respectively, compared to the same periods last year. The slight increase in compensation benefits for the periods presented was offset, in part, by a $2.3 million reduction in our vacation accrual.

    Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal projects and contractual payments to third parties for source code and license fees that are used in development of products for external sale), documentation, and software delivery expenses. Cost of license fees decreased by 57% to $9.3 million for the third quarter of fiscal 2002 from $21.5 million for the third quarter of fiscal 2001, and decreased by 56% to $23.8 million for the first nine months of fiscal 2002 from $54.3 million for the first nine months of fiscal 2001. The decreases are due primarily to our fiscal 2001 exit from certain reseller arrangements for which prepaid royalty balances existed. In the third quarter and first nine months of fiscal 2001, we wrote off $12.8 million and $20.6 million, respectively, in prepaid royalties associated with these third party product arrangements. These charges are included in cost of license fees on the accompanying consolidated statement of operations.

    We record amortization expense on our capitalized software, primarily major enhancements of our OneWorld applications, excluding software acquired as part of a business acquisition, on a straight-line basis (generally over three years) to cost of license fees beginning once the product is generally available. We recorded amortization expense of $4.1 million and $11.7 million for the third quarter and first nine months of fiscal 2002, respectively, and $3.6 million and $7.9 million for the third quarter and first nine months of fiscal 2001, respectively.

    Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs and the portion of our software products subject to royalty payments. The third quarter and first nine months of fiscal 2002 gross margin on license fee revenue increased to 83.1% and 84.4%, respectively, from 57.0% and 72.2% for the same periods last year, respectively. In the third quarter and first nine months of fiscal 2001, we wrote off $12.8 million and $20.6 million, respectively, in prepaid royalties associated with third party product arrangements compared to no such write-offs during the third quarter and first nine months of fiscal 2002. These write-offs resulted in lower fiscal 2001 gross margins. Excluding these write-offs, the gross margin for the third quarter and first nine months of fiscal 2001 was 82.5% and 82.7%, respectively. The increase to 83.1% and 84.4% for the third quarter and first nine months of fiscal 2002 from the adjusted 82.5% and 82.7% for the third quarter and first nine months of fiscal 2001 was primarily a result of the decrease in reseller royalties, offset, in part, by increased amortization of capitalized software.

    Cost of services. Cost of services includes the personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. We seek to provide our customers with high-quality implementation and education services in the most efficient and effective manner. Cost of services for the third quarter of fiscal 2002 decreased 5% to $80.0 million from $84.6 million for the third quarter of fiscal 2001 and decreased 8% to $239.7 million for the first nine months of fiscal 2002 from $261.0 million for the first nine months of fiscal 2001. The declines in the third quarter and first nine months of fiscal 2002 were primarily due to a continuing decline in education services costs attributable to the elimination and consolidation of several training facilities as part of our fiscal 2001 restructuring and overall consolidation of classes offered. Additionally, our cost savings efforts contributed to lower computer expense, travel and entertainment expenses, and total office expense. The overall decline from the third quarter and first nine months of fiscal 2001 was offset, in part, by increased commission expense resulting from both a new commission plan for selling services and increased professional services and maintenance revenue for the same periods in fiscal 2002. Additionally, bonus expense increased in the fiscal 2002 periods due to the year-to-date funding of our fiscal 2002 company-wide bonus plan which is based on our quarterly financial performance.

    The gross margin on services revenue for the third quarter and first nine months of fiscal 2002 improved to 54.0% and 52.5%, respectively, compared to 46.9% and 43.1% for the third quarter and first nine months of fiscal 2001, respectively. The improvement was due to higher maintenance revenue and improved utilization and realization of internal consultants resulting from increased direct service engagements. Generally, maintenance revenue produces a higher margin than professional services and education revenue. Gross margins on services revenue for the remainder of fiscal 2002 will depend on the mix of total services revenue, the extent to which we are successful in increasing the utilization and realization from our revenue-generating consulting employees and the number of direct service engagements, as well as the extent to which we utilize our service partner relationships under either subcontract or referral arrangements. Gross margins on services revenue are expected to decline slightly in the fourth quarter of fiscal 2002 due to decreased utilization of our internal consultants as they use their remaining vacation time.

    Gross margins on services revenue were minimally impacted by the adoption of EITF Issue No. 01-14. As described above, EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the statement of operations. Comparative financial statements for prior periods reflect the reclassification of the reimbursements to conform to the current year presentation.

    Sales and marketing. Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for the third quarter of fiscal 2002 decreased 7% to $73.3 million from $78.4 million for the third quarter of fiscal 2001 and decreased 8% to $205.9 million for the first nine months of fiscal 2002 from $224.7 million for the same period last year. The decrease was primarily due to our cost savings efforts and reduction in headcount from our fiscal 2001 restructuring that resulted in decreased advertising and promotion, travel and entertainment, computer, contract professional services, and total office expenses. Additionally, commission expense was lower for the first nine months of fiscal 2002 compared to the same period last year due to lower license fee revenue, as discussed previously. The overall decrease in sales and marketing expense was offset, in part, by an increase in bonus expense due to our year-to-date funding of our fiscal 2002 company-wide bonus plan that is based on our quarterly financial performance.

    General and administrative. General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense for the third quarter of fiscal 2002 increased 3% to $21.8 million from $21.2 million for the third quarter of fiscal 2001 and decreased 3% to $66.6 million for the first nine months of fiscal 2002 from $68.7 million for the first nine months of fiscal 2001. The increase in general and administrative expense for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily due to the increase in bonus expense related to the funding of our company-wide bonus plan. The decrease in general and administrative expense for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was primarily due to our cost savings efforts and reduction in headcount from our fiscal 2001 restructuring which reduced outside contract professional services, travel and entertainment expenses, and office occupancy costs, offset, in part by the increase in bonus expense related to our company-wide bonus plan.

    Research and development. Research and development (R&D) expense includes personnel and related overhead costs for product development, minor enhancements, upgrades, testing, quality assurance, and documentation, net of any capitalized internal development costs. R&D expense for the third quarter of fiscal 2002 increased 28% to $30.6 million compared to $23.9 million for the third quarter of fiscal 2001, representing 13% of total revenue. For the first nine months of fiscal 2002 R&D expense increased 21% to $90.2 million from $74.2 million for the first nine months of fiscal 2001, representing 14% of total revenue. Salary expense increased resulting from the addition of approximately 60 employees with the YOUcentric acquisition in the first quarter of fiscal 2002 as well as other additional hiring of development personnel during the year. Bonus expense increased for the third quarter and first nine months of fiscal 2002 compared to the same periods last year due to the funding of our company-wide bonus plan. Additionally, the capitalization of internally developed software decreased in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 as certain development projects have reached general availability and related costs are no longer being capitalized and we are capitalizing fewer current projects. We continue to devote development resources to major enhancements and new products associated with our J.D. Edwards 5 product offerings. These overall increases were offset, in part, by our cost savings efforts that resulted in decreased travel related expenses, computer expenses, and total office expenses. Including capitalized internal development cost, R&D expenditures were $35.6 million and $105.8 million, representing 16% of total revenue, for both the third quarter and first nine months of fiscal 2002, respectively. Including capitalized internal development cost, R&D expenditures were $31.3 million and $96.7 million, representing 15% of total revenue for both the third quarter and first nine months of fiscal 2001, respectively.

    In addition to our internal R&D activities, we are outsourcing the development of software for some specialized industries, and we recently acquired source code rights for certain applications and other embedded technology. We capitalize internally developed software costs and software purchased from third parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During the third quarter of fiscal 2002, we capitalized $5.0 million of internal development costs and $672,000 of third-party product rights and outsourced development, and for the first nine months of fiscal 2002, we capitalized $15.6 million associated with internal development costs and $3.1 million of third party product rights and outsourced development costs. Comparatively, during the third quarter of fiscal 2001, we capitalized $7.4 million of internal development costs and $2.3 million of third-party product rights and outsourced development costs, and for the first nine months of fiscal 2001, we capitalized $22.5 million of internal development costs and $6.5 million of third-party product rights and outsourced development costs.

    We anticipate that the R&D costs for major enhancements and new products will continue to be capitalized in the future. In addition, we expect total R&D expense to increase in subsequent periods due to the addition of key development personnel. We are continuing our internal product enhancements in e-business and other areas of new technology, as well as further integration of modules such as advanced planning and scheduling, and e-procurement.

    Amortization of acquired software and other acquired intangibles and acquisition related deferred compensation. Total amortization for the third quarter of fiscal 2002 related to the software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $2.0 million, $427,000, $1.4 million, and $1.1 million, respectively, and for the first nine months of fiscal 2002 was $8.4 million, $1.2 million, $4.1 million, and $3.3 million, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $335,000 and $948,000 for the third quarter and first nine months of fiscal 2002, respectively. Total amortization for the third quarter of fiscal 2001 related to the software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $3.3 million, $828,000, $1.4 million, and $1.1 million, respectively, and for the first nine months of fiscal 2001 was $9.0 million, $2.5 million, $4.2 million, and $3.3 million, respectively.

     Acquired IPR&D. The estimated value of $4.6 million assigned to acquired IPR&D from YOUcentric was determined by identifying research projects in areas for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D includes revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net cash flows generated by the products over a 3-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on our estimates of revenue, expenses, asset requirements, and the core technology royalty rate.

    Fiscal 2001 restructuring and related charges and exit from certain third-party product arrangements. We completed all actions related to Phase I of the fiscal 2001 restructuring by the fourth quarter of fiscal 2001 and Phase II actions completed by April 30, 2002. At July 31, 2002, the outstanding accrual was $7.7 million and consisted of remaining lease obligations for office and training facilities closed or consolidated which will be paid over the remaining lease terms through 2007 and unsettled employee termination costs.

    We reviewed our business alliances during fiscal 2001. As a result of this review, we exited certain reseller arrangements for which prepaid royalty balances existed. In the second and third quarter of fiscal 2001, we wrote off $7.8 million and $12.8 million, respectively, in prepaid royalties associated with these third party product arrangements. These charges are included in cost of license fees on the accompanying consolidated statement of operations.

     The fiscal 2001 restructuring accrual will continue to be reduced until all remaining obligations have been settled by 2007. We recorded adjustments to increase the restructuring accrual from the original estimate by approximately $1.5 million during the first nine months of fiscal 2002. The adjustments primarily represent an increase in the employee termination and severance accrual due to unsettled employee termination costs, an increase in the office closure costs, which are expected to be higher than originally estimated due to higher vacancy rates and lower sublease rates, which serve to decrease the period of time over which we will receive sublease income, and a decrease in the final amount of operating lease buyouts. Any cost true-ups subsequent to April 30, 2002 related to the fiscal 2001 restructuring were recorded through operating expense with no impact to the restructuring charge. For a detailed reconciliation refer to Note 8 in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

    Fiscal 2000 restructuring and related charges. We completed all actions related to the fiscal 2000 restructuring as of April 30, 2001. The outstanding accrual of $1.9 million remaining at July 31, 2002, consists mainly of lease obligations for office and training facilities closed or consolidated and will be paid over the remaining lease terms. The accrual will continue to be reduced until all remaining obligations have been settled in 2007. We recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments are primarily a result of operating lease buyouts being reduced from the original estimate and successful elimination of rental obligations on office closures earlier in the fiscal year. Additionally, the charge was reduced as a result of favorable negotiations and reduced obligations surrounding employee termination costs. Any cost true-ups subsequent to April 30, 2001, related to the fiscal 2000 restructuring were charged to operating expense with no impact to the restructuring charge. For further details on the fiscal 2000 restructuring see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Fiscal Years Ended October 31, 1999 and 2000," in our Annual Report on Form 10-K for October 31, 2001.

    Other income (expense). Other income and expense includes interest and dividend income, losses on equity investments and the sale of a product line, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest and dividend income decreased $1.2 million, or 39%, and $6.4 million, or 57%, during the third quarter and first nine months of fiscal 2002 compared to the third quarter and first nine months of fiscal 2001, respectively, due primarily to lower interest rates and lower investments in marketable securities balances. During the third quarter and first nine months of fiscal 2001 and the third quarter and first nine months of fiscal 2002, we recorded losses of $4.1 million and $4.7 million, respectively, and losses of $459,000 and $1.0 million, respectively, for other than temporary declines in the fair value of certain equity investments.

    During fiscal 2001, our $5.9 million secured promissory note obligation from a privately held company related to the sale of a product line was not collected when due; therefore, during fiscal 2001 we recorded a reserve against the note receivable of $4.6 million in order to reduce the note to its net realizable value, based on the fair value of the software code collateral. At July 31, 2002, the remaining fair value of the collateral was included in capitalized software costs, in the accompanying consolidated balance sheets, and is being amortized over a three-year period.

    Also, included in other income and expense were net foreign exchange losses of $429,000 for the third quarter of fiscal 2001 and $780,000 for the first nine months of fiscal 2001, and gains of $654,000 for the third quarter of fiscal 2002 and losses of $522,000 for the first nine months of fiscal 2002. The losses in the third quarter and first nine months of fiscal 2001 related primarily to the overall strengthening of the U.S. dollar against European currencies. The gains in the third quarter of fiscal 2002 were due primarily to the recent appreciation in foreign currency during the quarter, particularly the Euro and the British Pound. The losses for the first nine months of fiscal 2002 were due to the strengthening U.S. dollar against European currencies during the first half of fiscal 2002.

     Provision for income taxes. Our effective income tax rate was 14% for the first nine months of fiscal 2002, which represented the local taxes paid for our international subsidiaries, together with state and local taxes paid, and a negative 183% for the first nine months of fiscal 2001. This difference was primarily due to a non-cash valuation allowance provided during the third quarter of fiscal 2001 to fully offset the net deferred tax asset at July 31, 2001. We considered a number of factors, including our cumulative operating losses in fiscal 1999, 2000, and the first three quarters of fiscal 2001. Based upon the weight of positive and negative evidence regarding the recoverability of the net deferred tax asset, we concluded that a valuation allowance was required to fully offset the net deferred tax asset, as it is more likely than not that the net deferred tax asset will not be realized. As a result of this valuation allowance, the income tax provision reflected in the financial statements since July 31, 2001 represents taxes paid.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2002, our principal sources of liquidity consisted of $304.6 million of unrestricted cash, cash equivalents, and short- and long-term marketable securities and other investments, $35.6 million of restricted cash, cash equivalents, and investments, and a $50.0 million secured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. In June 2002, we elected to permanently reduce the commitment under our bank line of credit to $50 million from $100 million as a result of our improved financial position, results of operations, and cash flows. As of July 31, 2002, no amounts were outstanding under our bank line of credit.

    As of July 31, 2002, we had working capital of $142.9 million, including $194.6 million of short-term deferred revenue and customer deposits. The short-term deferred revenue and customer deposits primarily represent annual maintenance billings to customers that are recognized as revenue ratably over the support service period. Excluding the short-term deferred revenue and customer deposits, working capital would have been $337.5 million. Comparatively, as of October 31, 2001, we had working capital of $125.2 million, and no amounts were outstanding under our bank line of credit. Excluding the short-term deferred revenue and customer deposits totaling $167.5 million, working capital was $292.7 million at October 31, 2001. The fiscal 2002 improvement in liquidity was primarily due to improved cash collections and financial results.

    We calculate accounts receivable DSO on a "gross" basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. Accordingly, the accounts receivable balances related to the deferred revenue are generally included in the computation prior to the recognition of the related revenue. Calculated as such, DSO decreased to 71 days as of July 31, 2002 compared to 80 days as of October 31, 2001, and 99 days at July 31, 2001. The decrease was primarily due to strong collection efforts during the first nine months of fiscal 2002, offset, in part, by lower revenue volume compared to the fourth quarter of fiscal 2001. Our DSO can fluctuate depending on a number of factors, including the volume of revenue that is recognized toward the end of each period, the timing of annual maintenance billings during the first quarter of any fiscal year, customer payment terms, and the variability of quarterly revenue. Additionally, during the first nine months of fiscal 2002, we released $5.0 million of the allowance for doubtful accounts receivable no longer required given our successful collection activities.

    Net intangibles and other assets increased to $77.3 million at July 31, 2002 compared to $22.2 million at October 31, 2001 resulting from the first quarter of fiscal 2002 acquisition of YOUcentric. The $27.1 million increase in unearned revenue and customer deposits from October 31, 2001, was primarily due to annual maintenance contract and renewal billings offset, in part, by the proportion of the billings that were recognized as revenue during the first nine months of fiscal 2002. Accrued liabilities of $140.0 million at July 31, 2002 decreased slightly from $144.2 million at October 31, 2001. The small decrease from October 31, 2001 was the result of the payment of accrued commissions and related benefits, restructuring accruals, payables for purchased software, and a decline in vacation benefit accruals, offset, in part, by acquired YOUcentric accruals.

    We generated $112.4 million in cash from operating activities during the first nine months of fiscal 2002 compared to $6.5 million in the first nine months of fiscal 2001. The increase in cash generated in fiscal 2002 from operations was primarily due to income from operations and increased collections of accounts receivable. Cash from operating activities for the first nine months of fiscal 2001 was negatively affected by operating losses and the 2001 restructuring activities, together with higher payments for reseller arrangements.

    We used $46.7 million in cash from non-operating activities during the first nine months of fiscal 2002 compared to using $29.7 million in cash in the first nine months of fiscal 2001. The increase in cash usage in the first nine months of fiscal 2002 from the same period last year was primarily due to reduced proceeds from the sales or maturities of investments in marketable securities due to lower investment balances during the current period and reduced cash proceeds from the issuance of common stock. Additionally, an increase in restricted cash, cash equivalents, and investments resulted from designating a portion of our lease collateral associated with our corporate headquarters as restricted. These increases in cash usage were offset, in part, by a decrease in the purchase of marketable securities and other investments resulting in carrying lower investment balances during the current period.

    Our corporate headquarters were constructed on land owned by us and are leased under operating leases. The lessor (a wholly owned subsidiary of a bank) and a syndication of banks financed $121.2 million in purchase and construction costs through a combination of debt and equity. We guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that the residual guarantee will be exercised to satisfy any of our financial obligations under the lease. Our lease obligations are based on a return on the lessor's costs. We can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments consistent with our investment policy. At July 31, 2001, investments totaling $67.2 million were designated as collateral for these leases. During the third quarter of fiscal 2002, we elected to increase the total amount of investments designated as financing collateral to $117.6 million in order to reduce our interest rate used to calculate our lease expense. The majority of investments designated as collateral are included in cash and cash equivalents on the accompanying consolidated balance sheets. As a result of this collateral and reduced interest rates, we expect to pay approximately $700,000 in rent expense for our headquarters during the fourth quarter of fiscal 2002 based on current and expected interest rates compared to $1.3 million in rent expense during the fourth quarter of fiscal 2001.

    During the fourth quarter of fiscal 2001, we obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks. In connection with the waiver, we designated $16.0 million of existing collateral as restricted cash and cash equivalents. During the first quarter of fiscal 2002, we executed amendments to the security agreements on the remaining leased buildings and designated an additional $19.4 million of the collateral as restricted cash and cash equivalents. The lease collateral represents substantially all of the $36.0 million restricted cash, cash equivalents, and investments on the accompanying consolidated balance sheets. We may withdraw the funds used as collateral, excluding the restricted amounts at our sole discretion provided that we are not in default under the lease agreements. At July 31, 2002, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

    We believe that our cash and cash equivalents balance, our short- and long-term investments, our $50 million bank line of credit, and our funds generated from operations will be sufficient to meet cash needs for the short- and long-term. We may use a portion of those investments to make strategic investments in other companies or acquire businesses, products, or technologies that are complementary to our business. We also may invest more of our cash balances in additional short- and long-term investments. During the third quarter and first nine months of fiscal 2001 and 2002, a significant portion of our cash inflows were generated by our operations. However, the continued slowdown in global economic conditions, strong competitive forces, the maturity of the traditional enterprise resource planning market, challenges of entering new markets, and effects from organizational and management changes may negatively impact our ability to generate positive cash flow from operations. There can be no assurance that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

CRITICAL ACCOUNTING POLICIES

    Management's Discussion and Analysis of our financial condition and financial results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, capitalized software costs, intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. These estimates and judgments are reviewed by senior management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We have identified the policies below as critical to our business operations and the understanding of our financial results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of our Annual Report on Form 10-K for October 31, 2001, beginning on page F-6.

  o Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations and determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring and recognizing revenue; however, certain judgments affect the application of our revenue policy, such as our allowances for doubtful accounts receivable. We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments and decrease our revenue for the related amount. If the financial condition of our customers or business partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

  o Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. This policy determines whether the cost is classified as development expense or cost of license fees. In addition, management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

  o Intangible assets. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. When we adopt SFAS 142, no later than November 1, 2002, we will cease to amortize goodwill. In lieu of amortization we will be required to perform an initial impairment review of our goodwill beginning in fiscal 2003 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of fiscal 2003. We cannot determine the future extent of impairment, if any, until such impairment review is completed and there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. In addition to the annual impairment reviews, we will continue to assess the impairment of goodwill and other identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review outside of the annual impairment reviews include the following:

     o Significant underperformance relative to historical or expected future operating results;
     o   Significant decline in our stock price for a sustained period;
     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and,
     o   Significant negative industry or economic trends.

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

  o Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB has recently issued certain accounting pronouncements that may impact our business. For a complete discussion on these accounting pronouncements, see Note 14 of Notes to Consolidated Financial Statements in
Item 1 of this Quarterly Report on Form 10-Q.

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

    We operate in a rapidly changing industry that involves numerous risks, some of which are beyond our control. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business. You should carefully consider the risk factors listed below before making an investment decision. For a more complete discussion of risk factors that affect our business, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. These risk factors include the following:

  o Downturns in general economic and market conditions could materially affect our business;

  o Reduced investor confidence in equity markets, due in part to recent corporate collapses, which could adversely affect the price of our stock;
  o Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could adversely affect the price of our stock;
  o Our sales cycle is often lengthy and unpredictable, which could affect our sales;
  o The enterprise software industry is highly competitive, and we may be unable to successfully compete;
  o The markets in which we compete experience rapid technological change, and we face risks associated with new versions and products and defects that could materially affect our business and revenue;
  o We may not successfully integrate or realize the intended benefits of our acquisitions;
  o Our recent expansion into new business areas and partnerships is uncertain and may not be successful;
  o Our continued growth depends on our ability to develop and maintain our third-party relationships;
  o We depend on third-party technology that could result in increased costs or delays in the production and improvement of our software offerings;
  o We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel;
  o If use of the Internet for commerce and communication does not increase as we anticipate, our business will suffer;
  o  Our continued success depends on our ability to achieve growth;
  o We continue to depend on revenue from customers who use the IBM iSeries platform for a large portion of our total revenue;
  o Our implementation process may be lengthy, which could result in customer dissatisfaction or damage to our reputation;
  o We depend to a significant extent on our services revenue, which could be adversely effected in the future by fluctuations in our license fee revenue;
  o Recent terrorist activities and resulting military and other actions could adversely affect our business;
  o Our international operations and sales subject us to various risks associated with growth outside the U.S;
  o We may be unable to compete effectively if we are forced to offer a significant number of fixed-price service contracts;
  o We have limited protection of our proprietary technology and intellectual property and face potential infringement claims;
  o  We face risks associated with the security of our products;
  o  Our stock price is volatile, and there is a risk of litigation;
  o Control by existing shareholders could significantly influence matters requiring stockholder approval;
  o Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased cost of doing business, and
  o Our stockholder rights plan, anti-takeover provisions, and Delaware law could materially affect our stockholders.

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

    A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During the third quarter and first nine months of fiscal 2002, 39% of our total revenue was generated from international operations, and the net liabilities of our foreign operations at July 31, 2002 represented a negligible percentage of consolidated net assets. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2002 if the U.S. dollar strengthens relative to certain foreign currencies.

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

    We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of July 31, 2002, and our exposure from anticipated foreign revenue during the remainder of fiscal 2002 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At July 31, 2002, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from our quantitative and qualitative disclosures presented in Form 10-K for the year ended October 31, 2001. However, there can be no assurance that a 10% adverse change in foreign exchange rates from the July 31, 2002 rates would not result in a material impact to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2002.

    Interest Rates. Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, as well as money market mutual funds and corporate equity securities. We classify all investments in marketable securities as available for sale and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses were included, net of tax (prior to our valuation allowance), as a component of accumulated other comprehensive income or loss. Additionally, we have lease obligations calculated as a return on the lessor's costs of funding based on the London Interbank Offered Rate, or LIBOR, and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could impact our anticipated interest income and lease obligations or could impact the fair market value of our investments.

    We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated levels of investments and financing for fiscal 2002 to assess the impact of hypothetical changes in interest rates. At July 31, 2002, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended October 31, 2001. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the July 31, 2002 rates would not have a material adverse effect on the fair value of investments or financings and would not materially impact our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2002.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Litigation. We are involved in certain disputes and legal actions arising in the ordinary course of our business. In our opinion, none of such disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: September 12, 2002


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

Dated: September 12, 2002

                                 CERTIFICATIONS


I, Robert M. Dutkowsky, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of J.D. Edwards &
         Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: September 12, 2002



                                        /s/ ROBERT M. DUTKOWSKY
                                        ----------------------------------------
                                        Chairman, President, and Chief Executive
                                        Officer (principal executive officer)




I, Richard E. Allen, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of J.D. Edwards &
         Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: September 12, 2002



                                       /s/ RICHARD E. ALLEN
                                       -----------------------------------------
                                       Chief Financial Officer, Executive Vice
                                       President, Finance and Administration and
                                       Director (principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
    99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.