Form 10-K
period 2002-10-31
EDWARDS J D & CO
filed 2002-12-06
CIK 798757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission file number 000-23091

J.D. Edwards & Company
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0728700
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
One Technology Way, Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code
303/334-4000

Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒        No  ☐

As of April 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 118,807,159 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on April 30, 2002) was approximately $904.7 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 4, 2002, there were 119,394,290 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 26, 2003, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

J.D. EDWARDS & COMPANY

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

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

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of such words as “anticipates,” expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions, particularly statements referencing our annual and quarterly revenue expectations for fiscal 2003. Such forward-looking statements are based on current expectations, estimates and projections about J.D. Edwards’ industry, management beliefs and certain assumptions made by J.D. Edwards’ management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 10-22. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.    Business

Overview

J.D. Edwards develops and markets collaborative enterprise software and provides consulting, education, and support services. Our offerings are differentiated by a practice of listening to customers, innovating on their behalf, and delivering solutions as part of a results-oriented relationship. We aim to make our customers stronger, enabling them to solve their most important business challenges. Our software applications help customers integrate various aspects of their businesses—from managing relationships with suppliers, employees, and customers to processing transactions and analyzing internal business information. Our systems manage and store large volumes of diverse business information, providing our customers continuous and simultaneous availability of information to geographically dispersed employees, customers, and suppliers. Customers can operate our software on a variety of computing platforms, and we support several different databases. Recognizing that our software must align with our customers’ current and future requirements, we make our offerings modular to allow customers to license only the applications necessary for their business operations. Consulting, education, and support services are available through our own direct services organization and select business partners to help customers benefit fully from our software. Our consultants use a flexible implementation methodology and tools to help customers adapt our applications to their operations. Our education experts conduct training programs to help users become acquainted and proficient with our systems, and our global support teams offer a range of options, from Web-based self-service to dedicated account management.

Founded in March 1977, J.D. Edwards develops software in 21 languages that is used by approximately 6,600 mid-market and large customers in more than 110 countries. We have nearly 5,000 employees in 18 United States offices and 40 international offices. We maintain relationships with major technology and platform providers, consulting firms, and product alliance partners.

Our principal executive office is located at One Technology Way, Denver, Colorado 80237. Our telephone number is 303/334-4000, and our Internet home page is located at www.jdedwards.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We were incorporated in Colorado in March 1977 and reincorporated in Delaware in August 1997. Except as otherwise noted herein, all references to “J.D. Edwards” mean J.D. Edwards & Company and its subsidiaries.

Recent Developments

J.D. Edwards 5™

In May 2002, we introduced J.D. Edwards 5, our current family of modular, collaborative enterprise software and services. Our integrated, Web-enabled J.D. Edwards 5 applications are designed to help large- and medium-sized businesses improve their performance. Product lines include enterprise resource planning, or ERP, customer relationship management, or CRM, supply chain management, or SCM, supplier relationship management, or SRM, business intelligence, or BI, collaboration and integration, and tools and technology.

Acquisition and Integration of YOUcentric, Inc.

In November 2001, we completed our acquisition of YOUcentric, Inc., a provider of JavaTM-based CRM software, including Web-based applications for sales force automation, campaign management, contact center management, and partner relationship management. The launch of J.D. Edwards CRM, which combined the functionality of YOUcentric’s product with the look and feel of our software, marked our integration of the YOUcentric product. The value proposition of the YOUcentric integration is twofold: (1) Using our technology capabilities to connect our CRM to other applications, we offer a more comprehensive, competitive product, and (2) the time and cost to implement our CRM software versus competitors’ products is reduced using object-oriented design and predefined data models.

Management Change

In January 2002, our Board of Directors appointed Robert M. Dutkowsky as President and Chief Executive Officer, replacing C. Edward McVaney, a company co-founder and long-time leader. At the annual meeting of stockholders in March 2002, Mr. Dutkowsky assumed the additional duty of Chairman of the Board. For information on the background of our executive officers, see the information in the section titled “Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.

Operational Realignment

Effective in fiscal 2003, we changed certain areas within our Sales and Marketing organization for closer alignment with the industries of our customers. We have established industry groups, and this verticalization initiative is designed to improve our responsiveness to the industry-specific challenges confronting our diverse base of customers.

J.D. Edwards’ Approach, Products, and Services

Our Approach

Our approach to conducting our business is articulated through six strategic imperatives that we use to chart our progress:

1.  Revenue Growth—We strive to grow revenue at a rate equal to or better than competitors in our targeted industries, growing our market share.

2.  Improved Profitability—We aim to consistently improve our operating profit margin so we can reinvest our resources in our business and deliver innovative products and services, improve processes and business results, and increase shareholder value.

3.  Innovation—We are passionate about innovation in all parts of the company. These innovations must be integrated with our strategic focus and leveraged into improved products, services, and business processes that enable consistent, profitable growth.

4.  Customer Satisfaction—Our aim is to make our customers stronger as a result of doing business with us. This requires that our customers are not only satisfied with our products, services, and support, but that we deliver value to their business.

5.  Meaningful Partnerships—We will continue to create and nurture partnerships that will enhance our products, services, market coverage, and customer satisfaction.

6.  Knowledgeable, Committed Workforce—Our ability to attract and retain highly skilled, motivated employees in all areas of our business is critical to serving our stakeholders, and to achieving our long-term strategic objectives.

Our Solution Families

•
J.D. Edwards 5—This latest release of our applications encompasses all of our current product lines, including acquired products. This version of our software includes the technology for Web services, a rapidly emerging, standards-based paradigm that will enable businesses to share data, applications, and business processes on the Internet. J.D. Edwards 5 features modules that interoperate with current and legacy technology, permitting companies to purchase only the software they need and to expand functionality as their businesses evolve. Customers can operate the software on a variety of computing platforms, including Windows NT®, UNIX®, and IBM OS/400®. Our software is also Web-enabled through Java and HTML. The databases we support include IBM’s DB2® Universal Database, or UDB, for IBM eServer iSeries™ (previously known as the AS/400®), DB2/UDB for UNIX, DB2/UDB for Windows®, Microsoft’s SQL Server®, and Oracle®.

•
OneWorld®—An object-based, event-driven ERP software suite designed to provide the information access and other user benefits of traditional client/server systems, OneWorld was introduced in late 1996 to operate on a variety of computing platforms. We specifically designed the OneWorld technology to enable customers to make business changes quickly and easily without custom programming. Customers wishing to leverage their investment in OneWorld or OneWorld Xe can add J.D. Edwards 5 functionality, such as our CRM and Advanced Planning modules, or they may continue to license additional OneWorld product offerings.

•
WorldSoftware™—This host-centric ERP software suite was designed to operate on the IBM iSeries platform. The technology underlying the WorldSoftware applications is a well-established, procedural-based design, which takes advantage of the security, integrity, and easily maintained architecture of the iSeries platform. With the addition of the WorldVision thin client interface, WorldSoftware applications can be operated through a Windows-based graphical user interface. In addition, WorldVision includes user-friendly Java- and HTML-based graphical user interfaces that allow users to work in a visual environment associated with client/server systems without compromising data integrity, disrupting ongoing operations, or sacrificing existing hardware and software investments. Like OneWorld, WorldSoftware can be augmented by new or enhanced modules from J.D. Edwards 5. Additionally, WorldSoftware customers can migrate fully to OneWorld or J.D. Edwards 5 through direct conversion, co-existence, or hosting. WorldSoftware customers also may choose to continue to license additional WorldSoftware products.

Our Software Product Lines

We offer a wide range of software that helps our customers meet their enterprise needs and collaborate with trading partners. Our current generation of software, J.D. Edwards 5, consists of seven software product lines:

Enterprise Resource Planning—J.D. Edwards ERP applications are designed to improve an organization’s internal operations and provide the infrastructure for collaborative commerce. The ERP applications help customers manage finance, assets (including inventory, fixed assets, and real estate), people, projects, suppliers, and the fulfillment and manufacturing processes. Modules include:

• Enterprise Foundation	• Manager Self-Service

• Financials	• Human Resources Management

• Fixed Asset Management	• Payroll Processing

• Inventory Management	• Project Management

• Order Processing Base	• Expense Management

• Work Order Management	• Time and Expense Management

• Enterprise Asset Management	• Time Accounting

• Resource Assignments	• Real Estate Management

• Employee Self-Service

Customer Relationship Management—J.D. Edwards CRM applications address customer relationships beyond automating sales, marketing, and customer service agent assistance. These applications help manage the customer lifecycle, from customer acquisition to post-sales service and support. Modules include:

• Sales Force Automation	• Advanced Order Configurator

• Contact Center	• CRM Wireless

• Marketing Automation	• Customer Self-Service

• Partner Relationship Management	• Mobile Sales

• Service and Warranty Management	• CRM Mobile Synchronization

Supply Chain Management—J.D. Edwards SCM comprises integrated planning and forecasting, as well as fulfillment and execution applications. Working together, our supply chain products enhance productivity and efficiency for product-driven industries. In addition, J.D. Edwards Supply Chain Planning and Supply Chain Execution software—such as Order Management, Procurement, Warehouse Management, and Transportation Management—enables instantaneous response to events that impact a company’s supply chain. SCM modules include:

Supply Chain Planning	Supply Chain Execution

• Demand Consensus	• Advanced Pricing

• Demand Forecasting	• Sales Order Management

• Strategic Network Optimization	• Advanced Inventory Management

• Tactical Network Optimization	• Agreement Management

• Order Promising	• Quality Management

• Production and Distribution Planning	• Requirements Planning

• Production Scheduling—Discrete	• Manufacturing Management

• Production Scheduling—Process	• Base Configurator

• Advanced Planning Agent	• Warehouse Management

• Supply Chain Console	• Transportation Management

• Bulk Stock Logistics

Supplier Relationship Management—Our SRM offerings go beyond strategic sourcing and e-procurement to improve the connection between enterprises and their suppliers, helping companies compete more effectively. Buyers who exchange information with suppliers by telephone, fax and e-mail cannot adequately react to poor forecasts, supply chain interruptions, and rapid demand changes. Our software provides a solution by linking vital information needed to make informed decisions and respond to supply chain interruption in conjunction with their suppliers. Modules include:

•	Procurement and Subcontract Management

•	Supplier Self-Service

Business Intelligence—J.D. Edwards BI enables companies to extract important information from the data shared among customers, partners and suppliers. Its purpose is to help companies monitor their business activities, identify sources of value, and measure the level of value delivered. A browser-based “dashboard” with gauges can be used to show how the organization performs on an ongoing basis. As users tap different categories of information, new and updated information is automatically pushed to their desktop, phone, fax, and wireless devices. Users can modify their data warehouses and decision-support tools to meet changing information needs. BI products include:

•	Analytical Foundation

•	Business Intelligence Data Marts

•	Data Extraction, Transformation, and Loading

Collaboration and Integration—J.D. Edwards collaboration and integration products help companies change their collaborative commerce strategy over time, as their business needs evolve. Collaboration and Integration includes Extended Process Integration, or XPI™, our middleware offering. XPI allows companies to collaborate with multiple suppliers, customers and business partners by linking disparate systems and applications. XPI also readies organizations for Web services technology. We offer a library of pre-built Extended Business Processes, inter-application and inter-enterprise processes that cross proprietary application boundaries to connect business activity over the Internet. In addition, we market Content Manager, a content creation and change management application that helps users create, manage, and distribute text-based, multi-language content across an organization’s entire global operation. Products include:

• J.D. Edwards Portal	• Inter-enterprise XPI

• Content Manager	• Extended Business Processes

• Content Manager for Implementation	• Integrators

• Enterprise XPI	• Adaptors

Tools and Technology—The tools and technology in J.D. Edwards 5 provide the infrastructure for our collaborative enterprise applications and facilitate development, deployment, and maintenance. In September 2002, we announced our intent to standardize J.D. Edwards 5 applications on IBM’s infrastructure technology. The integration with IBM’s WebSphere Application Server and Portal—with embedded security, Lotus® collaboration tools, and DB2/UDB—leverages open, industry-standard technologies. The pre-integration gives customers lower total cost of ownership over time, ease of use, rapid implementation, easier integration and maintenance, and portal-based accessibility. Our toolset helps businesses understand, implement, use, and change J.D. Edwards software to keep their technology infrastructure in step with changing requirements. The toolset includes:

• System Management Quick Start	• Authoring for Web-Based Training

• Solution Modeler	• Web-Based Courseware

• Autopilot	• Custom Documentation Tool

Our Services

Our services groups strive to promote present and future customer success through timely, high-value professional service and support. We provide a variety of services that help customers implement and adapt our software to their operations, learn how to use the applications, and help the internal value of their technology investments appreciate over time. Our services revenue is derived from consulting, education, and software maintenance and support. Total services revenue was 59%, 70%, and 75% of total revenue for the fiscal years ended October 31, 2000, 2001, and 2002, respectively.

Consulting—Based on 25 years of experience and industry-leading practices, our consultants use a flexible methodology and tools to implement our applications to meet customers’ current and emerging needs. We offer a variety of consulting services to customers including the following:

•	Implementation services for the design and deployment of our enterprise systems

•	Integration services that connect disparate systems within and between companies

•	Technology services that assist with the IT infrastructure and advanced technologies to keep our customers’ systems working well

•	Global enterprise services that help plan and manage complex, multi-site implementations

•	Optimization services that help enhance the performance of applications, plan a new IT project or extend systems to additional areas of operations

In addition to our direct consulting staff, we subcontract a portion of our consulting services to business partners. We also utilize business partners to support our international operations or provide services in countries where we do not have direct operations.

We also maintain alliances with leading consulting companies that contract directly with our customers to provide technology and application implementation support, offering expertise in business process reengineering and knowledge in diversified industries. These partner alliances include leading consulting and integration firms such as Accenture, Cap Gemini Ernst & Young, and IBM Global Services.

Education—We offer comprehensive courses at all levels for our entire software product line and provide expert instructors to teach executives, project teams, end-users, and our business partners. The training options are flexible in order to accommodate customers’ constraints and needs. Also available are personalized training programs using distance learning and other means to improve productivity and encourage self-sufficiency, as well as process flow training to help customers understand not only how our software works but how it interacts with and affects various areas of their operations.

Support—We offer annual maintenance plans to customers that license our software. Customers choose among support options based on their size, systems complexity, in-house resources and budgets. Our four levels of support plans—Bronze, Silver, Gold, and Platinum—are designed in recognition of diverse needs among customers and are aimed at making sure our customers get the maximum benefit from their mission-critical J.D. Edwards applications. Certain of our services are available around the clock—24 hours a day, each day of the week. Support services for the users and administrators of our software applications include access to software updates and such options as 24×7 customer Web portal self-service support; Web discussion groups; 24×7 telephone support coverage; remote diagnostics; and monthly activity reports. Additionally, our support customers may elect to purchase a premium level of service that includes access to our senior consulting resources, choosing among the following offerings:

•	Dedicated account manager—Acts as single point of contact, available on a daily basis to ensure resolution of all maintenance support issues
•	Corporate executive sponsor—Facilitates board-level engagements through twice-yearly visits or communications

•	Consulting services engagement manager—Provides local account representation at steering committee meetings, project planning, and coordination

•	Global enterprise manager—Serves as a worldwide, single point of contact and advocate for our large global customers

Software Engineering

Our software engineering group develops integrated, flexible applications. This approach supports our business goals of delivering software packages that allow rapid customer deployment and a quick time-to-value. Areas of concentration continue to be enterprise resource planning, customer relationship management, supply chain management, supplier relationship management, and business intelligence applications, as well as collaboration and integration, and the tools and technology underlying our solutions.

We have invested and expect to continue to invest substantial resources in research and product development. Our development process is enhanced by frequent solicitation of customer feedback and close contact with customers through our services organizations. Including capitalized internally developed software costs, software purchased from third parties and outsourced development, research and development expenditures were $160.3 million, $138.2 million and $145.1 million for the fiscal years ended October 31, 2000, 2001, and 2002, respectively. Of these total amounts, the third-party product rights and outsourced development costs were $31.4 million, $9.1 million, and $3.3 million for the fiscal years ended October 31, 2000, 2001, and 2002, respectively. As of October 31, 2002, our software engineering organization had 1,274 employees, the majority of whom were located in Denver. We also have development centers in Chicago, Toronto, and Charlotte. In addition, we recently implemented an initiative to expand our software engineering operations with an outsourcing arrangement in India.

During fiscal 2002, we devoted software engineering resources primarily to major enhancements and new products associated with the J.D. Edwards 5 solution family. In addition to our own research and development activities, we outsourced the development of software and acquired source code rights for certain enterprise interface applications and other embedded technology.

By forming relationships with other organizations, we are better able to manage internal software engineering resources and offer our customers a broad spectrum of products and services. Our technology and product alliance partners provide us and our customers with compatible products and technology. For example, in September 2002, we announced our intent to standardize J.D. Edwards 5 applications on IBM’s infrastructure technology, or middleware.

Our software applications are developed and enhanced using OneWorld, WorldSoftware, and other toolsets. We believe the use of these toolsets provides such advantages as increased productivity, code consistency, and improved quality. Our development technologies group is responsible for the development of toolsets and the underlying technologies of our software. The WorldSoftware technology team concentrates primarily on maintaining the toolset and underlying technologies for WorldSoftware.

Application development teams use the toolsets created by the development technologies group to create and enhance application modules. These software engineers are responsible for developing, enhancing, and maintaining applications and for integrating our software across the entire J.D. Edwards 5 product family. We provide toolsets to enable application programming in a write-once, deploy-on-multiple-platforms-and-technologies manner. Our focus on developing browser-based solutions facilitates this process.

Sales, Marketing and Distribution

We market and license our products worldwide through our direct sales and marketing organizations and our business partner channels. We have software distribution centers in the United States and Ireland. Our marketing strategy is two-pronged: create greater brand awareness of J.D. Edwards among all valued constituents and stimulate demand for software and services for specific vertical and segment markets in key geographies worldwide. In support of this strategy we engage in a variety of corporate, product, or industry-focused campaigns that include advertising, public relations, industry analyst relations, direct mail, Web-based marketing, trade shows, telemarketing, and collateral materials. In marketing our solutions, we frequently engage in a lengthy sales cycle of up to 18 months and expend substantial time, effort, and resources educating prospective customers on the long-term value of investing in our software and services.

We market to defined vertical markets and sub-segment categories in the manufacturing and distribution, project and service oriented, and asset-intensive industries. In North America we market primarily through direct channels. In Europe, the Middle East, and Africa, we use both direct and indirect channel resources. In several countries in Latin America and Asia, as well as certain other geographic areas, we primarily use indirect channels. We also use indirect channels to reach certain specific market segments, including smaller customer prospects. As of October 31, 2002, we employed 266 direct account executives, and we had 18 United States offices, 40 international offices, and reseller and distributor partners with offices throughout the world. International revenue as a percentage of total revenue was 35%, 36%, and 37% in the fiscal years ended October 31, 2000, 2001, and 2002, respectively. We license our software to customers under perpetual licenses. Our services are offered and priced separately.

Our business partner programs include strategic partnerships with hardware platform manufacturers, operating systems vendors, software and database developers, resellers, and system integrators that complement our software and services. Our alliances range from large global technology and consulting firms to small organizations in places where we do not have a direct presence.

All partners must meet specific minimum requirements, including revenue commitments, references, technical support, minimum technology investments, financial commitments, business plans, demonstrated ability to work with our other partners, and other requirements depending on the type of partnership. We have introduced programs to help our partners become more successful and to open new markets not currently served by us directly. Our business partner relationships consist of the following groups:

• Consulting alliances	• Product alliances

• Service partners	• Managed application services partners

• Technology alliances	• Channel partners

Customers

Currently, we have approximately 6,600 customers. Our installed base of customers is widespread geographically and highly diversified in terms of size and industry groups represented. Customers use our software at nearly 10,000 sites in more than 110 countries. During each of the last three fiscal years, no customer accounted for more than 10% of total revenue.

Competition

J.D. Edwards competes in the enterprise software solutions market, with distinct competencies in enterprise resource planning, customer relationship management, supply chain management, supplier relationship management, and business intelligence applications, collaboration and integration, and tools and technology solutions. Our products are designed and marketed for multiple platforms, including IBM eServer iSeries, NT and UNIX, including use over the Internet. This market is highly competitive, subject to rapid technological change, and significantly affected by new product introductions. We have expanded our technology into a number of new business areas to foster long-term growth, including CRM and Web-based technologies. In addition, we have entered into and invested in a number of strategic partnership relationships in these same areas. These markets present different competitive factors than the traditional enterprise software market.

We compete with many software vendors offering software products, as well as with suppliers that develop custom business application software. Our competitors include:

•
ERP software vendors such as Oracle Corporation, SAP AG, PeopleSoft, Inc., Intentia, IFS, and Microsoft Business Solutions—each of which currently offers enterprise software solutions that compete with our products

•	SCM software vendors, including i2 Technologies, Inc. and Manugistics Group, Inc.

•	CRM software vendors, including Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP AG, and Microsoft Business Solutions

•
Other business application software vendors that may broaden their product offerings by internally developing, acquiring, or partnering with independent developers of advanced planning and scheduling software

•	Custom-developed business applications software developed by systems consulting groups and IT departments of potential customers

We must operate profitably while competing against companies that may have greater financial, technical, or marketing resources. Some competitors have become more aggressive with their payment terms, discounting practices, and service arrangements, thus making total cost of ownership and product differentiation more important. Moreover, several of our competitors have well-established relationships with our current or potential customers. These relationships could prevent us from competing effectively in divisions or subsidiaries of such customers. Many of our competitors also offer vertical applications to mid-sized organizations, a market where we earn a substantial portion of our revenue.

We believe our differentiation is in marketing and delivering solutions that enable collaboration, solve customers’ most important business problems, and facilitate organizational change, including services that meet market demands and customer expectations. We believe the principal differentiating factors affecting the competitive market for our software products are as follows:

•	Total cost of ownership

•	Product flexibility and interoperability

•	Responsiveness to individual customer needs

•	Product functionality and collaborative capability

•	Industry knowledge

•	Ability to execute on-time, on-budget implementations

•	Product performance and features

•	Ease of use

•	Quality of customer support

•	Vendor and product reputation

•	Product quality and reliability

We believe that we compete favorably with respect to the above factors. See “Risk Factors—The enterprise software market is highly competitive, and we may be unable to successfully compete.”

Proprietary Rights and Licensing

Our success depends, in part, on our ability to protect our proprietary rights. To protect these rights, we rely primarily on a combination of patent, copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions. See “Risk Factors—We have limited protection of our proprietary technology and intellectual property and face potential infringement claims.”

Employees

As of October 31, 2002, we employed 4,954 people full time—1,274 in research and development, 1,099 in sales and marketing, 1,347 in consulting and education, 544 in customer support, and 690 in management and administration. We believe that our continuing success will depend, in part, on our ability to retain a limited number of key employees and other members of senior management, as well as our ability to attract and retain highly skilled technical, marketing, and management personnel who are in great demand. None of our United States employees are represented by a labor union; however, in certain international subsidiaries, our employees are represented by worker councils. We have not had a work stoppage, and we believe that our employee relations are good. See “Risk Factors—We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel.”

Risk Factors

In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, an investor should carefully consider the following risk factors in evaluating our business because such factors currently have a significant impact or may have a significant impact in the future on our business, operating results, or financial conditions.

Unfavorable general economic and market conditions could continue to adversely affect our business.    As a result of unfavorable general economic and market conditions in the United States and internationally, the software industry continues to experience a significant slowdown, resulting in delayed customer purchases, decreased product demand, price erosion, and layoffs. Although we have a diverse client base, we have targeted a number of vertical markets, such as the manufacturing and distribution industries, which have also been significantly impacted by the recent economic downturn. A continued economic downturn in general or in our targeted vertical markets would have a material adverse effect on our business, operating results, cash flows, and financial condition. In turn, this could affect our ability to secure additional financing or raise additional funds to support working capital requirements and to maintain compliance with affirmative and negative covenants, including certain defined financial covenants, in our existing financing arrangements.

Our quarterly operating results may be difficult to predict and may fluctuate substantially, which may adversely affect our stock price.    Our revenue and operating results have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, including the following:

•	A significant number of our license agreements are typically completed within the last few weeks of the quarter.

•	Our sales cycle is relatively long and can vary as a result of expanding our product line and the complexity of a customer’s overall business needs.

•	The complexity and size of license transactions can result in protracted negotiations.

•
The effect of economic downturns and global political conditions may result in decreased product demand, price erosion, work slowdowns and layoffs that may substantially reduce sales of licenses and services.

•
Customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes, or company management.

•	Changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions.

•	The number, timing, and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchase decisions.

Customers make a substantial capital investment when licensing our software. Potential customers spend significant time and resources to determine which software to purchase. Selling our products requires an extensive sales effort because the decision to license software involves evaluation by a significant number of customer personnel in various functional and geographic areas. We also have limited control over many aspects of our customer’s purchase decisions, such as which vendor a customer favors or if the customer chooses to delay or forego a purchase. Due to all of these factors, our sales cycle can range up to 18 months. Since the sales cycle is unpredictable, it is difficult to forecast, and therefore the number of sales and amount of revenue generated from such sales vary from quarter to quarter. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. The failure to complete one or more large sales could have a material adverse effect on our business, operating results, or financial condition.

Our software products typically are shipped when we receive orders. Consequently, license backlog, if any, in a quarter generally represents only a small portion of that quarter’s revenue. As a result, license fee revenue is difficult to forecast due to its dependence on orders received and shipped in that quarter. We also recognize a substantial amount of our revenue in the last month of each quarter. Because many of our operating expenses are relatively fixed, a shortfall in anticipated revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. The timing of large individual transactions is also difficult for us to predict. In some cases, transactions have occurred in quarters subsequent to those anticipated by us. To the extent that one or more such transactions is lost or occurs later than we expected, operating results could be adversely affected.

We historically have experienced and expect to continue to experience a high degree of seasonality, with a disproportionately greater amount of revenue for any fiscal year typically being recognized in our fourth fiscal quarter. Because our operating expenses are relatively fixed in the near term, our operating margins have historically been significantly higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. We believe that such seasonality is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year sales quotas and the tendency of certain customers to finalize licensing contracts at or near our fiscal year end. First quarter revenue historically has slowed during the months of November and December, and our total revenue, license fee revenue, services revenue, and net results in the first fiscal quarter historically have been weaker than those in the immediately preceding fourth quarter. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results might not be a good indication of our future performance. It is likely that during some future quarters we may not meet the expectations of public market analysts or investors. In this event, the price of our common stock may fall, and an investment in our common stock may be materially affected.

Our sales forecasts may not consistently correlate to revenue in a particular quarter.    We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of proposals to our customers, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. Although this analysis provides some guidance in business planning and budgeting, these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenue in a particular quarter or over a longer period of time, partially because of changes in rates at which deals in the pipeline convert to signed contracts that can be very difficult to estimate. The slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled. A variation in the conversion rate of the pipeline into contracts, or in the pipeline itself, could cause us to plan or budget incorrectly, thereby adversely affecting our business or results of operations. In particular, a slowdown in information technology spending or economic conditions can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall license pipeline conversion rate in a particular period of time. Because a substantial portion of our license revenue contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure promptly in response to a decrease in our pipeline conversion rate.

Our future services revenue is dependent on our license contract activity, renewed annual maintenance contracts by existing customers, and our ability to attract and retain key direct revenue-generating consulting employees.    Our ability to maintain or increase services revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may impact our consulting, training, and maintenance services revenue in future periods. Additionally, we historically have generated additional revenue from consulting services, renewed maintenance and licenses of products to our installed customer base. The maintenance agreements are renewable annually at the option of the customers, and there are no mandatory obligations to contract for additional consulting services or to license additional software. If our existing customers fail to renew their maintenance agreements or purchase additional products or services, our revenue could decrease.

An inability to attract and retain key direct revenue-generating consulting employees and/or price erosion in the consulting market could have an adverse effect on our future services revenue. During fiscal 2000 and the first half of fiscal 2001, we had fewer revenue-generating consulting employees and began to see a decline in consulting revenue. In the last half of fiscal 2001, we reassigned existing employees to revenue-generating consulting positions and increased the number of direct service engagements. As a result, consultant utilization and revenue realization improved during the last half of fiscal 2001 and fiscal 2002, and consulting revenue and margins began to improve. Additionally, in fiscal 2002, we initiated an incentive program for our account executives to sell direct implementation engagements, which contributed to the improved utilization of our consultants in fiscal 2002. In the future, we will continue to focus on improving consultant utilization and revenue realization. There is no assurance that we will continue the direct service incentive program or that, if continued, the program will be successful. In addition, there is no assurance that we can attract the appropriate direct revenue-generating consulting employees or have sufficient resources available to perform the implementation services ourselves.

Increases in services revenue as a percentage of total revenue could decrease overall margins and adversely affect our operating results.    We realize lower margins on services revenue than on license revenue. In addition, services which we outsource to third parties generally yield lower gross margins than our service business overall. As a result, if services revenue increase as a percentage of total revenue or if revenue from outsourced services increases as a percentage of total services revenue, our gross margins will be lower, and our operating results may be adversely affected.

The enterprise software industry is highly competitive, and we may be unable to successfully compete.    We compete for customers with a variety of software vendors, including Internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the resource optimization software solutions market segment, providers of financial management systems software products, vendors in the CRM market segment, and numerous small firms that offer products with new or advanced features. Our competitors include:

•
ERP software vendors such as Oracle Corporation, SAP AG, PeopleSoft Inc., Intentia, IFS, and Microsoft Business Solutions, each of which currently offers enterprise software solutions that incorporate applications that compete with our products

•	SCM vendors, including i2 Technologies, Inc. and Manugistics Group, Inc.

•	CRM software vendors, including Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation, SAP AG, and Microsoft Business Solutions, that have a larger installed base of customers than we do

•
Other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of advanced planning and scheduling software

•	Custom-developed business applications software vendors, such as systems consulting groups and IT departments of potential customers

Some of our competitors may have an advantage over us due to their significantly greater name recognition and financial, technical, marketing, and other resources and economies of scale, or their larger installed base. In addition, Oracle Corporation is a competitor whose relational database management system underlies a portion of our installed applications. Some competitors have become more aggressive with their payment terms, discounting practices, and service arrangements, which makes product differentiation even more important. If competitors offer more favorable payment terms, discounting practices, contractual implementation terms, or product or service warranties, or if they offer product functionality that we do not currently provide, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and may adversely affect operating results. Additionally, several of our competitors have well-established relationships with our current or prospective customers. These established relationships might prevent us from competing effectively to sell our products or services to such customers. Many of our competitors also have announced their intention, or have begun, to offer vertical applications to mid-sized organizations, which is the market that comprises a substantial portion of our revenue. A consolidation within the market by one or more of our competitors could substantially impact our ability to compete effectively within the market.

We may be unable to compete effectively if our implementation process is lengthy or if we are forced to offer a significant number of fixed-price service contracts. A lengthy implementation process could result in customer dissatisfaction or damage to our reputation. Our software is complex and affects many different business functions across various functional or geographic areas of an enterprise. This can result in a complex and lengthy implementation process. The implementation process requires the involvement of significant customer resources and can also result in significant risks to the customer. Delays in implementation by our business partners or by us may result in customer dissatisfaction, resulting in litigation and damage to our reputation. This could materially affect our revenue or business. Further, we offer a combination of software, implementation, and support services to our customers. We typically enter into service agreements with our customers to provide consulting and implementation services on a time and materials basis. We have, from time to time, entered into fixed-price service contracts with certain of our customers. These types of arrangements require that we meet certain milestones prior to billing for services. In addition, these arrangements require that reasonably estimate the total hours required from the outset of the contract to completion. Changes in these estimates may result in losses that could adversely impact our results of operations. We believe that such fixed-price service contracts may be offered more frequently by our competitors to differentiate their products and services. As a result, we may be forced to enter into more of these contracts. We can offer no assurance that we can successfully complete these contracts on budget in the future or that our inability to do so would not have a material adverse effect on our business and ability to effectively compete in the market.

The markets in which we compete experience rapid technological change, and we face risks associated with new versions and products and defects that could materially affect our business and revenue.    The software market in which we compete is characterized by rapid technological change, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when products utilizing new technologies are introduced or new industry standards emerge. As a result, the life cycles of our software products are difficult to estimate. To be successful, we must be able to enhance existing products, develop and introduce new products that keep pace with technological development, satisfy our customers’ requirements, and achieve market acceptance. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities, or technologies developed by our competitors will not render our products obsolete. We have addressed the need to develop new products and enhancements primarily through internal software engineering efforts, licensing third-party technology, and acquiring technology. However, if we are unable to develop new software products or enhancements, or if we cannot acquire the necessary technology—or if such products do not achieve market acceptance—our business, operating results, or financial condition may be materially adversely affected.

Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. We have occasionally experienced delays in the scheduled release date of new and/or enhanced products, and we cannot provide any assurance that we will achieve future scheduled release dates. The delay of product releases or enhancements, or the failure of such products or enhancements to achieve market acceptance, could materially affect our business and reputation.

Software products as complex as ours frequently contain undetected errors or “bugs” when first introduced or as new versions are released. Despite extensive testing, some bugs are not discovered until the product has been installed and used by our customers. There can be no assurance that any errors will not result in the delay or loss of revenue, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims. Errors could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products.

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.    We acquired several businesses during the past four fiscal years. In addition, we have acquired product source code rights to help broaden and strengthen our product portfolio. The success of our acquisitions is subject to many risks, including the following:

•	We may find that the acquired company or assets may not further our business strategy or that we paid more than the company or assets are worth.

•	We may encounter difficulties integrating acquired software with our existing products and services.

•	We may experience difficulties integrating the operations and personnel of the acquired businesses.

•	We may experience difficulties in retaining and motivating personnel from the acquired business.

•	We may encounter difficulties training our existing sales force on new product functionality and sales techniques.

•	We may assume product liability or intellectual property liability associated with the sale of the acquired company’s products.

•	Our ongoing business may be disrupted by transition or integration issues, and our management’s attention may be diverted from other business concerns.

•	We may have difficulty maintaining uniform standards, controls, procedures, and policies.

•	The acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue.

•	Our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

We have integrated the operations and have made progress with market acceptance of the products from our completed acquisitions. However, there can be no assurance that we will realize the full benefits that we anticipated from these or any future acquisitions. Our failure to successfully gain market acceptance of these products or to gain market share could seriously harm our business, operating results, and financial condition.

In addition, we may make future acquisitions or enter into other agreements that may not be successful. We may acquire additional businesses, products, and technologies—or enter into joint venture arrangements—that could complement or expand our business. Management’s negotiations of potential acquisitions or joint ventures, and management’s integration of acquired businesses, products, or technologies, could divert their time and resources. Future acquisitions could include the issuance of dilutive equity securities or cause us to incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for in-process research and development and other indefinite-lived intangible assets that could impact our financial condition and operating results.

The results of our recent expansion into new business areas and partnerships, our alignment around certain technologies, and our offshore development initiative are uncertain and may not be successful.    We recently expanded our technology into a number of new business areas, including the areas of CRM, collaborative commerce, or c-commerce, and Internet computing. We also recently entered into an agreement with IBM to standardize our J.D. Edwards 5 applications on IBM’s infrastructure technology, or “middleware.” These areas are relatively new to both our software engineering and sales and marketing personnel. There can be no assurance that we will compete effectively or generate significant revenue in these new areas or that we will be able to provide a product offering that will satisfy new customer demands in these areas. In addition, we utilize Java 2 Enterprise Edition, or J2EE, as a foundation underlying many of our software products. A realignment of our infrastructure or foundation technologies in the future could negatively impact software engineering costs, which, in turn, could adversely affect our revenue. The success of Internet computing and, in particular, our current Internet product offering is difficult to predict because this area of computing represents technology that is relatively new to the entire software industry. In addition, we have invested in a number of partnership relationships in these areas where we may not realize the value equal to our initial investment. For example, during fiscal 2001, we reviewed our business alliances and exited certain reseller arrangements for which prepaid royalty balances existed. During fiscal 2001 we wrote off $20.6 million in prepaid royalties associated with these third-party product arrangements. There can be no guarantee that we will be able to effectively provide a product offering or sell the products we have developed through or with our partners. Accordingly, we could lose a significant amount of the investments we have made in such partnerships. In addition, we recently implemented an initiative to expand our software engineering operations with an outsourcing arrangement in India. There can be no assurance that our software engineering operations will not be impacted negatively by potentially volatile economic or political conditions in India. If our expansion into these new business areas, our relationships with our partners, or our offshore software engineering initiative were not successful, our business, revenue, and stock price could be materially affected.

Our continued growth depends on our ability to develop and maintain our third-party relationships.    To enhance our sales, marketing, and customer service efforts, we have established relationships with a number of third parties, including consulting and system integration firms, hardware suppliers, database, operating system, and other independent software vendors. Many of these third parties also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing enterprise software applications. If we are unable to maintain or expand our relationships with the third parties that recommend, implement, or support our software, our revenue may be materially affected.

We depend on third-party technology that could result in increased costs or delays in the production and improvement of our software offerings.    We license numerous critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we could incur additional software engineering costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margins could significantly decrease.

In some cases, we rely on existing partnerships with other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines.    Our software products can be licensed for use with a variety of popular industry standard relational database management system platforms. There may be future or existing relational database platforms that achieve popularity in the marketplace and that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we are unable to achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations. If we are not able to maintain software performance across accepted platforms and operating environments, our license and services revenue could be adversely affected.

Our restructurings could result in distractions or loss of business.    We underwent restructurings in fiscal 2000 and fiscal 2001 involving, among other things, a substantial reduction in our worldwide workforce. Additionally, in fiscal 2002 we continued to make changes in our business structure, which resulted in minor reductions in workforce. There can be no assurance that, in the future, we will not reduce or otherwise adjust our workforce or that the related transition issues associated with such reductions will not be incurred again. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

Further, we believe that our future success will depend in large part on our ability to attract and retain highly qualified and seasoned directors for our board, as well as our ability to attract, train, motivate and retain highly skilled managerial, technical, sales, and marketing personnel. There can be no assurance that we will not have difficulty attracting or retaining skilled employees as a result of a perceived risk of future workforce or salary or benefit reductions or for other reasons. Moreover, employment candidates may demand greater incentives than we currently offer in connection with their employment. We may grant stock options or other stock-based awards to attract and retain personnel, which could dilute our existing stockholders. The volatility or lack of positive performance of our stock price may adversely affect our ability to retain or attract employees. In addition, a number of persons within our software engineering organization are citizens of other nations and are working in the United States under the federal H-1B visa program. A change in or elimination of the H-1B visa program could negatively impact our ability to hire or retain qualified personnel to perform software translation functions essential to our ability to sell our software internationally, which in turn would negatively impact our ability to perform these services in a cost-effective manner. The failure to attract, train, retain, and effectively manage employees could increase our costs, hurt our development and sales efforts, or cause a degradation in the quality of our customer service and could have a material adverse effect on our business, operating results, or financial condition.

We periodically have realigned our sales and consulting teams, which can be disruptive.    We continue to rely heavily on our direct sales and consulting teams. Effective in fiscal 2003, we sharpened our focus along industry lines, which resulted in a realignment in certain areas within our organization. We have established industry groups, and this verticalization initiative will further focus our go-to-market strategy and make us more responsive to the industry-specific challenges confronting our diverse base of customers. In past years, we have also realigned or made other adjustments to our sales and consulting teams in response to factors such as management changes, product changes, performance issues and other internal considerations. Changes in the structure of these teams have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenue in one or more quarters. Future realignment of our sales and consulting teams may result in similar transition issues and may have a negative impact on revenue in one or more quarters.

We continue to derive a large portion of our total revenue from customers who use the IBM iSeries platform.    We continue to be dependent on customers using our software products on the IBM iSeries platform. Although the percentage of our revenue from the iSeries declined during fiscal 2001 and 2002, a significant portion of our installed base of customers continues to use our software on the iSeries platform. We will continue to offer enhanced software products for and maintain a focus on the iSeries market, but there is no guarantee that our customers will license, or purchase support contracts for, these enhanced software products. If our efforts to maintain a focus on the iSeries market are unsuccessful and if we lose installed-base customers or iSeries market share, we may suffer material adverse effects to our revenue and business. In addition, there can be no assurance that new technologies developed and marketed by our competitors will not erode our product differentiation or render our iSeries products obsolete, whereby our revenue and business could be materially adversely affected.

Our international operations and sales subject us to various risks associated with growth outside the United States.    We market and license our products in the United States and internationally, and we derive a substantial portion of our revenue from customers outside the United States. Our international operations are subject to a variety of risks, including:

•	General economic and political conditions in each country or region

•	Compliance with international laws and regulatory requirements, including import and export licensing regulations, trade restrictions, and changes in tariff rates

•	Reduced protection for intellectual property rights in some countries

•	The potential exchange and repatriation of foreign earnings

•	Cost and sourcing issues surrounding localization and translation of products

•	Difficulties in staffing and managing international operations

•	Difficulties in collecting accounts receivable and longer collection periods

Due to the volatile business and economic conditions in international markets, we continue to closely monitor our investments in international areas to ensure that such opportunities are deemed appropriate and are consistent with our overall future growth strategies. We have incurred operating losses in a number of geographic areas for certain periods, including Asia and certain European countries. With our worldwide performance continuing to be negatively affected by certain economic conditions, risks associated with these international investments may not be mitigated by the broad geographic diversity of our customers. As a result, our investments in some international areas have had, and may continue to have, a material negative impact on our future financial condition and results of operations. Our success in expanding our international operations depends, in part, on our ability to anticipate and effectively manage these and other risks, some of which are out of our control. We cannot guarantee that these or other factors will not materially adversely affect our business, operating results, or financial condition.

A significant portion of our revenue is received in currencies other than U.S. dollars, and, as a result, we are subject to risks associated with foreign exchange rate fluctuations. The net effect from changes in the value of major foreign currencies relative to the U.S. dollar and their effect on our consolidated total revenue were immaterial during fiscal 2000 and fiscal 2001. Foreign exchange rates may adversely affect our total revenue throughout fiscal 2003 if the U.S. dollar strengthens relative to foreign currencies. There can be no assurances that we will be able to successfully address these challenges in the near term. Included in other income and expense were net foreign exchange transaction losses of $422,000 and gains of $742,000 and $50,000 in fiscal years 2000, 2001, and 2002, respectively. Due to the substantial volatility of foreign exchange rates, there can be no assurance that our hedging activities will effectively limit our exposure or that such fluctuations will not have a material adverse effect on our business, operating results, or financial condition.

Our stock price is volatile, and there is a risk of securities litigation.    The trading price of our common stock has, in the past, and may, in the future, be subject to wide fluctuations in response to factors including, but not limited to, the following:

•	Quarterly variations in our results of operations or those of our competitors that fail to meet the expectations, published or otherwise, of the investment community

•	Reduced investor confidence in equity markets, due in part to recent corporate collapses

•	Changes in recommendations or financial estimates by securities analysts

•	Speculation in the press or analyst community

•	Wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies

•	Changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products, or product categories

•	Conditions and trends in the software industry in general

•	Changes in economic and market conditions either generally or specifically to particular industries

•	Changes in interest rates

•	Changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors

•	Announcements of technological innovations or new products or product enhancements made by us or our competitors

•	Developments with respect to our or our competitors’ patents, copyrights, or other proprietary rights

•	Changes in management

•	Rumors or dissemination of false and/or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods

•	Adoption of new accounting standards affecting the software industry

•	Domestic or international terrorism

Fluctuation in the price of our common stock may expose us to the risk of securities class-action lawsuits. Defending against such suits has in the past and could in the future result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability. There can be no assurance that there will not be lawsuits in the future.

We have limited protection of our proprietary technology and intellectual property and face potential infringement claims.    Our success depends, in part, on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret, and trademark laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, partners, and customers. We currently have nine

U.S. patents, one Canadian patent, and one Japanese patent directed to various aspects of our software application suites. We pursue the registration of certain of our trademarks and service marks in the United States and in certain other countries. However, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark, and trade-secret protection may not be available in other jurisdictions.

We generally enter into confidentiality or license agreements with our employees, customers, consultants, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Additionally, through the use of an escrow arrangement, we have granted many of our customers a contingent future right to use our source code solely for internal maintenance services. If our source code is accessed through the escrow, the likelihood of misappropriation or other misuse of our intellectual property may increase. Preventing or detecting unauthorized use of our products is difficult. There can be no assurances that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of others’ proprietary rights, or to defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect our business, operating results, or financial condition.

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

We may receive notice of claims of infringement of other parties’ proprietary rights in the normal course of business. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that such infringement or invalidity claims will not be asserted or prosecuted against us. Defending such claims, regardless of their validity, could result in significant costs and diversion of resources. Such assertions or defense of such claims may materially and adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If such claims are asserted against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms.

We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. There can be no assurance that these third-party licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any of these licenses would result in delays or reductions in product shipments until we could identify, license, or develop and integrate equivalent technology. Any such delays or reductions in product shipments would materially and adversely affect our business, operating results, or financial condition. Although we are generally indemnified by third parties against claims that such third parties’ technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure in the event that technology licensed from a third party infringes on another party’s proprietary rights. We currently do not maintain liability insurance to protect against this risk. There can be no assurance that such infringement claims will not be asserted against us or that such claims would not materially affect our business. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

We sometimes incorporate “open source” or “shareware” code developed by third parties into our software products. While the functionality of all such code is thoroughly tested before going into our products, the origins of the code are sometimes difficult to determine, and open source or shareware code is often obtained under a license that disclaims all warranties and provides for no maintenance or support. The risks of using such code include possible liability for infringing the intellectual property of third parties, possible liability for undetected viruses, and potential maintenance and support problems. In addition, if these problems were to arise, it is possible that we could be forced to incur additional royalty obligations and/or incur the expense of developing “work around” code to maintain the functionality of our products.

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

Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the defects listed above, such provisions may not be effective. Existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions could affect their enforceability. To date, we have not experienced any material outcomes with respect to such product liability claims, but there can be no assurance that this will not occur in the future. Because our products are used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.

Terrorist activities or resulting military actions could adversely affect our business.    The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to attacks and other threats, the United States is actively contemplating and pursuing support for further military force to pursue those behind these attacks and is initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action in Afghanistan and, potentially, Iraq, and heightened security measures in response to such threats may continue to cause significant disruption to commerce throughout the world. To the extent that such disruptions result in instability of capital markets, the imposition of further import and export restrictions, reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, reductions of engineering resources, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected. Additionally, terrorist attacks present a potential threat to communication systems, information technology and security, damage to buildings and their contents, and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices, which could involve significant capital expenditure and result in loss of focus and distraction of management and development and sales employees. Moreover, an actual or perceived increase in risk of travel due to further terrorist activity may impair our ability to demonstrate products and meet with prospective customers, which may, in turn, adversely affect our ability to close sales and meet projected forecasts.

Changes in our product offerings, licensing practices, or revenue recognition accounting standards may require, under certain circumstances, that we defer recognition of license revenue for a significant period of time after entering into a license agreement, which, in turn, could negatively impact our financial results.    We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions,” as well as Technical Practice Aids, or TPA, issued from time to time by the American Institute of Certified Public Accountants. In addition, we have adopted Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” which provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. In general, we recognize license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Although our standard form license agreement contains the criteria necessary for us to recognize revenue at the time we initially deliver software or perform services, we may negotiate and modify these terms in some transactions at the inception of the relationship. In certain circumstances, we may be unable to negotiate terms and conditions that permit revenue recognition at the time a license agreement is executed. We may have to delay recognizing license and/or services related revenue for a significant period of time under various types of transactions, including: (1) transactions that include both currently deliverable software products and software products that are under development or contain other currently undeliverable elements; (2) transactions where the customer demands services that include significant modifications, customizations, or complex interfaces that could delay product delivery or acceptance: (3) transactions that involve significant acceptance criteria or identified product-related performance issues; and (4) transactions that include contingency-based payment terms or fees. Under these types of transactions, revenue would be booked incrementally over the period of the software implementation, or, to the extent that we are unable to reliably estimate the total hours required to complete an installation, we may be required to defer recognition of revenue until the completion of the installation.

While we believe that we are currently in compliance with existing software revenue recognition standards, those standards continue to evolve and may change over time as the accounting profession provides additional guidance on their application. The issuance of new interpretations could lead to unexpected reductions in recognized revenue. They could also significantly impact our business practices, resulting in increased administrative costs, lengthened sales cycles and other changes, which could adversely affect our results of operations. Refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” in this Annual Report on Form 10-K for further details on our revenue recognition policy.

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.    We currently account for the issuance of stock options under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting-standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and could increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our results of operations.

It may become increasingly expensive to obtain and maintain liability insurance.    We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and, when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

Control by existing shareholders could significantly influence matters requiring stockholder approval.    As of December 4, 2002, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 31% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of J.D. Edwards or limit the price investors might be willing to pay for our stock.    Certain provisions of our

Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include the existence of a classified board and the adoption of a Stockholder Rights Agreement, commonly known as a “poison pill.” Under the Stockholder Rights Agreement, we issued a dividend of one right for each outstanding share of common stock to stockholders. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. These provisions and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of J.D. Edwards, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

Item 2.    Properties

Our corporate headquarters and executive offices are in Denver, Colorado, where we lease approximately 743,000 square feet of space in multiple facilities. The leases on these facilities expire in 2004. We also lease approximately 344,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, we lease approximately 466,500 square feet of office space in countries outside the United States, used primarily for sales and support offices. Expiration dates on sales and support office leases range from 2003 to 2023. See Note 11 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-6, for information regarding our obligations under facilities leases and financing activities.

Item 3.    Legal Proceedings

We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Our Executive Officers

Our Executive Officers and their ages as of December 6, 2002, are as follows:

Name	Age	Position(s)
Robert Dutkowsky	47	Chairman of the Board, President, and Chief Executive Officer

Richard Allen	45	Executive Vice President, Finance and Administration, and Chief Financial Officer

Leslie Wyatt	52	Senior Vice President and Chief Marketing Officer

Harry Debes	51	Senior Vice President, Americas Sales and Consulting Services

Richard Mathews	38	Senior Vice President, International Sales

David Siebert	44	Group Vice President, WorldSoftware and Channel Operations

Michael Madden	40	Group Vice President, Software Engineering and Chief Technology Officer

Pamela Saxton	50	Vice President of Finance, Corporate Controller, and Chief Accounting Officer

Richard Snow, Jr.	57	Vice President, General Counsel, and Secretary

Robert Dutkowsky has been President and Chief Executive Officer of J.D. Edwards since January 2002 and Chairman of the Board since March 2002. Mr. Dutkowsky joined J.D. Edwards from Teradyne, Inc., where he served as President of its Assembly Test Division from October through December 2001. From April 2000 through October 2001, Mr. Dutkowsky acted as Chairman, President, and Chief Executive Officer of GenRad, Inc., which was acquired by Teradyne in October 2001. Prior to joining GenRad in 2000, Mr. Dutkowsky was with EMC, where he served as Executive Vice President responsible for global sales, marketing, alliances, and customer service from October 1997 until its acquisition by Data General in 1999. He served as President of Data General in 1999 after its acquisition of EMC. Previously, Mr. Dutkowsky held management positions at IBM during his 20-year employment with the company. Mr. Dutkowsky holds a B.S. degree in industrial and labor relations from Cornell University, and is a member of the board of directors of Network Associates.

Richard Allen has been Executive Vice President, Finance and Administration, since May 2000. He has served as Chief Financial Officer and Assistant Secretary of J.D. Edwards since January 1990. Prior to his promotion to Executive Vice President, Mr. Allen served as Senior Vice President, Finance and Administration, from November 1997 through April 2000, as Vice President, Finance and Administration, from January 1990 through October 1997, and as Treasurer from January 1990 to April 2000. Mr. Allen acted as Controller of J.D. Edwards from August 1985 to September 1994 and as Secretary from March 1986 to January 1990. Mr. Allen holds a B.S. in business administration from Colorado State University.

Leslie Wyatt has been Senior Vice President and Chief Marketing Officer since February 2001. Mr. Wyatt most recently served as Senior Vice President, Worldwide Marketing, of Harbinger Corporation, an e-commerce software provider from October 1997 to January 2001. Before that he held various positions during his 17-year employment at Texas Instruments, including Director of Strategic Marketing for Texas Instruments Software. Mr. Wyatt holds a B.S. in software design from Arizona State University and an M.S. in computer science from Arizona State University.

Harry Debes has been Senior Vice President, Americas Sales and Consulting Services, since August 2001. From May 2001 until August 2001, Mr. Debes served as a consultant to J.D. Edwards. Mr. Debes joined J.D. Edwards from GEAC Enterprise Solutions Americas, where he served as President of GEAC Americas from March 1999 to May 2001. Prior to that, he spent more than eight years as the managing director for GEAC Americas’ Asia Pacific business. Mr. Debes holds a B.A. in history from the University of Toronto and an M.B.A. with an accounting major from McMaster University.

Richard Mathews has been Senior Vice President, International, since May 2001. From March 2000 to May 2001 he was Vice President and Managing Director of J.D. Edwards Australia Pty Limited. He served as Chief Operating Officer, J.D. Edwards New Zealand Limited, from November 1, 1998, until its acquisition by J.D. Edwards in February 2000 and as General Manager of J.D. Edwards New Zealand Limited from September 1994 through October 1998. Mr. Mathews holds a bachelor of commerce in accounting and a B.S. in mathematics from the University of Otago in New Zealand.

David Siebert has been Group Vice President, WorldSoftware, since June 2001. Mr. Siebert served as Group Vice President of Channel Operations from June 2000 to June 2001. From November 1997 to June 2000, he was Business Unit Director of the United States Central area. From May 1996 to November 1997, he was Industry Marketing Director and Director of Worldwide Marketing Consulting. Mr. Siebert holds a B.A. in business administration from Bethel College and an M.B.A. in operations management from DePaul University.

Michael Madden has been Group Vice President, Software Engineering, since September 2001 and Chief Technology Officer since August 2000. Prior to his promotion to Group Vice President, Mr. Madden served as Vice President, Development Technologies, and Director of Run-Time Technology and Design Tools. Mr. Madden joined J.D. Edwards in June 1998, coming from Digital Equipment Corporation, where he had spent the prior 12 years in various capacities, ending with a leadership position for DEC’s mobile computing offerings. He holds a master’s degree in electrical engineering and a bachelor’s degree in applied mathematics, both from the University of New Hampshire.

Pamela Saxton has been Vice President of Finance, Controller, and Chief Accounting Officer since joining J.D. Edwards in September 1994. Ms. Saxton spent the prior 20 years in various financial management positions with global public companies, including Cyprus Amax Minerals Company, Amax Gold Inc., and Petro-Lewis Corporation. Ms. Saxton holds a B.S. in accounting from the University of Colorado.

Richard Snow, Jr., has been Vice President, General Counsel, and Secretary since joining J.D. Edwards in January 1990. He holds a B.S. in business administration from the University of California, Berkeley, and a J.D. from California Western University Law School.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the NASDAQ National Market under the symbol “JDEC.” The following table sets forth the high and low closing sale prices per share of our common stock for the fiscal periods indicated.

	High	Low
2001
First Quarter	$29.00	$15.00
Second Quarter	15.13	6.89
Third Quarter	14.14	7.94
Fourth Quarter	13.03	6.10
2002
First Quarter	$16.95	$7.53
Second Quarter	18.21	10.70
Third Quarter	13.75	8.49
Fourth Quarter	14.17	8.55

As of December 4, 2002, there were 1,145 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividend on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future. The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Consolidated Financial Data

The consolidated statements of operations data provided for the years ended October 31, 2000, 2001, and 2002, and the consolidated balance sheet data as of October 31, 2001 and 2002, are derived from, and are qualified by reference to, our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended October 31, 1998 and 1999, and the consolidated balance sheet data as of October 31, 1998, 1999, and 2000, are derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results for any future period. We have never declared or paid any cash dividend on our common stock. See Consolidated Financial Statements and related notes under Item 15(a). The following selected consolidated financial data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended October 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue:
License fees	$386,081	$312,817	$419,103	$271,869	$227,021
Services(1)	578,061	663,043	603,911	622,399	677,436

Total revenue	964,142	975,860	1,023,014	894,268	904,457
Costs and expenses:
Cost of license fees (including write-offs of certain third-party product arrangements of $20,566 in fiscal 2001)	43,404	29,882	59,963	64,189	34,762
Cost of services(1)	379,849	439,922	388,030	344,176	324,850
Sales and marketing	261,400	334,201	367,050	292,758	275,566
General and administrative	83,450	94,241	97,556	91,963	90,418
Research and development	89,401	109,206	116,866	99,943	123,292
Amortization of acquired software and other acquired intangibles and acquisition-related deferred compensation(2)	—	9,488	25,044	27,388	22,257
Acquired in-process research and development(2)	—	26,141	—	—	4,600
Restructuring and other related charges(3)	—	—	28,016	25,621	1,546

Total costs and expenses	857,504	1,043,081	1,082,525	946,038	877,291
Operating income (loss)	106,638	(67,221)	(59,511)	(51,770)	27,166
Other income (expense):
Interest and dividend income	15,294	19,324	14,980	13,081	6,472
Gains (losses) on equity investments and product line sale	—	—	24,582	(8,516)	(545)
Interest expense, foreign currency gains (losses) and other, net	(3,729)	(268)	(683)	(1,115)	465

Income (loss) before income taxes	118,203	(48,165)	(20,632)	(48,320)	33,558
Provision for (benefit from) income taxes(4)	43,735	(8,941)	(5,210)	131,433	(12,635)

Net income (loss)	$74,468	$(39,224)	$(15,422)	$(179,753)	$46,193

Net income (loss) per common share(5):
Basic	$0.76	$(0.37)	$(0.14)	$(1.61)	$0.39

Diluted	$0.68	$(0.37)	$(0.14)	$(1.61)	$0.38

Shares used in computing per share amounts:
Basic	98,264	105,378	109,376	111,778	118,305
Diluted	109,993	105,378	109,376	111,778	121,414

	October 31,
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$183,115	$113,341	$180,674	$231,952	$302,830
Short- and long-term marketable securities and other investments	351,194	309,110	156,892	2,217	17,504
Restricted cash, cash equivalents, and investments(6)	—	—	—	15,960	35,995
Total assets	950,473	940,528	951,041	661,132	809,653
Total long-term liabilities	27,546	6,431	11,352	7,807	12,271
Common shares subject to repurchase, at redemption amount(7)	—	—	89,113	—	—
Stockholders’ equity	583,996	592,720	470,998	299,059	441,885

(1)
In fiscal 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred.” Our financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $30.2 million, $31.6 million, $21.9 million, $20.3 million, and $19.6 million for fiscal 1998, 1999, 2000, 2001, and 2002, respectively, have been reflected in services revenue and cost of services. This change had no effect on operating income or net income or loss for any periods presented.

(2)
Our business acquisitions resulted in amortization of acquired intangible assets and the write-off of in-process research and development. Additionally, during fiscal 2001 and fiscal 2002, we wrote off $2.5 million and $365,000, respectively, for the impairment of acquired workforce related to our business acquisitions. See Note 1 of Notes to Consolidated Financial Statements in Item 15.

(3)
In fiscal 2000 and 2001, our Board of Directors approved two separate global restructuring plans resulting in charges to operations. For a discussion on the restructurings, see Note 7 of Notes to Consolidated Financial Statements in Item 15.

(4)
During fiscal 2001, we provided a non-cash valuation allowance to fully offset the net deferred tax asset at October 31, 2001. The deferred tax benefit may still be used to the extent we generate taxable income in future periods. During fiscal 2002, we made an election to carryback tax net operating losses to the past five prior years under a recent Internal Revenue Code amendment, which resulted in a one-time tax benefit of $18.6 million. See Note 6 of Notes to Consolidated Financial Statements in Item 15.

(5)	For a discussion of the computation of earnings per common share and weighted-average common shares outstanding, see Note 1 of Notes to Consolidated Financial Statements in Item 15.
(6)
During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we designated $16.0 million and $19.4 million of existing collateral as restricted cash and cash equivalents under certain of our lease agreements for our corporate headquarters. See Note 11 of Notes to Consolidated Financial Statements in Item 15.

(7)
At October 31, 2000, we held certain forward purchase contracts requiring full physical settlement, and the aggregate redemption cost of $89.1 million was included in temporary equity with a corresponding decrease in additional paid-in capital. At October 31, 2001 and 2002, there were no forward contracts outstanding requiring the future purchase of common stock. See Note 4 of Notes to Consolidated Financial Statements in Item 15.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1: Business—Risk Factors.”

J.D. Edwards develops and markets collaborative enterprise software, and provides consulting, education and support services. Our offerings are differentiated by a practice of listening to customers, innovating on their behalf, and delivering solutions as part of a results-oriented relationship. We aim to make our customers stronger, enabling them to solve their most important business challenges. Our software applications help customers integrate various aspects of their businesses—from managing relationships with suppliers, employees, and customers to processing transactions and analyzing internal business information. Founded in March 1977, J.D. Edwards develops software in 21 languages that is used by approximately 6,600 mid-market and large customers in more than 100 countries. We have nearly 5,000 employees in 18 United States offices and 40 international offices. We maintain relationships with major technology and platform providers, consulting firms, and product alliance partners.

Critical Accounting Policies

Management’s Discussion and Analysis of our financial condition and financial results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Capitalized software development costs

•	Acquired intangible assets

•	Income taxes

For a detailed discussion on the application of these and other accounting policies, as well as other disclosures required by GAAP, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for October 31, 2002, beginning on page F-6.

•
Revenue recognition.    We derive revenue from two primary sources: software licenses and services, which include direct consulting, software maintenance support, customer education, fees generated through subcontracted third-party arrangements, and referral fees. We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions,” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. In addition, we have adopted Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” which provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB No. 101 during the fourth quarter of fiscal 2001 did not have a material impact on our consolidated financial position, results of operations, cash flows, or current licensing or revenue recognition practices. We exercise judgment in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.

We recognize license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. Our customary shipping terms are free on board, or FOB, shipping point. For license transactions with undelivered elements, the fair value of the fees associated with those undelivered elements is recorded as deferred revenue and recognized once such elements are delivered. Typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due assuming all other conditions for revenue recognition have been satisfied.

Consulting and education services are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of our software products. Revenue from these services is recognized separately from the license fees because the arrangements qualify as “service transactions” as defined by SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realization of the software license fee. Generally, revenue from time and materials consulting contracts and education services are recognized as services are performed.

Maintenance revenue from agreements for supporting and providing periodic unspecified upgrades to licensed software is recorded as unearned revenue and is recognized ratably over the support service period, which in most instances is one year. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades.

Contract accounting is utilized for fixed-price contracts and those requiring significant software modification, development, or customization. In such instances, the entire arrangement fee, including both software licenses and services, is accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” whereby license and consulting services revenue is recognized, generally using the percentage-of-completion method measured on labor hours. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization, efficiency variances, and changes to specification and testing requirements.

We anticipate that the majority of our arrangement fees will continue to be recognized as described above. We do not require collateral for receivables; however, an allowance is maintained for potential losses. Revenue results are difficult to predict and are subject to highly complex accounting guidelines. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

•
Allowance for doubtful accounts.    We make judgments related to our ability to collect outstanding accounts receivable. We provide allowances for receivables when their collection becomes doubtful by recording a reduction to revenue. Provisions are made based on a review of all significant outstanding receivables. Generally, we determine the allowance based on our assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to us, an increase in the provision for doubtful accounts would be required. Conversely, if our historical collection experience shows considerable improvement, the allowance for doubtful accounts may be reduced accordingly. When a receivable for which an allowance has previously been recorded is written off, the allowance for doubtful accounts is reduced accordingly. Adjustments to the provisions for doubtful accounts could materially affect our results of operations.

•
Capitalized software development costs.    We capitalize internally developed software costs, software purchased from third parties, and outsourced software development costs in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our internally developed software costs include application and tools development, testing, translation, and localization costs incurred in producing software to be licensed to customers. We also contract with third parties to develop or test software that will be licensed to customers, and these costs are capitalized. In addition, from time to time we purchase source code or product rights from third parties that will be integrated with our software. The fees paid to third parties are a component of capitalized software costs. Capitalization of development costs related to these software products begins once the technological feasibility of the product is established. Based on our software engineering process, technological feasibility is established upon completion of a detailed program design or working model. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

Under SFAS No. 86, amortization of capitalized software development costs is computed as the greater of: (a) the amount determined by ratio of the product’s current revenue to its total expected future revenue; or (b) the straight-line method over the product’s estimated useful life, generally three years. During all periods presented herein, we used the straight-line method to amortize such capitalized costs. Research and development, or R&D, costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) and routine enhancements are expensed as incurred because of the short time frame between the determination of technological feasibility and the date of general release of related products.

We are required to 1) use professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and 2) evaluate software development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining, and disposing of the product. Any write-downs of capitalized software are not subsequently restored, and the net realizable value at the close of an annual fiscal period becomes the amount capitalized and amortized for future accounting purposes.

•	Acquired intangible assets. We account for our purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations.” We allocate the cost of acquired companies to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets, such as acquired software, are amortized to expense over their estimated lives, while in-process research and development, or IPR&D, if any, is recorded as a one-time charge at the acquisition date.

Most of the entities we acquire do not have significant tangible assets and, as a result, the majority of the purchase price is typically allocated to identified intangible assets or goodwill, which increases future amortization expense and the potential for impairment charges that we may incur. Accordingly, the allocation of the purchase price to intangible assets has a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to identified intangible assets or goodwill requires that we make significant assumptions and estimates, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of goodwill and other intangible assets could occur.

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” for fiscal 2003 on November 1, 2002. Accordingly, beginning November 1, 2002, our in-place workforce and customer-base intangible assets will be combined with the remaining goodwill associated with pre-July 1, 2001, business acquisitions, the total of which will no longer be amortized. Software and other intangible assets will continue to be amortized over their expected useful lives, which are generally three years. We will measure the combined goodwill as part of the transition provisions during the first quarter of fiscal 2003. Additionally, we are required to measure the combined goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Any impairment resulting from the transition test will be recorded and recognized as a change in accounting principle. We anticipate that the adoption of SFAS No. 142 will not have a material impact on our business acquisitions completed prior to June 30, 2001, as the majority of our goodwill and other intangible assets related to those acquisitions were amortized by October 31, 2002. We cannot determine the future extent of impairment, if any, until such impairment review is completed.

•
Income taxes.    We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final exposure of these matters will not be materially different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made.

We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results, and ongoing prudent and feasible tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount we have recorded. Such adjustments, if any, may have a material impact on our results of operations.

Results of Operations

During fiscal 2002, we focused on delivering consistent, profitable growth, and we continued to improve execution and financial performance. Our financial results for fiscal 2002 reflected net income of $46.2 million, or $0.38 per share, compared to a net loss of $179.8 million, or $1.61 per share for fiscal 2001. The net loss for fiscal 2001 included an income tax provision of $131.4 million, which reflected a non-cash valuation allowance to fully reserve our deferred tax assets. This non-cash valuation allowance was recorded primarily due to the uncertainties surrounding the realization of the deferred tax assets resulting from our cumulative operational losses in fiscal 1999, fiscal 2000, and fiscal 2001. The benefit of the deferred taxes may still be used to the extent we generate taxable income in future periods. The net income for fiscal 2002 included a tax benefit of $12.6 million, primarily due to a one-time tax benefit from an election to carryback tax net operating losses, or NOLs, to the prior five years pursuant to a recent Internal Revenue Code amendment.

Our income before taxes improved to $33.6 million in fiscal 2002 from a loss before income taxes of $48.3 million in fiscal 2001. The improvement in financial performance was primarily the result of lower operating expenses resulting from the full year impact of organizational changes effected as part of our fiscal 2001 restructuring plan and continued focus on cost reductions in fiscal 2002. License fee revenue declined 16% to $227.0 million in fiscal 2002 compared to $271.9 million in fiscal 2001 due to the general downturn in the global economy and lower customer spending on application software compared to last year. The decline in license revenue was offset by an increase in services revenue of 9% to $677.4 million for fiscal 2002 from $622.4 million for fiscal 2001. The increase was primarily due to higher maintenance and consulting revenue resulting from our growing installed base of customers and our focus on improved realization from service engagements.

Based on our improved collection results, we reduced the allowance for doubtful accounts by approximately $4.6 million in fiscal 2002. Our days sales outstanding, or DSO, improved to 70 days as of October 31, 2002, compared to 80 days as of October 31, 2001, primarily due to our improved success in collection of cash from customers and a lower average number of days granted under customer payment terms during fiscal 2002 compared to fiscal 2001. Our cash flow from operations increased to $138.1 million for fiscal 2002 from $66.6 million for fiscal 2001 primarily due to our increase in income from operations and the increase in the collections of cash from our customers.

Our total costs and expenses decreased 7% to $877.3 million for fiscal 2002 from $946.0 million for fiscal 2001. Significant year-over-year operating expense fluctuations are described in detail in the following pages, including the following items:

•	Our fiscal 2002 employee vacation policy change

•	Changes in the company-wide profit-sharing bonus plan

•	Our fiscal 2001 restructuring and our fiscal 2002 cost control efforts

•	Our research and development costs and capitalized software development

During fiscal 2002 we adopted a new vacation policy in certain countries, including most of the United States, which no longer allows employees to carry over unused vacation hours from one fiscal year to the next. Most employees used their vacation hours before the end of fiscal 2002, with vacation forfeitures being insignificant to our total costs and expenses. As a result of the increased vacation used due to this policy change, we reduced our fiscal 2002 vacation liability by $9.2 million with no comparable reduction taken in fiscal 2001.

Partially offsetting this expense reduction was an increase of $8.7 million for the fiscal 2002 bonus plan expense resulting from our improved fiscal 2002 financial performance. The fiscal 2002 bonus plan was based on our quarterly financial performance, and a portion was expensed during each quarter of fiscal 2002. As a result of our fiscal 2001 financial performance, we did not incur significant bonus expense under the bonus plan during fiscal 2001.

R&D expense increased $23.4 million for fiscal 2002 from $99.9 million for fiscal 2001. This increase was primarily due to certain development projects reaching general availability, and a smaller portion of our R&D costs were capitalized. Additionally, R&D expense increased from fiscal 2001 due to our acquisition of YOUcentric, Inc., or YOUcentric, and the related software engineering personnel. As a result of projects previously capitalized reaching general availability, as discussed above, there was a $4.7 million increase in amortization expense that impacted cost of license fees for fiscal 2002 compared to fiscal 2001.

During November 2001, we completed our acquisition of YOUcentric, a provider of Java-based customer relationship management, or CRM, software, including applications for sales force automation, campaign management, contact center management, and partner relationship management. Most of YOUcentric’s employees have remained with J.D. Edwards. This acquisition was accounted for as a purchase. Accordingly, our operating expenses were impacted in fiscal 2002 subsequent to the consummation date of the acquisition, as a result of YOUcentric’s operating expenses, a write-off of IPR&D and amortization of acquired intangible assets and acquisition-related deferred compensation as discussed above.

Historically we have experienced and expect to continue to experience seasonality in our business operations. This is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. See “Risk Factors—Our quarterly financial results are subject to significant fluctuations, and a failure to meet expectations could cause our stock price to fall.”

While we have made progress towards delivering consistent, profitable growth, our fiscal 2003 revenue and profitability could be adversely affected by the continued slowdown in the global economy, the maturity of the traditional enterprise resource planning, or ERP, market, challenges of entering new markets, strong competitive forces, and potential negative effects from organizational and management changes. Additionally, based on current projections for the first quarter of fiscal 2003, we expect license fee revenue to remain relatively flat and services revenue to grow 5% compared to the first quarter of fiscal 2002, depending on economic conditions and the applications software market. These uncertainties have made projections of future revenue and operating results particularly challenging. There can be no assurance that our financial condition, results of operations, cash flows, and market price of our common stock will not be adversely affected by the aforementioned factors.

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

	Year Ended October 31,
	2000	2001	2002
Revenue:
License fees	41.0%	30.4%	25.1%
Services	59.0	69.6	74.9

Total revenue	100.0	100.0	100.0
Costs and expenses:
Cost of license fees (including write-offs of certain third-party arrangements of $20.6 million in fiscal 2001)	5.9	7.2	3.8
Cost of services	37.9	38.5	36.0
Sales and marketing	35.9	32.7	30.5
General and administrative	9.5	10.3	10.0
Research and development	11.4	11.2	13.6
Amortization and write-offs of acquired software, other acquired intangibles, and acquisition-related deferred stock compensation	2.5	3.0	2.4
Acquired in-process research and development	—	—	0.5
Restructuring and other related charges	2.7	2.9	0.2

Total costs and expenses	105.8	105.8	97.0
Operating income (loss)	(5.8)	(5.8)	3.0
Other income, net	3.8	0.4	0.7

Income or loss before income taxes	(2.0)	(5.4)	3.7
(Benefit from) provision for income taxes	(0.5)	14.7	(1.4)

Net income (loss)	(1.5)%	(20.1)%	5.1%

Gross margin on license fee revenue (including write-offs of certain third-party arrangements of $20.6 million in fiscal 2001)	85.7%	76.4%	84.7%
Gross margin on license fee revenue (excluding write-offs of certain third-party arrangements of $20.6 million in fiscal 2001)	85.7%	84.0%	84.7%
Gross margin on services revenue	35.7%	44.7%	52.0%

Fiscal Years Ended October 31, 2001 and 2002

Total revenue.    Our total revenue for fiscal 2002 increased 1% to $904.5 million compared to $894.3 million for fiscal 2001. The increase in total revenue for fiscal 2002 compared to fiscal 2001 was primarily due to an increase in maintenance and consulting revenue resulting from our growing installed base of customers and our focus on improved realization from service engagements as well as increased utilization of internal consultants resulting from more direct service engagements. The revenue mix between license fees and services was 25.1% and 74.9%, respectively, for fiscal 2002 compared to 30.4% and 69.6%, respectively, for fiscal 2001. The change in revenue mix between license fees and services for fiscal 2002 compared to fiscal 2001 was primarily a result of declining license fee revenue due to the general downturn in the global economy and lower customer spending on application software compared to fiscal 2001, both of which were offset by the increase in maintenance support and consulting services revenue discussed above.

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

A portion of our business is conducted in currencies other than the U.S. dollar. For fiscal 2001, the geographic areas defined as the United States, Europe, the Middle East, and Africa, or EMEA, and the rest of the world accounted for 64%, 20%, and 16% of total revenue, respectively. For fiscal 2002, these geographic areas accounted for 63%, 21%, and 16% of total revenue, respectively. Fluctuations in foreign currency exchange rates could materially affect our total revenue, results of operations, cash flows, and financial position, depending on the U.S. dollar strengthening or weakening relative to foreign currencies. For fiscal 2001 and fiscal 2002, the changes in the value of major foreign currencies relative to the U.S. dollar and their effect on our total revenue was immaterial. Refer to “Risk Factors—Our international operations and sales subject us to various risks associated with growth outside the United States.”

License fees.    License fee revenue decreased 16% to $227.0 million for fiscal 2002 from $271.9 million for fiscal 2001. The decrease in license fee revenue in fiscal 2002 was primarily due to the downturn of global economic conditions and lower customer spending on application software from fiscal 2001. We increased our total number of customers 5% to approximately 6,600 at October 31, 2002, compared to October 31, 2001. Comparatively, we increased our total number of customers 5% to approximately 6,300 at October 31, 2001, compared to October 31, 2000. Our number of license transactions exceeding $1.0 million decreased to 42 transactions in fiscal 2002, representing $90.0 million or 40% of license fee revenue, compared to 63 transactions in fiscal 2001, representing $118.2 million or 43% of license fee revenue. Our overall average sales price was down 9% to $202,000 for fiscal 2002 from $221,000 in fiscal 2001. Revenue resulting from reseller arrangements for fiscal 2001 and fiscal 2002 was less than 5% of total license fee revenue.

The percentage of license fee revenue from existing customers increased to 53% for fiscal 2002 from 44% for fiscal 2001. The improvement in the percentage of license fee revenue from existing customers for fiscal 2002 from fiscal 2001 was a result of our focus on increasing license fee revenue from our installed base of customers offset, in part, by lower overall spending on application software during fiscal 2002. Average sales price from transactions with our installed base of customers increased 3% to $164,000 for fiscal 2002 from $160,000 for fiscal 2001. The mix of revenue from new and existing customers varies from quarter to quarter, and our future growth is dependent on our ability to retain our installed base of customers while adding new customers, as well as our ability to offer competitive products. There can be no assurance that our license fee revenue will not be adversely affected in future periods as a result of a continued downturn in global economic conditions.

Services.    Services revenue consists of fees generated by our personnel who provide direct consulting, software maintenance support, customer education services, fees generated through subcontracted third-party arrangements, and referral fees from service providers who contract directly with customers. Services revenue for fiscal 2002 increased 9% to $677.4 million from $622.4 million for fiscal 2001. The increase was primarily a result of increased software maintenance revenue and consulting revenue, offset, in part, by a decline in education services revenue. The increase in software maintenance revenue was due mainly to the growth of our installed base of customers, an increase in maintenance prices during fiscal 2001 and fiscal 2002, and our efforts to retain and increase the level of maintenance services renewed by our customers. The increase in consulting revenue for fiscal 2002 compared to fiscal 2001 was primarily due to a larger number of direct service engagements as we continued our focus on performing more direct implementation work. Additionally, during fiscal 2002 we implemented an incentive program for our account executives to sell direct service engagements, which resulted in incremental demand for and improved utilization of our consultants compared to fiscal 2001. While our goal is to increase the level of services sold directly to customers, we also intend to continue business partner relationships under both subcontract and referral arrangements for certain markets.

The decline in education revenue for fiscal 2002 compared to fiscal 2001 was due to the consolidation or elimination of education offerings in response to weakening customer demand for general classroom training, reduced customer travel following the terrorist attacks of September 11, 2001, and the downturn in the global economy. To mitigate the decline, we increased our offerings for custom on-site customer training as well as on-line offerings during fiscal 2002 compared to fiscal 2001.

During the second quarter of fiscal 2002, we adopted the guidance of Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires that reimbursements received for out-of-pocket expenses be reported as revenue in the consolidated statement of operations. Prior to adoption of EITF Issue No. 01-14, we recorded revenue and operating expenses net of reimbursable expenses. Our financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $21.9 million for fiscal 2000, $20.3 million for fiscal 2001, and $19.6 million for fiscal 2002, are now reflected as services revenue and cost of services. This change had no effect on operating income or loss or net income or loss for any period presented.

Our ability to maintain or increase total services revenue is dependent on our ability to increase license revenue and the accompanying maintenance and service agreements. Variances or slowdowns in licensing activity may impact our maintenance, consulting, or education services revenue in future periods. Additionally, our installed customer base has traditionally generated additional revenue from consulting services, renewed maintenance, and licenses of other products. The maintenance agreements are generally renewable annually at the option of the customers, and there are no mandatory obligations to contract for additional consulting services or to license additional software. In addition, customers may not necessarily purchase additional products or services. If our customers fail to renew their maintenance agreements or purchase additional products or services, our services revenue could decline. Additionally, services revenue is dependent on the availability of our consultants to staff engagements, competitive pricing practices, the number of customers who have contracted for support services, the level of competition from alliance partners for consulting and implementation work, billing rates for education services, and the number of customers purchasing education services. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, maintenance, and education revenue and the mix of direct, subcontract, and referral arrangements from our business partners.

Total costs and expenses.    Our total costs and expenses decreased $68.7 million, or 7%, to $877.3 million for fiscal 2002 from $946.0 million for fiscal 2001. As discussed above, total costs and expenses were affected by our fiscal 2002 employee vacation policy change, changes in the company-wide bonus plans, our fiscal 2001 restructuring and our fiscal 2002 cost control efforts, and our research and development costs and capitalized software development. Additionally, during fiscal 2001 we exited certain reseller arrangements for which prepaid royalty balances existed. During fiscal 2001, we wrote off $20.6 million in prepaid royalties associated with these third-party arrangements. Comparatively, we did not incur such write-offs during fiscal 2002.

Other decreases in total costs and expenses were due to the full year impact of organizational changes effected as part of our fiscal 2001 restructuring plan and our fiscal 2002 cost control efforts. Total office expense declined across our organization for fiscal 2002 by $23.8 million, or 25%, compared to fiscal 2001, due to reduced office space following our fiscal 2001 restructuring, cost controls associated with overhead expenses, and the general decline in overall interest rates, which significantly affects the amount of rent expense associated with our corporate headquarters buildings. Computer expense declined company-wide for fiscal 2002 by $15.3 million, or 24%, compared to fiscal 2001 due to a reduction of our IT equipment, including personal computers, made in connection with our restructuring last year and our cost controls over computer and network spending. Total advertising and promotional costs for fiscal 2002 declined by $8.9 million,or 17%, compared to fiscal 2001, primarily as a result of our focus on centralized management of these costs that ensured efficient and effective spending across our organization. Additionally, travel and entertainment expenses declined for fiscal 2002 by $6.1 million, or 13.6%, compared to fiscal 2001, due to our focus on controlling costs and reducing discretionary travel.

Cost of license fees.    Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal projects and contractual payments to third parties for source code and license fees that are used in development of products for external sale), documentation, and software delivery expenses. Cost of license fees decreased by 46% to $34.8 million for fiscal 2002 from $64.2 million for fiscal 2001. During fiscal 2001 we exited certain reseller arrangements for which prepaid royalty balances existed. During fiscal 2001, we wrote off $20.6 million in prepaid royalties associated with these third-party product arrangements. These charges are included in cost of license fees on the accompanying consolidated statements of operations and discussed in detail under the heading “Fiscal Years Ended October 31, 2000 and 2001,” below. Comparatively, we did not incur such write-offs during fiscal 2002. Additionally, reseller royalties were lower in fiscal 2002 compared to fiscal 2001 on third-party arrangements due to lower licensing activities from these third-party products.

We record amortization expense on our internally developed capitalized software, capitalized third-party rights, and capitalized outsourced development on a straight-line basis (generally over three years) to cost of license fees beginning once the product is generally available. The internally developed capitalized software amortized during fiscal 2002 consisted primarily of major enhancements to our J.D. Edwards 5 product suite. We recorded amortization expense of $11.4 million and $16.1 million for fiscal 2001 and fiscal 2002, respectively. The increase in amortization expense is due to certain development projects that reached general availability during fiscal 2002 or fiscal 2001, resulting in a full year of amortization in fiscal 2002.

Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs, and the portion of our software products subject to royalty payments. The fiscal 2002 gross margin on license fee revenue improved to 84.7% from 76.4% for fiscal 2001. The primary reason for the improvement was due to the fiscal 2001 write-off of $20.6 million in prepaid royalties associated with third-party product arrangements that lowered fiscal 2001 gross margins discussed above, for which there were no comparable write-offs during fiscal 2002. Excluding these write-offs, the gross margin for 2001 would have been 84.0%. The fiscal 2002 improvement was offset, in part, by increased amortization of capitalized internal software development costs.

Cost of services.    Cost of services includes personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. Cost of services for fiscal 2002 decreased 6% to $324.9 million from $344.2 million for fiscal 2001. The decrease in fiscal 2002 was due primarily to a continuing decline in education services costs resulting from the elimination and consolidation of several training facilities as part of our fiscal 2001 restructuring, and overall consolidation of classes offered. Additionally, our organizational changes effected as part of our fiscal 2001 restructuring plan and our fiscal 2002 cost control efforts contributed to lower computer expense, travel and entertainment expenses, and total office expense as well as the reduction of the accrual for employee vacations. The overall decline from fiscal 2001 was offset, in part, by increased commission expense of $9.8 million resulting from both a new commission plan for selling services and increased professional services and maintenance revenue for fiscal 2002. Additionally, bonus expense increased for fiscal 2002 compared to fiscal 2001 due to our fiscal 2002 bonus plan, previously discussed.

The gross margin on services revenue for fiscal 2002 improved to 52.0% compared to 44.7% for fiscal 2001. The improvement was primarily due to higher maintenance revenue as discussed above. Additionally, improved realization from service engagements, as well as improved utilization of internal consultants resulting from more direct service engagements, contributed to the increase. Generally, maintenance revenue produces a higher margin than professional services and education revenue. Gross margins on services revenue for fiscal 2003 will depend on the mix of total services revenue, the extent to which we are successful in maintaining or increasing our utilization and realization from our consulting employees, the number of direct service engagements, as well as the extent to which we utilize our service partner relationships under either subcontract or referral arrangements.

Sales and marketing.    Sales and marketing expense consists of personnel, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for fiscal 2002 decreased 6% to $275.6 million from $292.8 million for fiscal 2001. The decrease was primarily due to the full year impact of organizational changes effected as part of our fiscal 2001 restructuring plan and our fiscal 2002 cost control efforts resulting in decreased advertising and promotion, computer, travel and entertainment, and total office expenses, as well as the reduction of the accrual for employee vacations. Additionally commission expense was lower for fiscal 2002 compared to fiscal 2001 due to lower license fee revenue, as discussed above. The overall decrease in sales and marketing expense from fiscal 2001 was offset, in part, by an increase in bonus expense due to our fiscal 2002 bonus plan, previously discussed.

General and administrative.    General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense for fiscal 2002 decreased 2% to $90.4 million from $92.0 million for fiscal 2001. The decrease in general and administrative expense for fiscal 2002 compared to fiscal 2001 was primarily due to the full-year impact of organizational changes effected as part of our fiscal 2001 restructuring plan coupled with our fiscal 2002 cost control efforts, which resulted in reduced outside contract professional services, other personnel costs, and total office expenses, together with the reduction of the accrual for employee vacations. The overall decrease in general and administrative expense from fiscal 2001 was offset, in part, by an increase in bonus expense due to our fiscal 2002 bonus plan, previously discussed.

Research and development.    R&D expense includes personnel and related overhead costs for software engineering, minor enhancements, upgrades, testing, quality assurance, and documentation, net of any capitalized software development costs. R&D expense for fiscal 2002 increased 23% to $123.3 million, compared to $99.9 million for fiscal 2001. The increase was primarily due to $16.5 million less in capitalized software development costs during fiscal 2002 as certain development projects reached general availability and a smaller portion of our R&D costs were capitalized. R&D expense also increased from fiscal 2001 due to our acquisition of YOUcentric and the related software engineering personnel resulting in increased salary expense. Additionally, bonus expense increased for fiscal 2002 compared to fiscal 2001 due to our fiscal 2002 bonus plan, discussed above. We continue to devote software engineering resources to major enhancements and new products associated with our J.D. Edwards 5 product offerings. These overall increases were offset, in part, by our organizational changes effected as part of our fiscal 2001 restructuring plan and our fiscal 2002 cost control efforts resulting in decreased total office expense, outside contract professional services, travel and entertainment expense, and computer expense, together with the reduction of the accrual for employee vacations.

In addition to our internal R&D activities, we are outsourcing the development of software for some specialized industries, and we sometimes acquire source code rights for certain applications and other embedded technology. We capitalize internally developed software costs, software purchased from third parties, and outsourced development in accordance with SFAS No. 86. During fiscal 2001, we capitalized $29.2 million of internal development costs and $9.1 million of third-party product rights and outsourced development costs. Comparatively, during fiscal 2002, we capitalized $18.5 million of internal development costs, and $3.3 million of third-party product rights and outsourced development. Including all current period capitalized software development costs, R&D expenditures were $138.2 million, representing 15% of total revenue for fiscal 2001 and $145.1 million, representing 16% of total revenue for fiscal 2002. R&D costs relating principally to the design and software engineering of products (exclusive of costs capitalized under SFAS No. 86) and routine enhancements are expensed as incurred because of the short time frame between the determination of technological feasibility and the date of general release of related products.

We anticipate that the R&D costs for major enhancements and new products will continue to be capitalized in the future. In addition, we expect total R&D expense to increase in future periods due to the expected growth of the R&D organization, the hiring of key software engineering personnel, and the expansion of our software engineering operations with an outsourcing arrangement in India. We continue to make product enhancements in e-business and other areas of new technology, as well as further integration of modules such as advanced planning and scheduling and CRM.

Amortization and write-offs of acquired software and other intangibles.    Total amortization for fiscal 2001 related to software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $11.6 million, $3.4 million, $5.6 million, and $4.4 million, respectively. Total amortization for fiscal 2002 related to software, in-place workforce, customer base, goodwill, and non-compete agreements was $9.0 million, $1.6 million, $5.5 million, $4.4 million, and $67,000, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $1.3 million for fiscal 2002. In total, amortization and write-offs (discussed below) of acquired software and other intangibles decreased $5.2 million to $22.3 million in fiscal 2002 from $27.4 million in fiscal 2001.

During the fourth quarter of fiscal 2001, we performed an impairment analysis of our acquired intangibles under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We retained an independent appraisal firm to perform the valuations and review our acquired software, customer base, and goodwill for impairment. Software, customer base, and goodwill were reviewed by analyzing the forecasted undiscounted cash flows from operations for the enterprise and the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired. We also performed an internal impairment analysis of in-place workforce. The estimated fair value of in-place workforce represented a replacement cost estimate, and the impairment testing was based on employee turnover within each acquired organization since the respective acquisition dates. Our impairment analysis resulted in a write-off of $2.5 million of intangible workforce assets during the fourth quarter of fiscal 2001.

During the fourth quarter of fiscal 2002, we performed an impairment analysis of our acquired software and goodwill related to our YOUcentric acquisition and our in-place workforce balances under SFAS No. 121. We retained an independent appraisal firm to perform valuations and review our acquired software and goodwill related to our YOUcentric acquisition for impairment. Software and goodwill were reviewed by analyzing the forecasted undiscounted cash flows from operations for the enterprise and the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired. We also performed an internal impairment analysis of our in-place workforce balances. The estimated fair value of in-place workforce represented a replacement cost estimate, and the impairment testing was based on employee turnover within each acquired organization since the respective acquisition dates. Our impairment analysis resulted in a write-off of $365,000 of intangible workforce assets during the fourth quarter of fiscal 2002.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for our fiscal year 2003. Certain provisions also will be applied to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain intangibles to goodwill, reassessment of the useful lives of intangibles, and reclassification of certain intangibles out of previously reported goodwill. We are not amortizing $62.5 million of goodwill associated with the acquisitions that occurred subsequent to June 30, 2001.

We adopted the provisions of SFAS No. 142 for fiscal 2003 on November 1, 2002. Accordingly, beginning on November 1, 2002, our in-place workforce and customer-base intangible assets with a combined net book value at October 31, 2002 of $5.1 million will be combined with the remaining $3.8 million of goodwill associated with pre-July 1, 2001, business acquisitions, the total of which will no longer be amortized. Software and other intangible assets in the amount of $6.1 million will continue to be amortized over their expected useful lives, which are generally three years. We will measure the combined goodwill as part of the transition provisions during the first quarter of fiscal 2003. Additionally, we are required to measure the combined goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Any impairment resulting from the transition test will be recorded and recognized as a change in accounting principle. We anticipate that the adoption of SFAS No. 142 will not have a material impact on our business acquisitions completed prior to June 30, 2001, as the majority of our goodwill and other intangible assets related to those acquisitions were amortized by October 31, 2002. We cannot determine the future extent of impairment, if any, until such impairment review is completed.

Acquired IPR&D.    The estimated value of $4.6 million assigned to acquired IPR&D from YOUcentric was determined by identifying research projects in areas for which technological feasibility has not been established and there is no alternative future use. The fair value of acquired IPR&D includes revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net cash flows generated by the products over a three-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on our estimates of revenue, expenses, asset requirements, and the core technology royalty rate.

Fiscal 2000 restructuring and related charges.    We completed all actions related to the fiscal 2000 restructuring by April 30, 2001. The outstanding accrual of $1.7 million remaining at October 31, 2002, consists mainly of lease obligations for office and training facilities closed or consolidated and will be paid over the remaining lease terms. The accrual will continue to be reduced until all remaining obligations have been settled by 2007. We recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments were primarily a result of operating lease buyouts being reduced from the original estimate and successful elimination of rental obligations on office closures earlier in the fiscal year. Additionally, the charge was reduced as a result of favorable negotiations and reduced obligations surrounding employee termination costs. Immaterial cost true-ups subsequent to April 30, 2001, related to the fiscal 2000 restructuring were charged to operating expense with no impact to the restructuring charge. For further details on the fiscal 2000 restructuring, see “Fiscal Years Ended October 31, 2000 and 2001,” below.

Fiscal 2001 restructuring and related charges and exit from certain third-party product arrangements. We completed all actions related to Phase I of the fiscal 2001 restructuring by October 31, 2001, and Phase II actions were completed by April 30, 2002. At October 31, 2002, the outstanding accrual was $6.7 million and consisted mainly of remaining lease obligations for office and training facilities closed or consolidated. The accrual will continue to be reduced until all remaining obligations have been settled by 2007. We recorded immaterial adjustments to the restructuring provision during fiscal 2001 and increased the restructuring accrual from the original estimate by approximately $1.5 million during fiscal 2002. The adjustments primarily represented an increase in the office closure costs, which are expected to be higher than originally estimated due to higher vacancy rates and lower sublease rates, offset by a decrease in the final amount of operating lease buyouts. Immaterial cost true-ups subsequent to April 30, 2002, related to the fiscal 2001 restructuring were recorded through operating expense with no impact to the restructuring charge. For further details on the fiscal 2001 restructuring see “Fiscal Years Ended October 31, 2000 and 2001,” below.

Additionally, we reviewed our business alliances during fiscal 2001. As a result of this review, we exited certain reseller arrangements for which prepaid royalty balances existed. During fiscal 2001, we wrote off $20.6 million in prepaid royalties associated with these third-party product arrangements. These charges are included in cost of license fees on the accompanying consolidated statement of operations. We incurred no such write-offs during fiscal 2002.

Other income and expense.    Other income and expense includes interest and dividend income, losses on equity investments and the sale of a product line, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest and dividend income decreased to $6.6 million, or 51%, for fiscal 2002 compared to fiscal 2001, due primarily to lower interest rates and lower investments in marketable securities held throughout fiscal 2002. During fiscal 2001 and fiscal 2002, we recorded unrealized losses of $7.2 million and $1.0 million, respectively, for other than temporary declines in the fair value of certain equity investments. Additionally, during fiscal 2002, we recorded realized gains of $500,000 related to the sale of certain equity investments.

During fiscal 2001, we recorded a reserve against a $5.9 million secured promissory note obligation from a privately held company related to the sale of a product line. The note was secured by collateral that we recovered after the note was deemed uncollectible. The $1.3 million charge incurred represented a write-down of the note to its net realizable value, based on the estimated fair value of the collateral. The collateral was recorded in capitalized software costs and is being amortized over a three-year period. At October 31, 2002, the remaining net book value of the collateral was $542,000.

Also included in other income and expense were net foreign currency gains of $742,000 and $50,000 for fiscal 2001 and fiscal 2002, respectively. The gains in fiscal 2001 were related primarily to the overall downturn in the United States economy during fiscal 2001 and the weakening of the U.S. dollar against European currencies. The gains in fiscal 2002 were due to the weakening of the U.S. dollar against foreign currency—particularly the Euro and the British Pound—during the last six months of fiscal 2002, offset, in part, by losses that were due to the strengthening U.S. dollar against European currencies during the first six months of fiscal 2002. We enter into forward foreign exchange contracts to mitigate foreign currency exchange risk of monetary assets and liabilities denominated in foreign currencies. In both fiscal 2001 and fiscal 2002, the gains and losses from these contracts offset the actual gains and losses.

Benefit from and provision for income taxes.    We had an income tax benefit of $12.6 million for fiscal 2002 and a tax expense of $134.1 million for fiscal 2001. The fiscal 2002 taxes include a one-time tax benefit of $18.6 million primarily due to the election to carryback $63.0 million of our fiscal 2001 U.S. NOLs to the prior five years under a recent Internal Revenue Code amendment. This tax benefit was partially offset by $6.0 million of tax expense for fiscal 2002, which primarily represents current foreign taxes imposed on our international operations. In fiscal 2001, a non-cash valuation allowance was provided during the third quarter of fiscal 2001 to fully reserve against the net deferred tax asset. Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The valuation allowance was recorded after we considered a number of factors, including our cumulative operating losses in fiscal 1999, fiscal 2000, and fiscal 2001. Based on the weight of positive and negative evidence regarding the recoverability of the net deferred tax asset, we concluded that a valuation allowance was required to fully reserve the net deferred tax asset. As a result of this valuation allowance, the income tax provision reflected in the financial statements since July 31, 2001, represents current taxes. We will continue to evaluate the realizability of the deferred tax asset. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse tax rulings.

Fiscal Years Ended October 31, 2000 and 2001

Total revenue.    In fiscal 2001, our total revenue decreased 12.6% to $894.3 million compared to $1.0 billion for fiscal 2000. The revenue mix between license fees and services was 30.4% and 69.6%, respectively, for fiscal 2001 compared to 41% and 59%, respectively, for fiscal 2000. We believe the decrease in total revenue was primarily a result of a general downturn in the United States economy as well as decreased productivity within the sales organization caused by organizational and leadership changes throughout fiscal 2001.

A portion of our business was conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the U.S. dollar and their effect on our total revenue were immaterial during fiscal 2001 and fiscal 2000. The geographic breakdown of total revenue for fiscal 2000 was 65%, 20%, and 15% for the United States, EMEA, and the rest of the world, respectively. For fiscal 2001, the geographic areas defined as the United States, EMEA, and the rest of the world accounted for 64%, 20%, and 16% of total revenue, respectively.

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

Services.    Services revenue for fiscal 2001 increased 3.1% to $622.4 million from $603.9 million for fiscal 2000. This increase was primarily a result of increased software maintenance revenue, offset in part by a decline in consulting and education revenue. The increase in maintenance revenue was primarily a result of an increase in maintenance pricing effected early in fiscal 2001, the growth in our installed base of customers, and consistent maintenance renewal rates. The decline in consulting revenue for fiscal 2001 was attributed to low utilization and revenue realization rates in the first half of fiscal 2001 due to lower direct service engagements and less direct-revenue-generating consulting positions. Consulting utilization and revenue realization rates improved during the last half of fiscal 2001 due to our revitalization plan that focused on generating more direct service engagements and reassigning existing employees to direct-revenue consulting positions. The decline in education revenue for fiscal 2001 was attributed to the consolidation or elimination of education classes due to less customer demand for classroom training and a slowdown in customer travel subsequent to terrorist attacks on September 11, 2001.

Total costs and expenses.    Our total costs and expenses declined 13% to $946.0 million for fiscal 2001 from $1.1 billion for fiscal 2000. Operating expenses before amortization of acquired intangibles and restructuring charges for fiscal 2001 declined to $893.0 million, or 13%, from $1.0 billion for fiscal 2000. Operating expenses for fiscal 2001 included restructuring and related charges of $25.6 million, amortization and write-offs of acquired intangibles of $27.4 million, and $20.6 million of write-offs in prepaid royalties associated with the exit of certain third-party product arrangements. Comparatively, the fiscal 2000 operating expenses included restructuring and related charges of $28.0 million and amortization of acquired intangibles of $25.0 million. There was a 7% reduction in total headcount as a result of the fiscal 2000 and fiscal 2001 restructuring plans. These reductions caused total salary expense for fiscal 2001 to decline by $35.8 million, or 10%, compared to fiscal 2000. Additionally, our employee bonus plan was replaced by a bonus plan that resulted in a decrease in bonus expense for fiscal 2001 of $14.5 million compared to fiscal 2000. Also of significance, travel and entertainment expenses declined across our organization for fiscal 2001 by $24.0 million, or 35%, compared to fiscal 2000, primarily due to our overall focus on cost savings, reduced number of employees, and hesitancy to travel subsequent to September 11, 2001.

Cost of license fees.    Cost of license fees increased 7% to $64.2 million for fiscal 2001 from $60.0 million for fiscal 2000. The increase was primarily due to the exit from certain third-party agreements and related write-offs of $20.6 million during fiscal 2001. We wrote off $12.8 million in prepaid reseller royalties associated with the exit of certain third-party reseller agreements. We wrote off an additional $7.8 million of capitalized third-party products resulting from a change in strategy related to a portion of our Extended Process Integration, or XPI, product. These write-offs were partially offset by lower royalties on other reseller agreements due to lower related revenue during fiscal 2001. During fiscal 2000, we recorded amortization expense of $1.0 million related to costs capitalized on our initial release of OneWorld. During fiscal 2001, amortization of capitalized software was $11.4 million excluding software acquired as part of business acquisitions, which was primarily related to major enhancements of our OneWorld applications.

During fiscal 2001, gross margin on license fee revenue decreased to 76.4% from 85.8% for fiscal 2000. The decline was primarily a result of the write-off of $20.6 million associated with the exit of certain third-party arrangements discussed above and declines in license fee revenue for fiscal 2001. Excluding these write-offs, the gross margin for fiscal 2001 was 84.0%, compared to 85.8% for fiscal 2000.

Cost of services.    Cost of services for fiscal 2001 decreased 11.3% to $344.2 million from $388.0 million for fiscal 2000. The decrease for the period was due, in part, to a decline in business partner subcontracted professional services revenue, where costs of services are greater than providing such services directly. Additionally, there was a decrease in education revenue and related costs attributable to the elimination and consolidation of several training facilities as part of our fiscal 2001 restructuring and overall consolidation of training classes. Additionally, an 11% decline in related headcount from October 31, 2000, resulting from the fiscal 2001 restructuring, contributed to declines in bonus, salary, and travel and entertainment expenses. The gross margin on services revenue for fiscal 2001 improved to 44.7% compared to 35.7% for fiscal 2000. The increase was due to increased maintenance revenue, improved internal consultant utilization from direct service engagements, and higher margins on education services.

Sales and marketing.    Sales and marketing expense for fiscal 2001 decreased 20.2% to $292.8 million from $367.1 million for fiscal 2000. The decline was due to a 12% decrease in headcount resulting primarily from the restructurings that decreased salary, bonus, travel and entertainment, and other office occupancy expenses. Additionally, commission expense was lower in fiscal 2001 from fiscal 2000 due to reduced revenue from license fees. These overall decreases were offset in part by increased advertising and promotion expense as we focused on improving and increasing our market presence through increased marketing initiatives and programs.

General and administrative.    General and administrative expense for fiscal 2001 decreased 5.7% to $92.0 million from $97.6 million for fiscal 2000. The total dollar amount of expense declined due to a 10% decline in related headcount from October 31, 2000, resulting primarily from the restructurings that decreased salary, bonus, and travel and entertainment expenses. The overall decline from fiscal 2000 was offset, in part, by increased costs in outside contract professional services associated with our revitalization plan efforts.

Research and development.    R&D expense for fiscal 2001 decreased 14.5% to $99.9 million compared to $116.9 million for fiscal 2000. The decrease was primarily due to increased capitalization of software development costs during fiscal 2001. Additionally, our overall cost savings efforts resulted in decreased bonus, travel and entertainment, and office occupancy expense.

During fiscal 2000 and fiscal 2001, we devoted software engineering resources primarily to major enhancements and new products associated with our OneWorld application suites, such as the September 2000 release of OneWorld Xe, as well as to the integration of our internally developed applications with third-party applications. In addition to our internal R&D activities, we outsourced the development of software for specialized industries, and we acquired source code rights for certain applications and other embedded technology. During fiscal 2000, we capitalized $12.0 million associated with internal development costs and $31.4 million of costs related to third-party product rights and outsourced development. Comparatively, during fiscal 2001, we capitalized $29.2 million associated with internal development costs and $9.1 million of costs related to third-party product rights and outsourced development. Including all capitalized development costs, R&D expenditures were $160.3 million and $138.2 million for fiscal 2000 and fiscal 2001, respectively, representing 16% and 15% of total revenue, respectively.

Amortization and write-offs of acquired software and other acquired intangibles.    Total amortization for fiscal 2001 related to software, in-place workforce, customer base, and goodwill resulting from our business acquisitions was $11.6 million, $3.4 million, $5.6 million, and $4.4 million, respectively. Total amortization for fiscal 2000 related to software, in-place workforce, customer base, and goodwill was $11.8 million, $3.2 million, $5.6 million, and $4.5 million, respectively. Amortization of acquired intangibles resulting from the acquisition of our longstanding business partner serving Australia and New Zealand began in the second quarter of fiscal 2000.

During the fourth quarter of fiscal 2001, we performed an impairment analysis of our acquired intangibles under SFAS No. 121. Our impairment analysis resulted in a write-off of $2.5 million of intangible workforce assets during the fourth quarter of fiscal 2001. No other impairment charges were recorded based on our analysis of the capitalized software, customer base, and goodwill.

Fiscal 2000 restructuring and related charges.    During fiscal 2000, the Board of Directors approved a global restructuring plan to reduce our operating expenses and strengthen both our competitive and financial positions. Overall expense reductions were necessary both to lower our existing cost structure and to reallocate resources to pursue our future operating strategies. The restructuring plan was precipitated by declining gross margins and other performance measures such as revenue per employee over several fiscal quarters, as our headcount and operating expenses grew at a faster rate than revenue. We also had incurred operating losses in certain geographic areas. We effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying our approach for providing certain services to our customers. Restructuring and related charges primarily consisted of severance related costs for involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring actions occurred during the last six months of fiscal 2000, and remaining actions, such as office closures or consolidations and lease terminations, were completed within one-year.

We incurred charges related to the fiscal 2000 restructuring plan for employee severance-related costs which included termination payments, benefits, stock compensation, outplacement, and other related costs in the amount of $16.7 million for involuntarily terminated employees worldwide. The total workforce reduction was effected through a combination of involuntary terminations and reorganization of operations to permanently eliminate open positions resulting from normal employee attrition. Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were generating losses, or where redundancy existed. We decreased our workforce by a total of 775 employees across most geographic areas and functions of our business, including administrative, professional, and management positions. All employee terminations occurred during the third quarter of fiscal 2000, although a limited number of involuntarily terminated employees continued to provide us with transitional services (generally 30 to 60 days from their termination date). Salary and benefits earned during the transition period were not included in the restructuring charge, and severance packages were provided only to the 688 involuntarily terminated employees.

The charge for operating lease buyouts and related costs of $647,000 represented the actual or estimated costs associated with the early termination of leases for computer equipment, phones, and automobiles that were no longer necessary for operations due to our reduced workforce and facilities.

In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office and training facility closure and consolidation costs in the amount of $12.7 million were the estimated net costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, offset by sublease income, in accordance with the restructuring plan. We closed or consolidated several facilities worldwide, including offices in Denver, Colorado, and regional offices in the United States, Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters campus, with the remaining moves completed within a one-year time frame. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed during fiscal 2000. We also closed or downsized several under-utilized training facilities as a result of our modified training approach. Certain regional facilities, including Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey; and Toronto, Canada, were closed, downsized, or significantly reduced. These closures and reductions were completed by December 2000.

During fiscal 2000, we wrote off certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce. These assets were taken out of service and disposed of during fiscal 2000. During the last half of fiscal 2000, we incurred other expenses of $557,000 related to additional asset write-offs, consolidation of office space, and relocation of employees.

We completed all actions related to the fiscal 2000 restructuring by April 30, 2001. We recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments were primarily a result of operating lease buyouts being effectively reduced from the original estimate and successful elimination of rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced as a result of favorable negotiations and reduced obligations surrounding employee termination costs.

Fiscal 2001 restructuring and related charges and exit from certain third-party arrangements.    During fiscal 2001, our Board of Directors approved a two-phased strategic global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by our operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of 398 employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and the closure or consolidation of some operating facilities. The fiscal 2001 restructuring plan consisted of two phases (Phase I and Phase II), initiated during the second and third quarters of fiscal 2001, and all actions were completed within one year. Restructuring and related charges primarily consisted of severance-related costs for involuntarily terminated employees, operating lease termination payments, and office closure costs.

We incurred charges related to the fiscal 2001 restructuring plan for termination payments, benefits, outplacement, and other related costs in the amount of $2.1 million for the employees terminated in the second quarter of fiscal 2001 as part of Phase I, and $7.3 million to the employees terminated in the third quarter of fiscal 2001 as part of Phase II. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. We decreased our workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II across administrative, professional, and management positions and various functions of our business. All employee terminations related to Phase I occurred during the second quarter of fiscal 2001, and all employee terminations related to Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide us with transitional services (generally 30 to 60 days from their termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

In accordance with the fiscal 2001 restructuring plan, operating lease buyouts and related costs in the amount of $1.5 million were the costs associated with the early termination of leases for personal computer equipment and equipment in training facilities or technology labs that were no longer necessary for operations due to the reduced workforce and the closure or consolidation of those training facilities or technology labs in accordance with the fiscal 2001 restructuring plan.

In addition to the decrease in employee positions, Phase II of the fiscal 2001 restructuring plan provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs in the amount of $10.9 million are the estimated net costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, offset by estimated sublease income in accordance with the fiscal 2001 restructuring plan. We closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the United States, Europe, and the Asia Pacific region.

During fiscal 2001, we wrote off $3.4 million of certain assets, consisting primarily of leasehold improvements, computer equipment, and furniture and fixtures that were deemed unnecessary due to the reduction in workforce as part of Phase II of the fiscal 2001 restructuring plan. These assets were taken out of service and disposed of during the last six months of fiscal 2001.

We recorded immaterial adjustments to both the Phase I and Phase II restructuring charges during fiscal 2001. For a detailed reconciliation refer to Note 7 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for October 31, 2002, beginning on page F-6.

Additionally, we reviewed our business alliances during fiscal 2001. As a result of this review, we decided to exit certain reseller arrangements for which prepaid royalty balances existed. We wrote off $12.8 million in prepaid royalties associated with these third-party agreements and $7.8 million of capitalized third-party products resulting from a change in strategy related to a portion of our XPI product. These charges are included in cost of license fees on the accompanying consolidated statement of operations.

Other income and expense.    Interest and dividend income decreased $1.9 million, or 13%, during fiscal 2001 compared to fiscal 2000 due primarily to lower cash, cash equivalents, and investments balances, and lower interest rates during fiscal 2001. In addition, during fiscal 2001, a $7.2 million loss was recognized for other than temporary declines in the fair value of certain equity investments. Comparatively, during fiscal 2000, other income included an $18.9 million gain realized on the sale of certain equity investments.

During fiscal 2001, we recorded a reserve against a $5.9 million secured promissory note obligation from a privately held company related to the sale of a product line. The note was secured by collateral that we recovered after the note was deemed uncollectible. The $1.3 million charge incurred represented a write-down of the note to its net realizable value, based on the estimated fair value of the collateral. The collateral was recorded in capitalized software costs and is being amortized over a three-year period. At October 31, 2002, the remaining net book value of the collateral was $542,000.

Also, included in other income and expense were net foreign currency gains of $742,000 for fiscal 2001, and net foreign currency losses of $422,000 for fiscal 2000. The gains related primarily to the overall downturn in the United States economy during fiscal 2001 and the weakening of the U.S. dollar against foreign currencies. The losses during fiscal 2000 related primarily to the overall strengthening of the U.S. dollar against European currencies. We enter into forward foreign exchange contracts to mitigate foreign currency exchange risk of monetary assets and liabilities denominated in foreign currencies. In both fiscal 2000 and fiscal 2001, the gains and losses from these contracts offset the actual gains and losses.

Benefit from and provision for income taxes.    Our effective income tax rate was a negative 272% for fiscal 2001 compared to 25% for fiscal 2000. Our effective income tax rate declined during fiscal 2001 compared to fiscal 2000 due to the non-cash valuation allowance provided during the third quarter of fiscal 2001 to fully reserve the net deferred tax asset at July 31, 2001. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The valuation allowance was recorded after we considered a number of factors, including our cumulative operating losses in fiscal 1999, fiscal 2000, and fiscal 2001. Based on the weight of positive and negative evidence regarding the recoverability of the net deferred tax asset, we concluded that a valuation allowance was required to fully offset the net deferred tax assets, as it is more likely than not that the net deferred tax asset will not be realized. As a result of this valuation allowance, the income tax provision reflected in the financial statements since July 31, 2001, represents current taxes.

Quarterly Results of Operations/Supplementary Financial Information

The following table sets forth certain unaudited consolidated statement of income data, both in absolute dollars and as a percentage of total revenue (except for gross margin data), for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. During fiscal 2002, we adopted EITF Issue No. 01-14 which requires reimbursements received for out-of-pocket expenses to be reported as services revenue in the statement of operations. Our financial results of operations for prior quarters include reclassifications to conform to the new presentation. This change had no effect on operating income or loss or net income or loss for any period presented. In accordance with EITF Issue No. 01-14, the following reimbursable expense amounts are now reflected as revenue and cost of revenue (in thousands):

	Three-Month Period Ended
	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002	July 31, 2002	Oct. 31, 2002
Reimbursable expense adjustment	$4,386	$5,238	$5,159	$5,505	$4,109	$5,342	$4,663	$5,452

These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three-Month Period Ended
	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002	July 31, 2002	Oct. 31, 2002
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue:
License fees	$82,669	$62,322	$50,005	$76,873	$43,940	$54,070	$54,918	$74,093
Services	139,402	159,578	159,359	164,060	160,728	169,530	174,038	173,140

Total revenue	222,071	221,900	209,364	240,933	204,668	223,600	228,956	247,233
Costs and expenses:
Cost of license fees (including write-offs of certain third-party product arrangements of $7,804 and $12,762 for the three months ended April 30, 2001, and July 31, 2001, respectively)	15,662	17,131	21,491	9,905	5,283	9,209	9,297	10,973
Cost of services	86,979	89,451	84,571	83,175	78,519	81,164	79,992	85,175
Sales and marketing	72,809	73,418	78,437	68,094	63,735	68,900	73,288	69,643
General and administrative	23,700	23,773	21,229	23,261	22,380	22,427	21,840	23,771
Research and development	25,942	24,385	23,916	25,700	29,131	30,432	30,642	33,087
Amortization of acquired software and other acquired intangibles and acquisition-related deferred compensation	6,211	6,144	6,614	8,419	6,328	6,379	5,276	4,274
Acquired in-process research and development	—	—	—	—	4,600	—	—	—
Restructuring and other related charges	1,043	1,446	21,737	1,395	(30)	1,576	—	—

Total costs and expenses	232,346	235,748	257,995	219,949	209,946	220,087	220,335	226,923
Operating income (loss)	(10,275)	(13,848)	(48,631)	20,984	(5,278)	3,513	8,621	20,310
Other income, net	3,325	1,346	(1,870)	649	470	589	2,401	2,932

Income (loss) before income taxes	(6,950)	(12,502)	(50,501)	21,633	(4,808)	4,102	11,022	23,242
Income tax provision (benefit)	(2,571)	(5,035)	135,400	3,639	(675)	576	1,548	(14,084)

Net income (loss)	$(4,379)	$(7,467)	$(185,901)	$17,994	$(4,133)	$3,526	$9,474	$37,326

Net income (loss) per common share:
Basic	$(0.04)	$(0.07)	$(1.65)	$0.16	$(0.04)	$0.03	$0.08	$0.31

Diluted	$(0.04)	$(0.07)	$(1.65)	$0.16	$(0.04)	$0.03	$0.08	$0.31

Weighted-average shares outstanding:
Basic	110,758	112,027	112,353	111,976	116,500	118,564	118,934	119,223
Diluted	110,758	112,027	112,353	112,523	116,500	122,723	121,127	121,609

	Three-Month Period Ended
	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002	July 31, 2002	Oct. 31, 2002
	(in thousands, except per share data)
As a Percentage of Total Revenue:
Revenue:
License fees	37.2%	28.1%	23.9%	31.9%	21.5%	24.2%	24.0%	30.0%
Services	62.8	71.9	76.1	68.1	78.5	75.8	76.0	70.0

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of license fees (including write-offs of certain third-party product arrangements of $7,804 and $12,762 for the three months ended April 30, 2001, and July 31, 2001, respectively)	7.0	7.7	10.3	4.1	2.6	4.1	4.1	4.4
Cost of services	39.2	40.3	40.4	34.5	38.4	36.3	34.9	34.5
Sales and marketing	32.8	33.1	37.5	28.3	31.1	30.8	32.0	28.2
General and administrative	10.7	10.7	10.1	9.6	10.9	10.0	9.5	9.6
Research and development	11.7	11.0	11.4	10.7	14.2	13.6	13.4	13.4
Amortization of acquired software and other acquired intangibles and acquisition-related deferred compensation	2.8	2.8	3.1	3.5	3.2	2.9	2.3	1.7
Acquired in-process research and development	—	—	—	—	2.2	—	—	—
Restructuring and other related charges	0.4	0.6	10.4	0.6	—	0.7	—	—

Total costs and expenses	104.6	106.2	123.2	91.3	102.6	98.4	96.2	91.8
Operating income (loss)	(4.6)	(6.2)	(23.2)	8.7	(2.6)	1.6	3.8	8.2
Other income (expense), net	1.5	0.6	(0.9)	0.3	0.3	0.3	1.0	1.2

Income (loss) before income taxes	(3.1)	(5.6)	(24.1)	9.0	(2.3)	1.9	4.8	9.4
Income tax provision (benefit)	(1.1)	(2.2)	64.7	1.5	(0.3)	0.3	0.7	(5.7)
Net income (loss)	(2.0)%	(3.4)%	(88.8)%	7.5%	(2.0)%	1.6%	4.1%	15.1%

Gross margin on license fee revenue (including write-offs of certain third-party product arrangements of $7,804 and $12,762 for the three months ended April 30, 2001, and July 31, 2001, respectively)	81.1%	72.5%	57.0%	87.1%	88.0%	83.0%	83.1%	85.2%
Gross margin on license fee revenue (excluding write-offs of certain third-party product arrangements of $7,804 and $12,762 for the three months ended April 30, 2001, and July 31, 2001, respectively)	81.1%	85.0%	82.5%	87.1%	88.0%	83.0%	83.1%	85.2%
Gross margin on services revenue	37.6%	43.9%	46.9%	49.3%	51.1%	52.1%	54.0%	50.8%

We believe that future revenue, expenses, and operating results are likely to vary significantly from quarter to quarter. As a result, quarterly comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that in some future quarters our operating results will be below the expectations of public market analysts or investors. In such event—or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally—it is likely that the market price of our common stock would be materially adversely affected. See “Risk Factors—Our quarterly operating results may be difficult to predict and may fluctuate substantially, which may adversely affect our stock price.”

Liquidity and Capital Resources

As of October 31, 2002, our principal sources of liquidity consisted of $320.3 million of unrestricted cash, cash equivalents, and long-term marketable securities and other investments, which excludes $36.0 million of restricted cash, cash equivalents, and investments. Additionally, we have a $50.0 million secured, revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. In June 2002, we elected to reduce the commitment under our bank line of credit to $50.0 million from $100.0 million as a result of our improved financial position, results of operations, and cash flows. As of October 31, 2001 and 2002, $100.0 million and $50.0 million were available under our bank line of credit, respectively, and no amounts were outstanding

As of October 31, 2002, we had working capital of $179.2 million. This amount includes $181.7 million of short-term deferred revenue and customer deposits, which represent annual maintenance billings to customers that are recognized as revenue ratably over the support service period. Excluding the short-term deferred revenue and customer deposits, working capital would have been $360.9 million. Comparatively, as of October 31, 2001, we had working capital of $125.2 million, including $167.5 million of short-term deferred revenue and customer deposits. Excluding the short-term deferred revenue and customer deposits, working capital would have been $292.7 million. The fiscal 2002 improvement in liquidity was primarily due to improved operating cash flow.

We calculate accounts receivable DSO on a “gross” basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. Accordingly, the accounts receivable balances related to the deferred revenue are generally included in the computation prior to the recognition of the related revenue. Calculated as such, DSO improved to 70 days as of October 31, 2002, compared to 80 days as of October 31, 2001. The decrease was due primarily to our improved success in collection of cash from customers and a lower average number of days granted under customer payment terms during fiscal 2002 compared to fiscal 2001. Our DSO can fluctuate depending on a number of factors, including the volume of revenue that is recognized toward the end of each period, the timing of annual maintenance billings during the first quarter of any fiscal year, customer payment terms, and the variability of quarterly revenue. Additionally, based on our improved collection results, we reduced our allowance for doubtful accounts by approximately $4.6 million in fiscal 2002.

Net intangibles and other assets, including goodwill, increased to $74.8 million at October 31, 2002, compared to $22.2 million at October 31, 2001 resulting from the first quarter of fiscal 2002 acquisition of YOUcentric. The $14.2 million increase in unearned revenue and customer deposits from October 31, 2001, was primarily due to an increase in annual maintenance contract billings that are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $5.4 million decrease in accrued liabilities from $144.2 million at October 31, 2001, was primarily the result of the decline in vacation accruals, the continued reduction of restructuring accruals previously discussed, and fiscal 2002 payments for purchased software previously accrued. These decreases in accrued liabilities were offset, in part, by an increase in accrued bonuses for our fiscal 2002 bonus plan and increased commissions payable.

We generated $138.1 million in cash from operating activities in fiscal 2002 compared to $66.6 million in fiscal 2001 and $4.3 million in fiscal 2000. The increase in cash generated from operations in fiscal 2002 compared to fiscal 2001 was primarily due to an increase in income from operations and increased collections of accounts receivable. Cash from operating activities for fiscal 2001 was negatively affected by operating losses and the fiscal 2001 restructuring activities, together with higher payments for reseller arrangements. The increase in cash generated from operations in fiscal 2001 compared to fiscal 2000 was primarily due to fewer third-party contractual prepayments in fiscal 2001 compared to fiscal 2000 and increased collections of domestic accounts receivable.

We used $68.2 million in cash for non-operating activities during fiscal 2002, $14.6 million during fiscal 2001, and generated $68.8 million in fiscal 2000. The increase in cash used for non-operating activities in fiscal

2002 compared to fiscal 2001 was primarily due to reduced proceeds from the sales or maturities of investments in marketable securities. During the last half of fiscal 2002, we began to reinvest in long-term marketable securities. However, the majority of our investments throughout fiscal 2002 were in cash and cash equivalents due to reduced interest rates on short-term and long-term marketable securities compared to fiscal 2001. During fiscal 2002, we received fewer cash proceeds from the issuance of common stock. Additionally, a decrease in cash resulted from designating a portion of our lease collateral associated with our corporate headquarters as restricted in accordance with our amended security agreements, discussed below. These increases in cash used were offset, in part, by the decrease in our purchase of short- and long-term marketable securities, resulting in carrying lower investment balances throughout fiscal 2002, as discussed above. The fiscal 2001 decrease from fiscal 2000 was primarily attributable to decreased net proceeds from the purchase and sales of our investments in marketable securities, additional investments in capitalized software development costs, and a decline in the proceeds resulting from issuances of our common stock under stock options and employee stock plans.

In August 1999, our Board of Directors authorized the repurchase of up to 8.0 million shares of our common stock under a share repurchase plan that was designed to partially offset the effects of share issuances under the stock option plans and Employee Stock Purchase Plan, or ESPP. In accordance with the share repurchase plan, we executed settlements of forward contracts to purchase approximately 5.0 million shares of our common stock for $94.4 million in cash, during fiscal 2001. During fiscal 2000, we entered into forward contracts for the purchase of approximately 5.2 million shares of our common stock in accordance with the stock repurchase plan, and we settled contracts for the purchase of approximately 2.5 million shares for a total of $90.5 million in cash. There were no outstanding forward contracts that required the future purchase of common stock as of October 31, 2001 or 2002. We did not enter into any forward contracts for the purchase of our common stock during fiscal 2002, and the share repurchase plan terminated on June 1, 2002. At October 31, 2001 and 2002, approximately 1.7 million and 3.3 million, respectively, of the repurchased shares have been reissued to fund our ESPP and the discretionary 401(k) Plan contribution, and approximately 3.6 million and 2.0 million remaining shares, respectively, were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost, and reissuances are accounted for on the first-in, first-out method.

In November 2001, we amended our Certificate of Incorporation and created a series of 300,000 shares of preferred stock designated as Series A Participating Preferred Stock with a par value of $0.001 per share, pursuant to a Stockholder Rights Plan. Under the Stockholder Rights Plan, we issued one right for each share of our common stock, held by our stockholders of record as of the close of business on November 26, 2001. The Stockholder Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of J.D. Edwards without offering a fair price to all of our stockholders.

Our corporate headquarters buildings were constructed on land owned by us and are leased under operating leases. During fiscal 1997 and fiscal 1998, we entered into six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks, provided the financing of $121.2 million in purchase and construction costs of the buildings through a combination of debt and equity. Our lease obligations are based on a return on the lessor’s costs. We also have an option to purchase the leased properties during the term of the lease for approximately $121.2 million, the amount expended by the lessor and syndication of banks for purchase and construction costs. In the event that we do not exercise our purchase option, we guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any of our financial obligations under the lease. We currently intend to exercise our option to purchase the leased properties upon termination of the leases, occurring between April and November of 2004, for a total of approximately $121.2 million, which will be financed with either existing cash balances or new financing arrangements.

We can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments. At October 31, 2001 and 2002, investments totaling $67.2 million and $117.6 million, respectively, were designated as collateral for these leases. During the third quarter of fiscal 2002, we elected to increase the total amount of investments designated as financing collateral in order to reduce the interest rate used to calculate our lease expense, which will partially offset an expected overall increase in interest rates during fiscal 2003. We expect to pay approximately $3.8 million in rent expense for our headquarters during fiscal 2003 based on expected interest rates compared to $2.8 million in rent expense for our headquarters during fiscal 2002. The majority of investments designated as collateral are included in cash and cash equivalents on the accompanying consolidated balance sheets.

During the fourth quarter of fiscal 2001, we obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks. In connection with the waiver, we designated $16.0 million of existing collateral as restricted cash and cash equivalents. During the first quarter of fiscal 2002, we executed amendments to the security agreements on the remaining leased buildings and designated an additional $19.4 million of the collateral as restricted cash and cash equivalents. The lease collateral represents substantially all of the $36.0 million restricted cash, cash equivalents, and investments on the accompanying consolidated balance sheets. We may withdraw the incremental funds used as collateral, excluding the restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At October 31, 2001 and 2002, funds used as collateral in the amount of $51.2 million and $82.2 million, respectively, were available for withdrawal. At October 31, 2001 and 2002, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

Contractual Obligations and Commercial Commitments

The following summarizes our significant contractual obligations, which are comprised of our lease obligations, at October 31, 2002, and the effect these significant contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	October 31,					Thereafter	Total
	2003	2004	2005	2006	2007
Operating leases	$38,830	$32,998	$18,687	$9,834	$6,895	$21,228	$128,472
Option to purchase facilities under master lease agreement	—	92,191	29,009	—	—	—	121,200

Total commitments	$38,830	$125,189	$47,696	$9,834	$6,895	$21,228	$249,672

We have commercial commitments related to our corporate headquarters buildings, as discussed above. We guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that the residual guarantee will be exercised to satisfy any of our financial obligations under the lease. Our lease obligations are based on a return on the lessor’s costs, as discussed above.

Additionally, we have a $50.0 million revolving line of credit which expires in July 2003. Amounts outstanding under this line of credit are secured by our accounts receivable. The primary purpose of this line of credit is for general corporate use and to increase our financial flexibility. As of 2002, the entire $50.0 million was available under our bank line of credit and no amounts were outstanding.

We also enter into forward foreign exchange contracts to mitigate foreign currency exchange risk of monetary assets and liabilities denominated in foreign currencies. The instruments generally mature in three months or less and all contracts are entered into with major financial institutions. At October 31, 2002, we had approximately $78.5 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding.

We have no significant commitments for capital expenditures at October 31, 2002. We believe that our cash and cash equivalents balance, our short- and long-term investments, our $50.0 million bank line of credit, and our funds generated from operations will be sufficient to meet cash needs for the short- and long-term. We may use a portion of those investments to make strategic investments in other companies or acquire businesses, products, or technologies that are complementary to our business. We also may invest more of our cash balances in additional short- and long-term investments. During fiscal 2001 and fiscal 2002, a significant portion of our cash inflows were generated by our operations. However, the continued slowdown in the global economy, strong competitive forces, the maturity of the traditional ERP market, challenges of entering new markets, and effects from organizational and management changes may negatively impact our ability to generate positive cash flow from operations. There can be no assurance that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

Recent Accounting Pronouncements

The FASB has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for October 31, 2002, beginning on page F-6.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or non-quantifiable—such as political, economic, tax, other regulatory, or credit risks—are not included in the following assessment of our market risks.

Foreign currency exchange rates.    Operations outside the United States expose us to foreign currency exchange rate changes and could affect translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Europe, Africa, Asia-Pacific, Canada, and Latin America. These foreign subsidiaries use either the local currency or the euro as their functional currency because revenue is generated and expenses are incurred in such currencies.

A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During fiscal 2002, 37% of our total revenue was generated from international operations, and the net assets of our foreign operations at October 31, 2002, represented 10% of consolidated net assets. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2003 if the U.S. dollar strengthens relative to certain foreign currencies.

In addition to the above, we have balance sheet exposure related to foreign net assets and forward foreign exchange contracts. We enter into forward foreign exchange contracts to mitigate the exposure effects of exchange rate changes on cash from receivables and payables denominated in certain foreign currencies. Such forward foreign exchange contracts cannot completely protect us from the risk of foreign currency losses due to the number of currencies in which we conduct business, the volatility of currency rates, and the constantly changing currency exposures. Foreign currency gains and losses, which are recorded on the accompanying consolidated statement of operations, will continue to result from fluctuations in the value of the currencies in which we conduct operations as compared to the U.S. dollar, and future operating results will continue to be affected by gains and losses from foreign currency exposure.

We prepared sensitivity analyses of our exposures from foreign net assets and forward foreign exchange contracts as of October 31, 2002, and our exposure from anticipated foreign revenue for fiscal 2003 to assess the impact of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. Based on the results of the forward foreign exchange contract analyses, a 10% adverse change in foreign exchange rates from the October 31, 2002, rates would not result in a material impact to our results of operations, cash flows, or financial condition for the next fiscal year.

Interest Rates.    Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of U.S. government treasury and agency securities and corporate debt securities with maturities no longer than 30 months, as well as money market mutual funds and corporate equity securities. We classify all investments in marketable securities as available for sale, and these investments are carried at fair value as generally determined by their quoted market prices. Unrealized gains or losses are included, net of tax (prior to our valuation allowance), as a component of accumulated other comprehensive income or loss. Additionally, we have lease obligations calculated as a return on the lessor’s costs of funding based on the London Interbank Offered Rate, or LIBOR, and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could impact our anticipated interest income and lease obligations or could impact the fair market value of our investments.

We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated investment and borrowing levels for fiscal 2002 to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the October 31, 2002, rates would not have a material adverse effect on the fair value of investments and would not materially affect our results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2003.

Item 8.     Consolidated Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and begin on page F-1. The supplementary financial information required by this item is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection titled “Quarterly Results of Operations/Supplementary Financial Information.”

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Our Directors and Executive Officers

The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections titled “Information About Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2003 Annual Meeting of Stockholders (the 2003 Proxy Statement) to be filed with the Commission within 120 days after the end of our fiscal year ended October 31, 2002, except that the information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section titled “Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Directors’ Compensation” and “Compensation of Executive Officers” in our 2003 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management, as well as equity compensation plans, is incorporated by reference to the information set forth in the sections titled “Beneficial Owners and Management’s Ownership of J.D. Edwards Stock” and “Equity Compensation Plan Information” in our 2003 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2003 Proxy Statement.

Item 14.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b)  Changes in internal controls.    Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

1.  Consolidated Financial Statements.

The following consolidated financial statements of J.D. Edwards are filed as part of this report:

2.  Consolidated Financial Statements Schedule.

The following financial statement schedule of J.D. Edwards for each of the years ended October 31, 2000, 2001, and 2002, is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements and the related notes thereto.

Page
Schedule II — Valuation and Qualifying Accounts	S-1

Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.  Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(b)  Reports on Form 8-K:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of December 2002.

J.D. EDWARDS & COMPANY

By:	/s/ RICHARD G. SNOW, JR.
Name: Richard G. Snow, Jr. Title: Vice President, General Counsel, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on December 6, 2002, on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ ROBERT M. DUTKOWSKY Robert M. Dutkowsky	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ RICHARD E. ALLEN Richard E. Allen	Chief Financial Officer, Executive Vice President, Finance and Administration, and Director (principal financial officer)

/s/ PAMELA L. SAXTON Pamela L. Saxton	Vice President of Finance, Controller, and Chief Accounting Officer (principal accounting officer)

/s/ GERALD HARRISON Gerald Harrison	Director

/s/ DELWIN D. HOCK Delwin D. Hock	Director

/s/ MICHAEL J. MAPLES Michael J. Maples	Director

/s/ TRYGVE E. MYHREN Trygve E. Myhren	Director

/s/ ROBERT C. NEWMAN Robert C. Newman	Director

CERTIFICATIONS

I, Robert M. Dutkowsky, certify that:

1.	I have reviewed this annual report on Form 10-K of J.D. Edwards and Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

/s/ ROBERT M. DUTKOWSKY
Chairman, President, and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Richard E. Allen, certify that:

1.	I have reviewed this annual report on Form 10-K of J.D. Edwards and Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

/s/ RICHARD E. ALLEN
Chief Financial Officer, Executive Vice President, Finance and Administration and Director (principal financial officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
J.D. Edwards & Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 52 present fairly, in all material respects, the financial position of J.D. Edwards & Company and its subsidiaries at October 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 15(a)(2) on page 52 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
November 21, 2002

J.D. EDWARDS & COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$231,952	$302,830
Short-term investments	1,515	301
Accounts receivable, net of allowance for doubtful accounts of $16,900 and $12,300 at October 31, 2001 and 2002, respectively	214,621	193,202
Other current assets	31,370	38,344

Total current assets	479,458	534,677
Long-term marketable securities and other investments	702	17,203
Restricted cash, cash equivalents, and investments	15,960	35,995
Property and equipment, net	70,021	69,728
Software costs, net	72,821	77,275
Goodwill, net	7,741	66,250
Intangibles and other assets, net	14,429	8,525

	$661,132	$809,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,616	$35,032
Unearned revenue and customer deposits	167,487	181,728
Accrued liabilities	144,163	138,737

Total current liabilities	354,266	355,497
Unearned revenue, net of current portion, and other	7,807	12,271

Total liabilities	362,073	367,768
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; 4,700,000 shares authorized; none outstanding	—	—
Preferred stock, series A participating, $.001 par value; 300,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized; 114,193,712 issued and 110,620,096 outstanding as of October 31, 2001; 121,294,328 issued and 119,281,613 outstanding as of October 31, 2002	114	121
Additional paid-in capital	442,511	493,779
Treasury stock, at cost; 3,573,616 shares and 2,012,715 shares as of October 31, 2001 and 2002, respectively	(72,323)	(24,262)
Deferred compensation	(32)	(1,421)
Accumulated deficit	(57,075)	(10,882)
Accumulated other comprehensive income (loss): unrealized gains (losses) on equity securities and foreign currency translation adjustments, net	(14,136)	(15,450)

Total stockholders’ equity	299,059	441,885

	$661,132	$809,653

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended October 31,
	2000	2001	2002
Revenue:
License fees	$419,103	$271,869	$227,021
Services	603,911	622,399	677,436

Total revenue	1,023,014	894,268	904,457
Costs and expenses:
Cost of license fees (including write-offs of certain third-party product arrangements of $20,566 in fiscal 2001)	59,963	64,189	34,762
Cost of services	388,030	344,176	324,850
Sales and marketing	367,050	292,758	275,566
General and administrative	97,556	91,963	90,418
Research and development	116,866	99,943	123,292
Amortization and write-offs of acquired software, other acquired intangibles, and acquisition-related deferred compensation	25,044	27,388	22,257
Acquired in-process research and development	—	—	4,600
Restructuring and other related charges	28,016	25,621	1,546

Total costs and expenses	1,082,525	946,038	877,291
Operating income (loss)	(59,511)	(51,770)	27,166
Other income (expense):
Interest and dividend income	14,980	13,081	6,472
Gains (losses) on equity investments and sale of product line	24,582	(8,516)	(545)
Interest expense, foreign currency gains (losses) and other, net	(683)	(1,115)	465

Income (loss) before income taxes	(20,632)	(48,320)	33,558
(Benefit from) provision for income taxes	(5,210)	131,433	(12,635)

Net income (loss)	$(15,422)	$(179,753)	$46,193

Net income (loss) per common share:
Basic	$(0.14)	$(1.61)	$0.39

Diluted	$(0.14)	$(1.61)	$0.38

Weighted-average shares outstanding:
Basic	109,376	111,778	118,305
Diluted	109,376	111,778	121,414

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock (Includes shares subject to repurchase)		Additional Paid-in Capital	Treasury Stock		Deferred Compensation	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
Balance, October 31, 1999	107,109,494	$107	$456,387	—	$—	$(283)	$138,100	$(1,591)
Stock option exercises, issuances under employee stock purchase plan, and other	4,924,966	5	26,488	524,595	19,399	195	—	—
Adjustment for redemption amount of stock repurchase contracts	—	—	(89,113)	—	—	—	—	—
Repurchase of shares of common stock, net	—	—	430	(2,472,500)	(90,486)	—	—	—
Tax benefit from stock compensation	—	—	22,524	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,422)	—
Unrealized gains on equity securities, net	—	—	—	—	—	—	—	9,240
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(4,982)

Balance, October 31, 2000	112,034,460	112	416,716	(1,947,905)	(71,087)	(88)	122,678	2,667
Stock option exercises, issuances under employee stock purchase plan, and other	2,159,252	2	(11,428)	1,165,289	41,239	56	—	—
Repurchase of shares of common stock, net	—	—	89,113	(4,969,500)	(94,365)	—	—	—
Reissuance of shares of common stock, net	—	—	(51,890)	2,178,500	51,890	—	—	—
Net loss	—	—	—	—	—	—	(179,753)	—
Unrealized losses on equity securities, net	—	—	—	—	—	—	—	(14,557)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(2,246)

Balance, October 31, 2001	114,193,712	114	442,511	(3,573,616)	(72,323)	(32)	(57,075)	$(14,136)
Stock option exercises, issuances under employee stock purchase plan, and other	483,797	—	(26,983)	1,560,901	48,061	—	—	—
Shares issued in business acquisition	6,616,819	7	72,885	—	—	—	—	—
Deferred compensation, net	—	—	3,780	—	—	(1,389)	—	—
Stock compensation	—	—	1,586	—	—	—	—	—
Net income	—	—	—	—	—	—	46,193	—
Unrealized gain on equity securities, net	—	—	—	—	—	—	—	29
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(1,343)

Balance, October 31, 2002	121,294,328	$121	$493,779	(2,012,715)	$(24,262)	$(1,421)	$(10,882)	$(15,450)

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2000	2001	2002
Operating activities:
Net income (loss)	$(15,422)	$(179,753)	$46,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,039	31,910	31,264
Amortization and write-offs of acquired software and other acquired intangibles	26,256	39,398	37,131
Write-off of acquired in-process research and development	—	—	4,600
Provisions for losses and reserves on accounts receivable	13,663	16,665	6,394
Stock compensation	1,279	—	3,977
Gain (loss) on sale of product line	(5,686)	1,299	—
Gain (loss) on investments in marketable securities	(18,896)	7,217	545
Amortization of securities premiums or discounts	1,736	(906)	(232)
Write-off of software development costs and prepaid reseller royalties	—	20,566	1,535
(Benefit from) provision for deferred income taxes, including valuation allowance	(14,050)	122,547	—
Other	5,714	3,307	(1,325)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,910)	17,043	22,538
Other assets	(23,944)	8,570	(6,980)
Accounts payable	14,250	(16,788)	(8,916)
Unearned revenue and customer deposits	7,511	29,696	12,891
Accrued liabilities	11,783	(34,185)	(11,505)

Net cash provided by operating activities	4,323	66,586	138,110
Investing activities:
Purchase of marketable securities and other investments	(108,419)	(17,361)	(16,500)
Proceeds from sales or maturities of investments in marketable securities	292,595	151,168	929
Purchase of property and equipment, net	(31,824)	(23,913)	(27,761)
Cash paid for acquisition of businesses, net of cash acquired	(10,151)	—	(1,878)
Capitalized software costs	(24,755)	(40,114)	(21,004)

Net cash provided by (used in) investing activities	117,446	69,780	(66,214)
Financing activities:
Stock option exercises and issuances under employee stock purchase plan	41,829	25,962	16,705
Settlement of common stock repurchase contracts	(90,486)	(94,365)	—
Restricted cash, cash equivalents, and investments	—	(43,609)	(19,423)
Release of restricted cash and cash equivalents	—	27,649	729

Net cash used in financing activities	(48,657)	(84,363)	(1,989)
Effect of exchange rate changes on cash	(5,779)	(725)	971

Net increase in cash and cash equivalents	67,333	51,278	70,878
Cash and cash equivalents at beginning of period	113,341	180,674	231,952

Cash and cash equivalents at end of period	$180,674	$231,952	$302,830

Supplemental disclosure of other cash and non-cash investing and financing transactions:
Interest paid	$135	$2,818	$957
Income taxes paid	5,476	9,649	1,831
Retirement savings plan contribution funded with common stock	2,782	3,697	3,748
Deferred stock compensation for assumed options related to acquisition of business	—	—	2,099
Transfer of unrestricted long-term investments in marketable securities to restricted long-term investments in marketable securities	—	20,304	—
Reconciliation for acquisition of business:
On November 16, 2001, the company acquired all of the issued and outstanding stock of YOUcentric, Inc., in exchange for $81.7 million of consideration. In conjunction with the acquisition, the fair value of assets and liabilities received were as follows:

Fair value of assets acquired			$79,024
Common stock issued for acquired company and fair value of options assumed			(72,885)
Write-off of acquired in-process research and development			4,600
Cash paid for acquisition of business, net of cash acquired			(751)

Fair value of liabilities assumed			$9,988

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  The Company and Summary of Significant Accounting Policies

Operations

J.D. Edwards (the Company) develops and markets collaborative enterprise software, as well as consulting, education, and support services. J.D. Edwards’ offerings are differentiated by a practice of listening to customers, innovating on their behalf, and delivering solutions as part of a results-oriented relationship. The Company strives to make the customers stronger, enabling them to solve their most important business challenges. The Company’s software applications help customers integrate various aspects of their businesses—from managing relationships with suppliers, employees, and customers to processing transactions and analyzing internal business information. Founded in March 1977, the Company develops software in 21 languages that is used by approximately 6,600 mid-market and large customers in more than 110 countries. The Company has nearly 5,000 employees in 18 United States offices and 40 international offices. The Company maintains relationships with major technology and platform providers, consulting firms, and product alliance partners.

Principles of Consolidation and Basis of Presentation

The accounts of the Company have been consolidated. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are stated in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments and assumptions are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Management also assesses potential losses in relation to various business activities and if a loss is considered probable and the amount can be reasonably estimated, management recognizes an expense for the estimated loss. As additional information becomes available, management reassesses the potential liability and may revise the estimate. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements are affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Revenue Recognition

The Company derives revenue from two primary sources: software licenses and services, which include direct consulting, software maintenance support, customer education, fees generated through subcontracted third-party arrangements, and referral fees. The Company recognizes revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended and interpreted by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions,” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. In addition, the Company has adopted Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” which provides further interpretative guidance for public companies in the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB No. 101 during the fourth

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of fiscal 2001 did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or current licensing or revenue recognition practices. Management exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.

The Company recognizes license fee revenue when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. The Company’s shipping terms are free on board, or FOB, shipping point. For license transactions with undelivered elements, the fair value of the fees associated with those undelivered elements is recorded as deferred revenue and recognized once such elements are delivered. Typically, the Company’s software licenses do not include significant post-delivery obligations to be fulfilled by the Company, and payments are due within a 12-month period from the date of delivery. Where software license contracts call for payment terms of 12 months or more from the date of delivery, revenue is recognized as payments become due assuming all other conditions for revenue recognition have been satisfied.

Consulting and education services are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of the Company’s software products. Revenue from these services is recognized separately from the license fees because the arrangements qualify as “service transactions” as defined by SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Generally, revenue from time and materials consulting contracts and education services are recognized as services are performed.

Maintenance revenue from agreements for supporting and providing periodic unspecified upgrades to the licensed software is recorded as unearned revenue and is recognized ratably over the support service period, which in most instances is one year. Such unearned revenue includes a portion of the related arrangement fee equal to the fair value of any bundled support services and unspecified upgrades.

Contract accounting is utilized for fixed-price contracts and those requiring significant software modifications, developments, or customization. In such instances, the entire arrangement fee, including both software licenses and services, is accounted for in accordance with SOP, 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” whereby license and consulting services revenue is recognized, generally using the percentage-of-completion method measured on labor hours. The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed are recorded as unearned revenue. Unbilled work in-progress represents revenue earned but not yet billable under the terms of the fixed-price contracts, and all such amounts are expected to be billed and collected during the succeeding twelve months. The Company may encounter budget and schedule overruns on fixed-price contracts caused by increased material, labor, or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

Management anticipates that the majority of our arrangement fees will continue to be recognized as described above. The Company does not require collateral for receivables; however, an allowance is maintained for potential losses.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

Management makes judgments related to the Company’s ability to collect outstanding accounts receivable. The Company provides allowances for receivables when their collection becomes doubtful by recording a reduction to revenue. Provisions are made based on a review of all significant outstanding receivables. Generally, management determines the allowance based on the assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments owed to the Company, an increase in the provision for doubtful accounts would be required. Conversely, if the Company’s historical collection experience shows considerable improvement, the allowance for doubtful accounts may be reduced accordingly. When a receivable is written off, the allowance for doubtful accounts is reduced accordingly. Adjustments to the provisions for doubtful accounts could materially affect the Company’s results of operations.

Reimbursable Out-of-Pocket Expenses

During the second quarter of fiscal 2002, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the consolidated statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company’s financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $21.9 million, $20.3 million, and $19.6 million for fiscal 2000, fiscal 2001, and fiscal 2002, respectively, are now reflected as revenue and cost of revenue. This change had no effect on operating income or loss or net income or loss for any period presented.

Capitalized Software Development Costs

The Company capitalizes internally developed software costs, software purchased from third parties, and outsourced software development costs in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company’s internally developed software costs include application and tools development, testing, translation, and localization costs incurred in producing software to be licensed to customers. The Company also contracts with third parties to develop or test software that will be licensed to customers, and these costs are capitalized. In addition, from time to time, the Company purchases source code or product rights from third parties that will be integrated with the Company’s software. The fees paid to third parties are a component of capitalized software costs. Capitalization of development costs related to these software products begins once the technological feasibility of the product is established. Based on the Company’s software engineering process, technological feasibility is established upon completion of a detailed program design or working model. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. During fiscal 2001, the Company capitalized $29.2 million of internal development costs and $9.1 million of costs related to third-party product rights and outsourced development costs. During fiscal 2002, the Company capitalized $18.5 million of internal development costs and $3.3 million of costs related to third-party product rights and outsourced development costs.

Under SFAS No. 86, amortization of capitalized software development costs is computed as the greater of: (a) the amount determined by ratio of the product’s current revenue to its total expected future revenue; or (b) the straight-line method over the product’s estimated useful life, generally three years. During all periods presented herein, the Company used the straight-line method to amortize such capitalized costs. Amortization expense for

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

internally developed capitalized software, capitalized third-party product rights, and capitalized outsourced development is included in the cost of license fees and was $1.3 million, $11.4 million, and $16.1 million in fiscal 2000, fiscal 2001, and fiscal 2002, respectively. Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) and routine enhancements are expensed as incurred because of the short time frame between the determination of technological feasibility and the date of general release of related products.

The Company is required to evaluate the capitalized software development assets for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining, and disposing of the product. Any write-downs of capitalized software are not subsequently restored, and the net realizable value at the close of an annual fiscal period becomes the amount capitalized and amortized for future accounting purposes.

Acquired Software and Other Acquired Intangibles

From time to time the Company may acquire software or other intangible assets in business combinations (see Note 8). The Company’s business combinations were accounted for using the purchase method of accounting, and acquired software and other acquired intangibles represent the amount of purchase price allocated to such intangible assets, such as core software, in-place workforce, customer base, and goodwill at the date of each acquisition. Goodwill represents the excess of purchase price over fair value of the net assets acquired. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which are generally three years for acquired core software and four years for other acquired intangible assets. The amortization of acquired software and other acquired intangible assets is shown in aggregate, as a separate line item, in the consolidated statements of operations. As of November 1, 2002, goodwill is no longer being amortized. See Recent Accounting Pronouncements below. The goodwill will be assessed on an annual basis for impairment at the reporting unit level by applying a fair-value-based test.

During the fourth quarter of fiscal 2001, management performed an impairment analysis of the Company’s acquired intangibles under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The impairment analysis for fiscal 2001 was performed as a result of the overall decline in the Company’s stock price during fiscal 2001, the year-over-year decline in revenue from fiscal 2000, increased operating losses compared to prior fiscal periods, and the Company’s fiscal 2001 restructuring. Management retained an independent appraisal firm to perform valuations and review the Company’s acquired software, customer base, and goodwill for impairment. Software and goodwill were reviewed by analyzing the forecasted undiscounted cash flows from operations for the enterprise and the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired. Management performed an internal analysis of in-place workforce. The estimated fair value of in-place workforce represented a replacement cost estimate, and management’s impairment testing was based on employee turnover within each acquired organization since the respective acquisition dates. Management’s impairment analysis resulted in a write-off of $2.5 million of intangible workforce assets during the fourth quarter of fiscal 2001.

During the fourth quarter of fiscal 2002, management performed an impairment analysis of the Company’s acquired software and goodwill related to our YOUcentric, Inc., or YOUcentric, acquisition and our in-place workforce balances under SFAS No. 121. The impairment analysis for fiscal 2002 was performed due to the worsening of the customer relationship management, or CRM, market in fiscal 2002, a continued decline in the Company’s stock price, and the year-over-year decline in license fee revenue from fiscal 2001. Management

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retained an independent appraisal firm to perform valuations and review the Company’s acquired software and goodwill related to our YOUcentric acquisition for impairment. Software and goodwill were reviewed by analyzing the forecasted undiscounted cash flows from operations for the enterprise and the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired. Management performed an internal analysis of our in-place workforce balances. The estimated fair value of in-place workforce represented a replacement cost estimate, and management’s impairment testing was based on employee turnover within each acquired organization since the respective acquisition dates. Management’s impairment analysis resulted in a minimal write-off of $365,000 of intangible workforce assets during the fourth quarter of fiscal 2002.

The gross allocated cost basis and allocated cost, net of accumulated amortization and currency translation adjustments as of October 31, 2001 and 2002, along with the amortization expense and write-offs for fiscal 2001 and fiscal 2002 related to the software, in-place workforce, customer base, and goodwill is shown in the following table (in thousands):

	Allocated Cost	Allocated Cost, Net	Fiscal Year Amortization Expense and Write-offs
October 31, 2001:
Software	$32,856	$6,340	$11,579
In-place workforce	10,506	2,929	5,871
Customer base	21,551	9,303	5,572
Goodwill	17,520	7,741	4,366

Total	$82,433	$26,313	$27,388

October 31, 2002:
Software	$42,071	$5,938	$9,032
In-place workforce	10,538	1,042	2,026
Customer base	22,301	4,099	5,485
Goodwill	80,981	66,250	4,364
Non-compete agreements	200	133	67

Total	$156,091	$77,462	$20,974

Acquired In-Process Research and Development

For business combinations accounted for using the purchase method of accounting, the amount of purchase price allocated to acquired in-process research and development, or IPR&D, at the date of acquisition is expensed immediately as of the date of such acquisition in accordance with Interpretation, or FIN, No. 4, “Applicability of Financial Accounting Standards Board Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of SFAS No. 2” (see Note 8). IPR&D consists of products or technologies that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. When technological feasibility is not yet proven, and if no alternative future uses are believed to exist for in-process technologies, the assigned values are expensed immediately upon the closing dates of the acquisitions. Amounts allocated to IPR&D are shown as a separate line item in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining the Company’s worldwide provision for income taxes. In

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities.

Management assesses the likelihood that the Company’s deferred tax asset will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, the Company establishes a valuation allowance. The Company considers future taxable income projections and ongoing prudent and feasible tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if management determines that the amount to be realized is less or greater than the amount the Company has recorded.

Cash, Cash Equivalents, and Investments

The Company’s investment portfolio consists of investments classified as cash equivalents, short-term investments, and long-term investments. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. The Company’s entire investment portfolio is classified as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Any unrealized gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Any realized gains or losses are shown in the accompanying consolidated statements of operations in other income or expense.

During fiscal 2000, the Company realized losses of $747,000 from the sales of certain municipal bonds. Additionally during fiscal 2000, the Company realized gains of $18.9 million on the sale of certain equity investments in publicly traded or privately held technology companies. At October 31, 2001, the Company’s short- and long-term investments totaled $2.2 million and consisted of equity investments in publicly traded and privately held technology companies. During fiscal 2001, the Company realized losses of $7.2 million for other than temporary declines in fair value of certain equity investments. Additionally, during fiscal 2001, the Company realized gains of $960,000 from the sales of corporate, treasury, and agency fixed-income securities. At October 31, 2001, the Company’s investments resulted in gross unrealized gains of $223,000.

At October 31, 2002, short- and long-term investments consisted of United States government treasury as well as agency and corporate debt securities with terms no longer than 30 months, in addition to money market mutual funds and corporate equity securities. At October 31, 2002, the Company’s short- and long-term investments totaled $17.5 million, of which $16.7 million was related to long-term investments and $754,000 was the remaining aggregate fair value of equity securities in certain publicly traded or privately held technology companies. During fiscal 2002, the Company recorded losses of $1.0 million for other than temporary declines in fair value of certain equity investments and realized gains of $500,000 from the sale of certain equity investments. At October 31, 2002, the Company’s investments resulted in a gross unrealized gain of $29,000.

At October 31, 2001 and 2002, the Company had $5.3 million in equity related to a deferred tax liability that existed as of October 31, 2000, related to unrealized gains on certain of its investments. Due to the valuation allowance recorded against the Company’s net deferred tax asset in fiscal 2001, this amount was recorded as equity, where it will remain until all these investments are sold, at which time it will be recorded through operations. Foreign mutual funds and other foreign short- and long-term investments totaled $16.6 million and $12.7 million of the total investments at October 31, 2001 and 2002, respectively.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost basis, aggregate fair value, and gross unrealized gains or losses for the Company’s cash, cash equivalents, short- and long-term investment portfolio is shown below. The gross unrealized gains and losses are included in stockholders’ equity as follows (in thousands):

	Cost Basis	Fair Value Basis	Gross Unrealized Gains (Losses)
October 31, 2001:
Money market funds	$206,212	$206,212	$—
Corporate equity securities	1,994	2,217	223
Other debt and equity securities	5,937	5,937	—
Cash	35,763	35,763	—

Total cash, cash equivalents, and investments	$249,906	$250,129	$223

October 31, 2002:
Debt securities issued by the United States Treasury and other United States government agencies	$27,629	$27,669	$40
Corporate debt securities	3,603	3,596	(7)
Money market funds	292,344	292,344	—
Corporate equity securities	535	754	219
Cash	31,966	31,966	—

Total cash, cash equivalents, and investments	$356,077	$356,329	$252

In connection with certain lease transactions discussed in Note 11, management has elected to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with certain of its investments. The Company may withdraw the funds used as collateral at its sole discretion provided the withdrawals are limited to amounts in excess of the restricted cash and cash equivalents and it is not in default under the lease agreement. At October 31, 2001, $16.0 million in cash and cash equivalents were restricted; at October 31, 2002, $21.5 million of cash and cash equivalents and $14.5 million of long-term investments in marketable securities were restricted pursuant to executed amendments to the security agreements for the Company’s headquarters facilities (see Note 11) and are shown on the accompanying balance sheet as restricted cash, cash equivalents, and investments.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. In accordance with the Company’s cash investment policies, the majority of its investments are made in investment grade securities. Management believes the risk with respect to trade receivables is mitigated by the fact that the Company’s customer base is geographically widespread and is highly diversified. No single customer accounted for 10% or more of revenue for fiscal 2000, fiscal 2001, or fiscal 2002 or of accounts receivable at October 31, 2001 or 2002.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including trade receivables and accounts payable, approximate fair market value due to their short maturities.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment and Long-Lived Assets

Property and equipment are stated at cost, net of accumulated depreciation, and are depreciated over their estimated useful lives using the straight-line method. The Company estimates a useful life for furniture and fixtures of five to seven years, two to three years for computer equipment, and three years for internal-use software. The Company evaluates potential impairments of long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. If, in performing this evaluation, the Company determines that an impairment has occurred, the impairment is measured based on a comparison of net book value to discounted cash flows or fair value, whichever is more determinable.

Advertising and Shipping and Handling Costs

The Company generally expenses all advertising and shipping and handling costs as incurred. Advertising costs totaled $47.2 million, $53.0 million, and $44.1 million in fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and are primarily included in sales and marketing expenses on the accompanying consolidated statements of operations. Shipping and handling costs totaled $726,000, $260,000, and $400,000 in fiscal 2000, fiscal 2001, and fiscal 2002, respectively, and are included in cost of license fees and cost of services on the accompanying consolidated statements of operations.

Foreign Currency Translation

Translation of asset and liability balances to U.S. dollars is based on exchange rates as of each balance sheet date. Cumulative currency translation adjustments, net of related deferred taxes, are shown as a separate component of stockholders’ equity. Accumulated foreign currency translation balances consisted of a net loss of $8.8 million and $10.2 million at October 31, 2001 and 2002, respectively. The deferred taxes allocated to these amounts for fiscal 2001 and fiscal 2002 were $3.9 million.

Statements of operations and cash flow amounts are translated at the average exchange rates for the period. Foreign currency exchange gains and losses and unrealized gains and losses on short-term intercompany receivables and payables are included in results of operations as incurred. Net foreign currency exchange gains and losses are included in other income and expense. During fiscal 2000 net foreign currency exchange losses totaled $422,000. During fiscal 2001 and fiscal 2002, net foreign currency exchange gains totaled $742,000 and $50,000, respectively.

Accounting for Derivative Instruments and Foreign Currency Exposure

The Company enters into forward foreign exchange contracts to mitigate the foreign currency exchange risk of monetary assets and liabilities denominated in foreign currency. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of such mitigating instruments. The instruments used generally mature in three months or less, and all contracts are entered into with major financial institutions. At October 31, 2002, the Company had approximately $78.5 million of gross U.S. dollar equivalent forward foreign exchange contracts outstanding to mitigate the exposure of monetary assets and liabilities denominated in foreign currency. Gains and losses from the mark-to-market adjustments on these contracts were included with foreign currency gains and losses on the transactions being mitigated and were recognized as non-operating income or expense in the period in which the gain or loss on the underlying transaction is recognized. All gains and losses related to foreign exchange contracts were included in cash flows from operating activities in the consolidated statements of cash flows. The Company does not hold any derivative financial instruments for trading or speculative purposes.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective November 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities.” SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments are recognized in current earnings. The Company’s adoption of SFAS No. 133, as amended, did not have a material impact on its consolidated financial position, results of operations, or cash flows.

Stock-Based Compensation

The Company has elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees,” as interpreted by FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” are included in Note 5. SFAS No. 123 permits the use of either a fair-value-based method or the intrinsic value method to account for stock-based employee compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value method. Generally, the Company grants stock options with an exercise price equal to the fair value at the date of grant.

Deferred compensation costs are charged to expense using the accelerated method prescribed by FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Additionally, from time to time, the Company may grant stock-based compensation awards to non-employees in exchange for professional services rendered. The Company accounts for these grants in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees, or in Conjunction with Selling Goods or Services.” The Company measures the fair value of the equity instruments using a Black-Scholes option-pricing model. The related expense is recognized over the expected service period.

Earnings Per Common Share

Basic earnings per share, or EPS, excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Diluted loss per share for fiscal 2000 and fiscal 2001 excludes common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded were 5.2 million shares and 1.6 million shares for fiscal 2000 and fiscal 2001, respectively. The weighted-average outstanding shares for fiscal 2000 and fiscal 2001 are reflected net of treasury shares, if any. All shares owned by the Employee Retirement Savings Plans were included in the weighted-average common shares outstanding for all periods. Options to purchase stock at exercise prices greater than the average fair market value of the Company’s stock for the periods presented are excluded from the calculation of diluted income or loss because their inclusion would be anti-dilutive. For fiscal 2000, fiscal 2001, and fiscal 2002, options to purchase 7.5 million, 14.3 million, and 12.0 million, respectively, were excluded from the diluted income or loss per share calculations. Since October 31, 2002, the Company has issued 3.6 million stock options with exercise prices between $10.70 and $14.52, which could have a dilutive effect on future diluted net income per share.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Year Ended October 31,
	2000	2001	2002
Numerator:
Net income (loss)	$(15,422)	$(179,753)	$46,193

Denominator:
Basic income (loss) per share—weighted-average shares outstanding	109,376	111,778	118,305
Dilutive effect of common stock equivalents	—	—	3,109

Diluted income (loss) per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	109,376	111,778	121,414

Basic net income (loss) per share	$(0.14)	$(1.61)	$0.39

Diluted net income (loss) per share	$(0.14)	$(1.61)	$0.38

Other Comprehensive Income or Loss

Other comprehensive income or loss includes unrealized gains or losses on available-for-sale equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders’ equity and have not affected net income or loss. The amount of income tax expense or benefit allocated to each component of other comprehensive income or loss is equivalent to the effective income tax rate in each of the periods presented below. The following table summarizes the components of other comprehensive income or loss as of the balance sheet dates indicated (in thousands):

	Year Ended October 31,
	2000	2001	2002
Net income (loss)	$(15,422)	$(179,753)	$46,193
Change in unrealized gains (losses) on equity securities	9,240	(14,557)	29
Change in foreign currency translation adjustments	(4,982)	(2,246)	(1,343)

Total comprehensive income (loss), net	$(11,164)	$(196,556)	$44,879

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which supersedes APB Opinion No. 16, “Business Combinations.” SFAS No. 141 requires that purchase method of accounting be used for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 will not change the method of accounting used by the Company in previous business combinations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for the Company’s fiscal year 2003. Certain provisions will also be applied to acquisitions initiated subsequent to

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain intangibles to goodwill, reassessment of the useful lives of intangibles, and reclassification of certain intangibles out of previously reported goodwill. The Company is not amortizing $62.5 million of goodwill associated with the acquisitions that occurred subsequent to June 30, 2001.

The Company adopted the provisions of SFAS No. 142 on November 1, 2002. Accordingly, beginning on November 1, 2002, the in-place workforce and customer-base intangible assets with a combined net book value at October 31, 2002, of $5.1 million will be combined with the remaining $3.8 million of goodwill associated with pre-July 1, 2001, business acquisitions, the total of which will no longer be amortized. Software and other intangible assets in the amount of $6.1 million will continue to be amortized over their expected useful lives, which are generally three years. The Company will measure the combined goodwill as part of the transition provisions during the first quarter of fiscal 2003. Additionally, the Company will be required to measure the combined goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Any impairment resulting from the transition test will be recorded and recognized as a change in accounting principle. Management anticipates that the adoption of SFAS No. 142 will not have a material impact on the Company’s business acquisitions completed prior to June 30, 2001, as the majority of goodwill and other intangible assets related to those acquisitions were amortized by October 31, 2002. Management cannot determine the future extent of impairment, if any, until such impairment review is completed.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 during its first quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 143 will not have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 during its first quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 144 will not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)  Certain Balance Sheet Components

The components of certain balance sheet line items are as follows (in thousands):

	October 31,
	2001	2002
Accounts receivable:
Accounts receivable	$231,521	$205,502
Less: allowance for doubtful accounts	(16,900)	(12,300)

	$214,621	$193,202

Property and equipment:
Furniture and fixtures	$93,700	$96,991
Computer equipment and software	75,391	84,956
Land and improvements	9,184	9,020

	178,275	190,967
Less: accumulated depreciation	(108,254)	(121,239)

	$70,021	$69,728

Intangible and other assets, net:
Deposits	$1,464	$1,553
Acquired intangible assets, including goodwill	19,972	71,524
Other long-term assets	734	1,698

	$22,170	$74,775

Software costs:
Software costs	$139,639	$167,949
Less: accumulated amortization	(66,818)	(90,674)

	$72,821	$77,275

Unearned revenue and customer deposits:
Unearned revenue	$165,933	$178,651
Customer deposits	1,554	3,077

	$167,487	$181,728

Accrued liabilities:
Compensation and related accruals	$62,223	$69,963
Accrued income taxes	12,310	10,733
Other accrued costs	69,630	58,041

	$144,163	$138,737

Net accounts receivable decreased $21.4 million from October 31, 2001, primarily due to collection of cash from customers during fiscal 2002. The net property and equipment balance was relatively unchanged compared to October 31, 2001. During fiscal 2002, the Company purchased additional computer and network equipment, which was offset by a proportionate increase in accumulated depreciation during fiscal 2002. Net intangibles and other assets consist primarily of intangible assets related to the in-place workforce, customer base, and goodwill resulting from the Company’s business acquisitions. The total $52.6 million increase in net intangibles and other assets from October 31, 2001, was primarily related to the Company’s first quarter of fiscal 2002 acquisition of

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YOUcentric. Net software costs consist primarily of capitalized internally developed software costs, software purchased from third parties, subcontracted software development costs, and software purchased in business acquisitions. The increase of $4.5 million to $77.3 million in fiscal 2002 from fiscal 2001 was primarily related to the software purchased in the Company’s first quarter of fiscal 2002 acquisition of YOUcentric, offset in part, by decreased capitalization during fiscal 2002 as certain software engineering projects have reached general availability, and a smaller portion of the Company’s research and development costs were capitalized.

Unearned revenue and customer deposits consist primarily of annual maintenance contract billings that are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $14.2 million increase in unearned revenue and customer deposits from October 31, 2001, was primarily due to an increase in annual maintenance contract billings that are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $5.4 million decrease in accrued liabilities from $144.2 million at October 31, 2001, was primarily the result of the decline in vacation accruals, the continued reduction of restructuring accruals, and fiscal 2002 payments for purchased software previously accrued. These decreases in accrued liabilities were offset, in part, by an increase in accrued bonuses for the Company’s fiscal 2002 bonus plan which is based on quarterly financial performance, acquired YOUcentric accruals, and increased commissions payable. Other accrued costs consisted primarily of restructuring related liabilities, accrued royalties, taxes payable, property tax accruals, rent accruals, and other liabilities.

(3)  Bank Line of Credit

In June 2002, the Company elected to reduce the commitment under the bank line of credit to $50.0 million from $100.0 million. In July 2002, the $50.0 million revolving line of credit was renewed. The line of credit is secured by the Company’s accounts receivable and expires in July 2003. The primary purpose of this line of credit is for general corporate use and to increase the Company’s financial flexibility. Advances under the line of credit require the Company’s compliance with certain affirmative and negative covenants and representations and warranties. At October 31, 2001 and 2002, the Company was in compliance with these covenants, representations, and warranties. As of October 31, 2001 and 2002, $100.0 million and $50.0 million, respectively, were available under our bank line of credit, and no amounts were outstanding.

(4)  Stockholders’ Equity

Preferred Share Rights Purchase Plan.    In November 2001, the Company designated 300,000 shares of its authorized preferred stock as Series A Preferred Stock with a par value of $0.001 per share, pursuant to a Preferred Stock Rights Agreement approved by the Board of Directors. The Preferred Stock Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors.

The Company’s Board of Directors approved the issuance of one right to purchase 1/1000 of a share of Series A Preferred Stock for each outstanding share of common stock, par value $0.001 per share, of the Company, for $75.00 (the exercise price), subject to adjustment. The rights were issued on November 26, 2001, to stockholders of record as of the close of business on that date. The rights to purchase the Series A Preferred Stock become exercisable if a person or a group acquires, obtains the right to acquire, or announces a tender or exchange offer to acquire 15% or more of the Company’s common stock. In the event that the acquiring person or group actually obtains 15% or more of the Company’s common stock, the holders of the Series A Preferred Stock will have the right to exchange their shares of Series A Preferred Stock for common shares having a value equal to two times the exercise price. Similarly, unless the rights were already redeemed, if after an acquiring person or group obtains 15% or more of the Company’s common stock—and the Company is acquired in a

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merger or 50% or more of the Company’s consolidated assets are sold—then the holders of the Series A Preferred Stock will have the right to exchange their shares of Series A Preferred Stock for common shares having a value equal to two times the exercise price.

The rights are redeemable under certain circumstances, at the Company’s option, at a price of $0.001 per right. The Company may also exchange the rights for shares of common stock under certain circumstances. The rights expire on the earlier of November 26, 2011, or the date of their redemption or exchange.

Warrant Grant.    During the first quarter of fiscal 2002, the Company granted, in exchange for professional services rendered, a warrant to purchase 160,417 and 16,667 shares of the Company’s common stock at an exercise price of $15.90 and $.01 per share, respectively. The estimated fair value of the warrant of $1.6 million was recorded in operating expenses and was determined using a Black-Scholes pricing model with the following assumptions: volatility factor of 75%, risk free interest rate of 4.49%, expected life of 3.38 years, and a dividend yield of zero. The warrant expires in January 2005, and as of October 31, 2002, the warrant was outstanding and fully exercisable.

Common Shares Subject to Repurchase.    In August 1999, the Company’s Board of Directors authorized the repurchase of up to 8.0 million shares of the Company’s common stock under a share repurchase plan that was designed to partially offset the effects of share issuances under the stock option plans and employee stock purchase plan, or ESPP. In accordance with the share repurchase plan, the Company executed settlements of forward contracts to purchase approximately 5.0 million shares of the Company’s common stock for $94.4 million in cash, during fiscal 2001. During fiscal 2000, the Company entered into forward contracts for the purchase of approximately 5.2 million shares of the Company’s common stock in accordance with the stock repurchase plan, and the Company settled contracts for the purchase of approximately 2.5 million shares of the Company’s common stock for a total of $90.5 million in cash. There were no outstanding forward contracts that required the future purchase of common stock as of October 31, 2001 or 2002. The Company did not enter into any forward contracts for the purchase of the Company’s common stock during fiscal 2002, and the share repurchase plan terminated on June 1, 2002. At October 31, 2001 and 2002, approximately 1.7 million and 3.3 million, respectively, of the repurchased shares have been reissued to fund the Company’s ESPP and the discretionary 401(k) Plan contribution, and approximately 3.6 million and 2.0 million remaining shares, respectively, were held as treasury stock to fund future stock issuances. The treasury shares are recorded at cost, and reissuances are accounted for on the first-in, first-out method.

(5)  Employee Retirement Savings Plan and Stock-Based Benefit Plans

Employee Retirement Savings Plan—401(k) Plan

The Company established the 401(k) Plan subject to the provisions of the Employee Retirement Income Security Act of 1974 in 1988 and made certain amendments during fiscal 1998. The retirement savings plan is an Internal Revenue Code Section 401(k) plan.

Employees are eligible to participate in the 401(k) Plan on the first day of the calendar quarter following one complete calendar month of service. The 401(k) Plan allows for both matching cash and discretionary stock contributions. Generally, the Company matches 50% of an employee’s eligible contributions to the 401(k) Plan, up to a maximum match of 3% of eligible compensation for each calendar year. Employees must complete 1,000 hours of service and be employed by the Company on the last day of the calendar year to receive the matching contribution, which is fully vested when made for all participants. The Company recognized expense for matching cash contributions of $6.2 million, $5.8 million, and $6.3 million for fiscal 2000, fiscal 2001, and fiscal 2002, respectively. Discretionary stock contributions to the 401(k) Plan are subject to a five-year vesting

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

schedule based on number of years of service with the Company. In fiscal 2001 and fiscal 2002, the Company accrued $4.4 million and $4.0 million, respectively, for discretionary stock contributions to be made in Company common stock.
Equity Incentive Plans

In August 1997, the Company established an Equity Incentive Plan (the 1997 Plan). The options granted generally vest over four years with a term of not more than eight years. A total of 10.0 million shares of common stock are reserved for issuance under the 1997 Plan, of which 10.0 million were available for grant as of October 31, 2001 and 2002. The number of shares of common stock reserved for issuance is increased on each anniversary date of the adoption of the 1997 Plan by a number of shares equal to the number of shares needed to restore the maximum aggregate number of shares to 10.0 million or a lesser amount as determined by the Company’s Board of Directors. The 1997 Plan provides for the granting of incentive stock options to employees and the granting of non-statutory stock options and stock purchase rights to employees, directors, and consultants. Generally, the exercise price of each stock option is equal to the fair market value of the stock on the date the award is granted.

In November 1992, the Company established an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the 1992 Option Plans). The options that were granted vest over a period of time ranging from four to five years with a term of not more than 10 years. A total of 35 million shares of common stock are authorized for issuance under the 1992 Option Plans, of which 14.1 million shares were available for grant as of October 31, 2001 and 2002. The Company does not anticipate granting additional options under the 1992 Option Plans. Generally, the exercise price of each stock option is equal to the fair market value of the stock on the date the award is granted.

Employee Stock Purchase Plans

In August 1997, the Company established the ESPP. A total of 2.0 million shares of common stock were reserved for issuance under the ESPP. An annual increase is made to the ESPP on each anniversary date of the plan in an amount equal to the number of shares of common stock required to restore the maximum number of shares reserved for issuance to 2.0 million shares, or a lesser amount as determined by the Company’s Board of Directors. Eligible employees may purchase common stock totaling up to 10% of an employee’s compensation through payroll deductions. The ESPP for United States employees is intended to qualify under Section 423 of the Internal Revenue Code. The price of common stock to be purchased is 85% of the lower of the fair market value of the common stock on the first or last day of each purchase period. During the years ended October 31, 2001 and 2002, a total of 957,747 shares and 644,517 shares, respectively, were issued under the ESPP, generating total proceeds to the Company of $12.0 million and $7.0 million, respectively. At October 31, 2002, a total of $2.4 million had been withheld from employees’ payroll for the purchase-offering period ending on December 31, 2002. Subsequent six-month purchase-offering periods will commence on January 1, 2003, and June 1, 2003.

Executive Restricted Common Stock Grant

During fiscal 2002, the Company granted 100,000 shares of restricted common stock to the Chief Executive Officer. These shares vest over two years and once vested may be purchased for $0.01 per share. The Company has the right to repurchase any unvested shares upon termination of his employment except under certain limited circumstances under which the award becomes fully vested. The Company accounted for the restricted stock grant in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, the $1.6 million intrinsic value of the restricted common stock is being charged to expense over the vesting period.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense related to the restricted common stock was approximately $1.0 million during fiscal 2002. The remaining unamortized compensation expense of $600,000 is included in deferred compensation in the accompanying consolidated balance sheets.

Stock-Based Compensation

For the fair value disclosure below, compensation value is estimated for each option grant under the 1992 Option Plans and 1997 Plan on the date of grant using a Black-Scholes option-pricing model. Based on the calculations using a Black-Scholes valuation model, the weighted-average grant date fair value of options was $9.73, $6.78, and $10.62 in fiscal 2000, fiscal 2001, and fiscal 2002, respectively. The weighted-average grant date fair value of shares issued through the ESPP in fiscal 2000, fiscal 2001, and fiscal 2002 was $7.35, $5.41, and $3.24, respectively.

The following weighted-average assumptions were used for grants in fiscal 2000, fiscal 2001, and fiscal 2002:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield
Options:
2000	3.32	71%	6.23%	—
2001	3.38	75%	4.49%	—
2002	4.62	79%	3.91%	—
ESPP:
2000	0.50	71%	5.14%	—
2001	0.50	75%	5.99%	—
2002	0.50	79%	1.80%	—

The pro forma impact on the Company’s net income or loss and net income or loss per share had compensation expense been recorded as determined under the fair value method is shown below (in thousands, except per share data):

	Year Ended October 31,
	2000	2001	2002
Net income (loss):
As reported	$(15,422)	$(179,753)	$46,193
Pro forma	(52,130)	(215,529)	3,539
Basic and diluted net income (loss) per share:
As reported	(0.14)	(1.61)	0.38
Pro forma	(0.48)	(1.93)	0.03

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity of the 1992 Option Plans and 1997 Plan is summarized in the following table:

Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding, October 31, 1999	18,317,085	18.25	6,381,692	11.29
Options granted	10,203,179	18.45
Less: options exercised	(4,270,704)	6.22
Less: options forfeited	(3,438,149)	25.56

Options outstanding, October 31, 2000	20,811,411	19.59	6,536,434	18.53
Options granted	5,197,922	13.27
Less: options exercised	(2,154,252)	6.46
Less: options forfeited	(4,559,746)	22.23

Options outstanding, October 31, 2001	19,295,335	18.73	8,738,884	21.33
Options granted	3,104,752	14.62
Less: options exercised	(1,172,317)	8.15
Less: options forfeited	(1,738,703)	24.02

Options outstanding, October 31, 2002	19,489,067	18.24	12,025,272	20.62

The status of total stock options outstanding and exercisable under the 1992 Option Plans and 1997 Plan as of October 31, 2002, follows:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.10–3.44	585,756	3.41	$2.18	481,365	$2.63
6.24–7.94	1,146,118	4.72	6.85	753,041	6.43
8.47–12.63	7,402,181	6.02	11.54	3,450,972	11.30
12.69–17.88	3,250,088	6.73	15.61	1,252,639	15.43
17.94–28.75	4,733,315	4.73	25.29	3,792,944	25.20
29.00–44.88	2,371,609	3.63	38.17	2,294,311	38.32

Total	19,489,067	5.38	18.24	12,025,272	20.62

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)  Income Taxes

Income or loss before income taxes consists of the following, and the components of the provision for or benefit from income taxes are as follows (in thousands):

	Year Ended October 31,
	2000	2001	2002
Income (loss) before income taxes:
Domestic	$2,150	$(33,614)	$22,532
Foreign	(22,782)	(14,706)	11,026

	$(20,632)	$(48,320)	$33,558

Components of the provision for (benefit from) income taxes:
Current:
United States federal	$1,349	$541	$(18,569)
State	80	209	531
Foreign	7,411	8,136	5,403

	8,840	8,886	(12,635)
Deferred:
United States federal	(13,700)	106,554	—
State	(1,109)	10,548	—
Foreign	759	5,445	—

	(14,050)	122,547	—

Total provision for (benefit from) income taxes	$(5,210)	$131,433	$(12,635)

The provisions for, or benefit from, income taxes are different from the amounts computed by applying the United States federal statutory rate to income before income taxes. The amounts are reconciled as follows (in thousands):

	Year Ended October 31,
	2000	2001	2002
Statutory rate	$(7,221)	$(16,912)	$11,745
Foreign income taxed at different rates	7,268	3,097	(1,441)
Non-deductible expenses/non-taxable income	(1,244)	2,443	1,963
State income taxes, net of United States federal benefit	(470)	(1,141)	1,017
Income tax credits	(4,594)	(7,354)	(5,796)
Acquisition-related permanent differences	—	—	1,029
Valuation allowance	—	151,326	(21,152)
Other	1,051	(26)	—

Provision for (benefit from) income taxes	$(5,210)	$131,433	$(12,635)

The Company received a tax deduction for compensation in excess of compensation expense recognized for financial purposes. Such benefit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in APB No. 25) and the date at which the compensation deduction for income tax purposes is determinable. Due to the valuation allowance against the Company’s net deferred tax asset, additional paid-in capital was not increased for fiscal 2001 or fiscal 2002.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities included in the balance sheet are comprised of the following components (in thousands):

	October 31,
	2001	2002
Deferred tax assets:
Revenue deferred for book purposes	$809	$1,641
Foreign tax credit carryforwards	18,159	19,567
Allowance for doubtful accounts	3,856	2,623
Vacation and other accruals	12,470	10,878
Fixed assets	389	—
Research and development credit carryforward	12,198	21,206
Net operating loss carryforwards	121,440	101,923
Currency translation adjustment	4,773	356
Other	11,436	16,798

Total deferred tax assets	185,530	174,992
Deferred tax liabilities:
Capitalized software development costs	(2,853)	(6,379)
Revenue deferred for tax	(7,789)	—
Fixed assets	—	(1,244)
Other	(324)	(159)

Total deferred tax liabilities	(10,966)	(7,782)
Less valuation allowance	(174,564)	(167,210)

Net deferred tax asset	$—	$—

During the fourth quarter of fiscal 2002, the Company elected to carryback $63.2 million of its fiscal 2001 United States net operating losses, or NOLs, to the prior five years under a recent Internal Revenue Code amendment. At October 31, 2002, the Company has a United States NOL carryforward of approximately $235.3 million, which will begin to expire in 2018. The Company has available approximately $19.6 million of foreign tax credit carryforwards, of which $4.8 million will expire in 2003, $8.4 million will expire in 2004, $1.6 million will expire in 2005, $3.5 million will expire in 2006, and $1.3 million will expire in 2007. Additionally, a research and development credit carryforward of approximately $21.2 million is available, which will begin to expire in 2018.

The Company has deferred tax assets of $167.2 million before valuation allowance at October 31, 2002, against which the Company has recorded a full valuation allowance. This full valuation allowance was initially recorded in fiscal 2001 after considering a number of factors, including the Company’s cumulative operating losses in fiscal 1999, fiscal 2000, and fiscal 2001. Based on the weight of both positive and negative evidence regarding the recoverability of deferred tax assets, the Company concluded that a valuation allowance was required to fully offset the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. Included in the deferred tax asset balance at October 31, 2002, are approximately $101.9 million in tax-effected NOLs. Approximately $93.2 million of the deferred tax asset related to NOLs was generated from the benefit from employee stock plans. Realization of the deferred tax asset associated with the NOLs is dependent on generating sufficient taxable income to utilize the NOLs prior to their expiration. During the year, the Company released $22.3 million of its valuation allowance primarily due to utilization of the NOL against fiscal 2002 taxable income. Additionally, the Company increased its deferred tax asset by $14.9 million due to the acquisition of YOUcentric, against which a full valuation allowance was recorded.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 31, 2001 and 2002, unremitted earnings of foreign subsidiaries totaled $1.1 million and $1.5 million, respectively, and were deemed to be permanently invested. The unrecognized deferred tax liability for such earnings is immaterial.

(7)  Restructurings and Other Related Charges

Fiscal 2000 Restructuring

Overview.    During fiscal 2000, the Company’s Board of Directors approved a global restructuring plan to reduce the Company’s operating expenses and strengthen both its competitive and financial positions. Management effected the restructuring plan during the third quarter of fiscal 2000 by eliminating certain employee positions, reducing office space and related overhead expenses, and modifying the Company’s approach for providing certain services for customers. Restructuring and related charges primarily consisted of severance-related costs for involuntarily terminated employees, operating lease termination payments, and office closure costs. The majority of the restructuring actions occurred during the last six months of fiscal 2000, and remaining actions, such as office closures or consolidations and lease terminations, were completed within a one-year time frame.

Employee severance and termination costs.    The Company paid termination payments, benefits, stock compensation, outplacement, and other related costs to employees involuntarily terminated worldwide. The total workforce reduction was effected through a combination of involuntary terminations and reorganization of operations to permanently eliminate open positions resulting from normal employee attrition.

Specifically targeted were areas with opportunities for more efficient processes that would reduce staffing, where operations were generating losses, or where redundancy existed. The Company decreased its workforce by a total of 775 employees across most geographic areas and functions of its business, including administrative, professional, and management positions. All employee terminations occurred during the third quarter of fiscal 2000, although a limited number of involuntarily terminated employees continued to provide the Company with transitional services (generally 30 to 60 days from their termination date). Salary and benefits earned during the transition period were not included in the restructuring charge, and severance packages were only provided to the 688 involuntarily terminated employees. The employee severance and termination costs included $1.3 million in non-cash charges.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the number of employee positions eliminated in accordance with the restructuring plan by geographic region and function:

Geographic Region:
United States	472
Asia Pacific	143
EMEA	96
Canada and Latin America	64

Total	775

Function:
Sales and marketing	265
Consulting and technical support	208
Research and development	100
Training services	80
Finance, human resources, legal, and other general and administrative	63
Information technology	33
Customer support and product delivery	26

Total	775

Office closures.    In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office and training facility closure and consolidation costs are the net estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease-termination costs, and other related costs, offset by sublease income, in accordance with the restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the United States, Europe, and the Asia Pacific region. During the third quarter of fiscal 2000, the majority of Denver-based personnel were consolidated into the main corporate headquarters campus, with the remaining moves completed within one year. Other significant reductions, such as those that occurred in Japan and certain European countries, were substantially completed during fiscal 2000.

The Company also closed or downsized several underutilized training facilities in order to modify its education approach. Certain regional facilities—including Denver, Colorado; Chicago, Illinois; Dallas, Texas; Secaucus, New Jersey; Rutherford, New Jersey; and Toronto, Canada—were closed, downsized, or significantly reduced. These closures and reductions were completed in December 2000.

Operating lease buyouts.    Operating lease buyouts and related costs were the actual or estimated costs associated with the early termination of leases for computer equipment, phones, and automobiles that were no longer necessary for operations due to the reduced workforce and facilities.

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

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company completed all actions related to this restructuring by April 30, 2001. An outstanding accrual of $1.7 million remained at October 31, 2002, consisting of lease obligations for office and training facilities closed and consolidated, which will be paid over the remaining lease terms. Following is a summary of the fiscal 2000 restructuring charge and payments (in thousands):

	Employee Severance & Termination Accrual	Office Closures	Operating Lease Buyouts	Restructuring Costs Subtotal	Asset Disposal Losses and Other Costs	Total Restructuring and Related Charges
July 31, 2000 consolidated charge, before adjustments	$16,683	$12,667	$647	$29,997	$116	$30,113
Fiscal 2000 cash payments and other reductions	(15,487)	(4,154)	(223)	(19,864)	(557)	(20,421)
Fiscal 2000 adjustments	(342)	(2,696)	—	(3,038)	941	(2,097)

Accrual balance, October 31, 2000	854	5,817	424	7,095	500	7,595
Fiscal 2001 cash payments and other reductions	(617)	(2,693)	(237)	(3,547)	(1,460)	(5,007)
Fiscal 2001 adjustments	(134)	(306)	(187)	(627)	960	333

Accrual balance, October 31, 2001	103	2,818	—	2,921	—	2,921
Fiscal 2002 cash payments and other reductions	(103)	(1,124)	—	(1,227)	—	(1,227)

Accrual balance, October 31, 2002	$—	$1,694	$—	$1,694	$—	$1,694

The accrual will continue to be reduced until all remaining obligations have been settled by 2007. The Company recorded adjustments to decrease the restructuring accrual by $627,000 during fiscal 2001. The adjustments were primarily a result of the final amount of operating lease buyouts being effectively reduced from the original estimate and successful elimination of further rental obligations on office closures earlier in the fiscal year. Additionally, the provision was reduced, resulting from favorable negotiations and reduced obligations surrounding employee termination costs. Immaterial cost true-ups subsequent to April 30, 2001, related to the fiscal 2000 restructuring were recorded through operating expense with no impact on the restructuring charge.

Fiscal 2001 Restructuring

Overview.    During fiscal 2001, the Company’s Board of Directors approved a two-phased global restructuring plan (referred to as the fiscal 2001 restructuring plan) precipitated by the Company’s operating losses, lower employee productivity levels, and the general economic downturn. Actions included the elimination of 398 employee positions in order to reduce the total workforce and the computer equipment either owned or leased for employee use, and the closure or consolidation of some operating facilities. The fiscal 2001 restructuring plan consisted of two phases (Phase I and Phase II), initiated during the second and third quarter of fiscal 2001, and all actions were completed within one year. Restructuring and related charges primarily consisted of severance-related costs for involuntarily terminated employees, operating lease termination payments, and office closure costs.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee severance and termination costs. The Company paid termination payments, benefits, outplacement, and other related costs to employees terminated in the second and third quarters of fiscal 2001. Specifically targeted were areas with opportunities for increasing the management span of control by improving staffing ratios, reducing layers of management, and eliminating non-essential functions. The Company decreased its workforce by a total of 34 employee positions during Phase I and 364 employee positions during Phase II across administrative, professional, and management positions and various functions of the Company’s business. All employee terminations related to Phase I occurred during the second quarter of fiscal 2001, and all employee terminations related to Phase II occurred during the third quarter of fiscal 2001. A limited number of terminated employees continued to provide the Company with transitional services (generally 30 to 60 days from their termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

The following table summarizes the number of employee positions eliminated in accordance with the fiscal 2001 restructuring plan by geographic region and function:

Geographic Region:
United States(1)	265
Asia Pacific	39
EMEA	56
Canada and Latin America(1)	38

Total	398

Function:
Sales and marketing(2)	150
Consulting and information technology(2)	110
Research and development	24
Education services(2)	16
Finance, human resources, legal, and other general and administrative	49
Customer support and product delivery	49

Total	398

(1)	Phase I eliminated 18 employee positions in the United States and 16 employee positions in Canada and Latin America.
(2)	Phase I eliminated 25 employee positions in sales and marketing, 8 in consulting and information technology, and 1 in education services.

Operating lease buyouts.    In accordance with the fiscal 2001 restructuring plan, operating lease buyouts and related costs were the actual or estimated costs associated with the early termination of leases for personal computer equipment and equipment in training facilities or technology labs that were no longer necessary for operations due to the reduced workforce and the closure or consolidation of those training facilities or technology labs.

Office closures.    In addition to the decrease in employee positions, Phase II of the fiscal 2001 restructuring plan provided for reduction in specific office space, underutilized training facilities, and related overhead expenses. Office and training facility closure and consolidation costs are the net estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease termination costs, and other related costs, offset by sublease income, in accordance with the fiscal 2001 restructuring plan. The Company closed or consolidated several offices worldwide, including offices in Denver, Colorado, and regional offices in the United States, Europe, and the Asia Pacific region.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All actions related to Phase I were completed by the fourth quarter of fiscal 2001, and Phase II actions were completed by April 30, 2002. At October 31, 2002, the outstanding accrual was $6.7 million and consisted mainly of remaining lease obligations for office and training facilities closed or consolidated, which will be paid over the remaining lease terms through 2007.

Fiscal 2001 restructuring costs.    The following table summarizes the components of the Phase I and Phase II restructuring charge, the payments made during the periods presented, and the remaining accrual as of October 31, 2002. Following is a Summary of the fiscal 2001 restructuring charge and payments (in thousands):

	Employee Severance & Termination Costs	Office Closures	Operating Lease Buyouts	Restructuring Costs Subtotal	Asset Disposal Losses and Other Costs	Total Restructuring and Related Charges
Fiscal 2001 consolidated charge, before adjustments	$9,401	$10,896	$1,537	$21,834	$3,425	$25,259
Fiscal 2001 cash payments and other reductions	(8,972)	(1,742)	(1,181)	(11,895)	(3,425)	(15,320)
Fiscal 2001 adjustments	(161)	190	(50)	(21)	—	(21)

Accrual balance, October 31, 2001	268	9,344	306	9,918	—	9,918
Fiscal 2002 cash payments and other reductions	(348)	(4,260)	(65)	(4,673)	(88)	(4,761)
Fiscal 2002 adjustments	114	1,585	(241)	1,458	88	1,546

Accrual balance, October 31, 2002	$34	$6,669	$—	$6,703	$—	$6,703

The accrual will continue to be reduced until all remaining obligations have been settled by 2007. The Company recorded immaterial adjustments to the restructuring provision during fiscal 2001 and increased the restructuring accrual from the original estimate by approximately $1.5 million during fiscal 2002. The adjustments primarily represented an increase in the office closure costs, which are expected to be higher than originally estimated due to higher vacancy rates and lower sublease rates, offset by a decrease in the final amount of operating lease buyouts. Immaterial cost true-ups subsequent to April 30, 2002, related to the fiscal 2001 restructuring were recorded through operating expense with no impact to the restructuring charge.

Additionally, management reviewed the Company’s business alliances during fiscal 2001. As a result of this review, the Company decided to exit certain reseller arrangements for which prepaid royalty balances existed. The Company wrote off $12.8 million in prepaid royalties associated with these third-party agreements and $7.8 million of capitalized third-party products resulting from a change in strategy related to a portion of the Company’s Extended Process Integration, or XPI, product. These charges are included in cost of license fees on the accompanying consolidated statement of operations. The Company did not incur any such write-offs during fiscal 2002.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)  Acquisitions

All of the Company’s business acquisitions were accounted for using the purchase method, and, accordingly, the total purchase price of each acquired company was allocated to the acquired assets and liabilities at their fair values as of the closing date of the acquisition. For purposes of allocating the purchase price to the identified acquired assets, the term “fair value” is defined as fair market value, or the price at which an asset would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, and both parties are able, as well as willing, to trade and are well-informed about the asset and the market for that asset. The Company’s consolidated statements of operations do not include any revenue or expenses related to the acquisitions prior to their closing dates.

YOUcentric, Inc.    On November 16, 2001, the Company completed its acquisition of YOUcentric. The completion of the acquisition allowed the Company to position itself in the CRM applications market and integrate the CRM product into its suite of product offerings. The Company acquired all of the issued and outstanding capital stock of YOUcentric, for $81.7 million (excluding $11.6 million held in escrow, which is discussed below). The YOUcentric stockholders received $6.0 million in cash, and the Company issued approximately 7.7 million shares of its common stock valued at $10.91 per share. The value of stock issued was determined in accordance with EITF Issue No. 99-12, “Accounting for Formula Arrangements under EITF Issue No. 95-19, ‘Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination.’” In addition, certain vested and unvested options to purchase YOUcentric capital stock under YOUcentric’s stock option plans were assumed by the Company. The intrinsic value related to the unvested portion of the options that was recorded as deferred compensation was $2.1 million. The fair value of the vested options assumed and the excess of the fair value over intrinsic value of the unvested options assumed, which was included in the purchase price, amounted to $700,000. The fair value of the stock options were determined using a Black Scholes option-pricing model with an expected life of 2.75 years, expected volatility of 75%, and a risk free interest rate of 2.78%. All assumed options, vested and unvested, were converted into options to purchase shares of the Company’s common stock based upon the acquisition share exchange ratio. Additionally, the purchase price recorded by the Company included $2.8 million of direct acquisition costs.

The Agreement and Plan of Reorganization (Agreement) included an escrow arrangement, under which the Company may claim reimbursement of certain losses through an escrow fund that is administered by an independent escrow agent. There are 1.1 million shares of common stock, of the total 7.7 million shares issued, that are currently held in escrow that were valued at $11.6 million. If there is a release of the shares, or a portion of shares, upon resolution of the claims, the purchase price and related goodwill will be increased. In September 2002, the Company notified the escrow agent of certain claims by the Company to the escrow, the outcome of which is currently not determinable. None of the shares of common stock held in escrow have been released. Therefore, the $11.6 million continues to be excluded from the purchase price in these financial statements. Management does not expect that the effect of the claims on the purchase price will have a material impact on the Company’s results of operations, financial position, or cash flows.

Pursuant to the Agreement, YOUcentric became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed at fair value. The excess of purchase price paid, net of IPR&D, over the fair value of assets and liabilities acquired was recorded as goodwill during the first quarter of fiscal 2002. The Company paid a premium over the fair market value of the net assets and intangibles identified as part of the purchase in order to invest in the CRM applications market and integrate the CRM product into its suite of product offerings. Additionally, IPR&D in the amount of $4.6 million was written off during the first quarter of fiscal 2002. YOUcentric’s results of operations subsequent to the consummation date of the acquisition are included on the accompanying consolidated financial statements for fiscal 2002.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company retained an independent appraiser to assist with determining the estimated fair values of the intangible assets acquired in the acquisition. The valuations were based on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. In valuing the software costs, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate. The estimated fair value assigned to software costs was $8.0 million, and non-compete agreements were $200,000. The software costs and non-compete intangible assets will be amortized over their estimated useful lives of three years. Goodwill of approximately $61.9 million was recorded as a result of the acquisition and pursuant to SFAS No.142 (see Note 1) has not been amortized. None of the goodwill is expected to be deductible for tax purposes, as the historical cost will be used as the tax basis.

The estimated value of $4.6 million assigned to acquired IPR&D was determined by identifying research projects for which technological feasibility had not been established, and there was no alternative future use. The fair value of acquired IPR&D included revisions to the YOUrelate Platform V4.X, High-Tech Application V4.5, High-Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net cash flows generated by the products over a three-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses, asset requirements, and the core technology royalty rate.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended October 31, 2002, the Company recorded adjustments to the initial purchase price allocation which increased goodwill and accrued liabilities by $370,000. These adjustments consisted of $1.5 million for pre-acquisition liabilities which were finalized during fiscal 2002, partially offset by a $1.1 million reversal of accrued lease payments based on the Company’s decision not to vacate certain office space. The final allocation of the purchase price to the net assets acquired, excluding the value of shares of common stock held in the escrow fund is presented below (in thousands):

Net Assets Acquired:
Assets:
Total current assets	$12,068
Certificate of deposit (restricted)	1,341
Property and equipment, net	3,625

Total assets acquired	$17,034

Liabilities:
Total current liabilities	$9,786
Unearned revenue, net of current portion, and other	202

Total liabilities assumed	$9,988

Net assets acquired	$7,046

Purchase Price Components:
Net assets acquired	$7,046

Identified intangibles:
Acquired in-process research and development	4,600
Software development costs and other identified intangibles	8,200

Total identified intangibles	$12,800
Goodwill	61,899

Total purchase price	$81,745

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma combined financial information is presented as if the Company and YOUcentric had been combined as of the beginning of the periods presented. This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities been a single entity during the periods presented. The pro forma results of operations as though the companies had combined at the beginning of fiscal 2002 would not be materially different from the reported results and therefore have been omitted. Unaudited pro forma results of operations for fiscal 2001 are as follows (in thousands, except per share amounts):
Twelve Months Ended October 31, 2001
Pro Forma Results of Operations:
Revenue	$915,401
Net loss	$(217,594)
Basic and diluted net loss per share	$(1.84)

Australia/New Zealand business partner.    On March 6, 2000, the Company completed an acquisition of its long-standing business partner serving Australia and New Zealand, J.D. Edwards New Zealand, Ltd., or JDE-NZ. In connection therewith, the Company acquired the remaining 90% of JDE-NZ not previously owned. Prior to the acquisition, the Company owned 10% of JDE-NZ.

The Company paid cash for the common shares of JDE-NZ not already owned by the Company, making JDE-NZ a wholly owned subsidiary. The acquisition was accounted for as a purchase during the second quarter of fiscal 2000. Accordingly, the total purchase price of $13.0 million was allocated to the acquired assets and assumed liabilities at their fair values as of the closing date of the transaction. Pro forma results of operations have not been presented for this acquisition because the effect of the acquisition was not significant to the Company.

Acquired assets included net tangible assets of $1.7 million and intangible assets related to the in-place workforce, customer base, and goodwill of approximately $3.8 million, $3.7 million, and $3.8 million, respectively. The valuations of intangible assets were based on methodologies that most closely related the fair market value assignment with the economic benefits provided by each asset and the risks associated with the assets. A replacement cost approach was determined to best quantify the in-place workforce. An income-based approach was applied to value the economic benefits of the existing customer base using projections of net cash flows and an appropriate discount rate was applied as a factor of the associated risk. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to four years. The effect of adjusting the cost basis of the Company’s previous 10% investment to reflect equity method accounting is insignificant.

Other acquisitions.    During the fourth quarter of fiscal 2002, the Company acquired two business partners in separate transactions. The acquired assets and liabilities were recorded at their fair values at the dates of acquisition. Pro forma results of operations have not been presented for these acquisitions because the effects of these acquisitions were not significant to the Company on either an individual or an aggregate basis. The aggregate purchase price for the entities was $1.1 million and was allocated predominately to capitalized software, goodwill, accounts receivable, and current liabilities in the amounts of $605,000, $581,000, $288,000, and $249,000, respectively.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)  Sale of Product Line

In fiscal 2000, the Company sold the assets of its homebuilding software product line to a privately held provider of e-business, technology, and project management systems. The buyer acquired all of the rights to the J.D. Edwards homebuilder software, including its source code, contracts, license agreements, maintenance agreements, and customer lists. The Company received $6.5 million in a combination of cash and a promissory note secured by the software code and the customer base. The Company allocated the total proceeds to the components of the agreement and recognized a one-time gain of approximately $5.7 million as other income during fiscal 2000. The secured promissory note obligation was not collected when due; therefore, during fiscal 2001, the Company recorded a reserve against the note receivable of $4.6 million. The $1.3 million charge incurred represented a write-down of the note to its net realizable value, based on the estimated fair value of the collateral. The collateral was recorded in capitalized software costs and is being amortized over a three-year period. At October 31, 2002, the remaining net book value of the collateral was $542,000 and was included in software costs on the accompanying consolidated balance sheets.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)  Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as two key executives—the Chief Executive Officer and Chief Financial Officer. These executives review the revenue and overall results of operations by geographic regions. The accounting policies of the operating segments presented below are the same as those described in the summary of significant accounting policies. Total revenue from each country outside of the United States was less than 10 percent of the Company’s consolidated revenue for all periods presented. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods (in thousands):
	Year ended October 31,
	2000	2001	2002
Revenue from unaffiliated customers:
United States	$668,927	$569,295	$567,804
Europe, Middle East, and Africa	200,424	179,567	186,820
Canada, Asia Pacific, and Latin America	153,663	145,406	149,833

Consolidated	$1,023,014	$894,268	$904,457

Income (loss) from operations:
United States	$(47,851)	$(38,028)	$(41,786)
Europe, Middle East, and Africa	35,451	39,914	58,989
Canada, Asia Pacific, and Latin America	5,949	19,919	38,366
Amortization and write-offs of acquired software, other acquired intangibles, and acquisition-related deferred compensation	(25,044)	(27,388)	(22,257)
Write-off of certain third-party arrangements	—	(20,566)	—
Acquired in-process research and development	—	—	(4,600)
Restructuring and other related charges	(28,016)	(25,621)	(1,546)

Consolidated	$(59,511)	$(51,770)	$27,166

Total assets:
United States	$728,208	$470,746	$668,320
Europe, Middle East, and Africa	103,915	119,446	95,236
Canada, Asia Pacific, and Latin America	118,918	70,940	46,097

Consolidated	$951,041	$661,132	$809,653

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)  Commitments and Contingencies

Leases

The Company leases office space and equipment under various operating leases. Rent expense for office space and equipment during fiscal 2000, fiscal 2001, and fiscal 2002 was $74.8 million, $64.2 million, and $46.4 million, respectively. The minimum future lease commitments under non-cancelable leases as of October 31, 2002 (including the operating leases for the Company’s corporate headquarters discussed below), are as follows (in thousands):

Fiscal Year	Amount
2003	$38,830
2004	32,998
2005	18,687
2006	9,834
2007	6,895
Thereafter	21,228

$128,472

The Company’s corporate headquarters buildings were constructed on land owned by the Company and are leased under operating leases. During fiscal 1997 and fiscal 1998, the Company entered into six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks, provided the financing of $121.2 million in purchase and construction costs of the buildings through a combination of debt and equity. The Company’s lease obligations are based on a return on the lessor’s costs. The Company also has an option to purchase the leased properties during the term of the lease for approximately $121.2 million, the amount expended by the lessor and syndication of banks for purchase and construction costs. In the event that the Company does not exercise the purchase option, the Company guarantees the residual value of each building up to approximately 85% of its original cost. Management does not believe that the Company will be called upon to perform under the residual guarantee to satisfy any of the financial obligations under the lease. The leases terminate between April and November of 2004, for a total of approximately $121.2 million, at which time the Company will either purchase the properties with existing cash balances or new financing arrangements.

Management can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments. At October 31, 2001 and 2002, investments totaling $67.2 million and $117.6 million, respectively, were designated as collateral for these leases. During fiscal 2002, management elected to increase the total amount of investments designated as financing collateral in order to reduce the Company’s interest rate used to calculate lease expense. The majority of investments designated as collateral are included in cash and cash equivalents on the accompanying consolidated balance sheets.

During the fourth quarter of fiscal 2001, the Company obtained a covenant compliance waiver related to the profitability covenant from one of the syndicate banks. In connection with the waiver, the Company designated $16.0 million of existing collateral as restricted cash and cash equivalents at October 31, 2001. During fiscal 2002, management executed amendments to the security agreements on the remaining leased buildings and designated an additional $19.4 million of the collateral as restricted cash and cash equivalents. The lease collateral represents substantially all of the $36.0 million restricted cash, cash equivalents, and investments on the accompanying consolidated balance sheets at October 31, 2002. The Company may withdraw the funds used as collateral, excluding the restricted amounts, at management’s sole discretion provided that the Company is not in default under the lease agreements. At October 31, 2001 and 2002, the Company was in compliance with the covenants, representations, and warranties required under the lease agreements.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

The Company is involved in certain disputes and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

(12)  Quarterly Financial Information (Unaudited)

The Company’s quarterly financial information for fiscal 2001 and fiscal 2002 is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended October 31, 2001:
Total revenue	$222,071	$221,900	$209,364	$240,933
Less: costs and expenses	232,346	235,748	257,995	219,949

Operating income (loss)	(10,275)	(13,848)	(48,631)	20,984

Income (loss) before income taxes	(6,950)	(12,502)	(50,501)	21,633
Net income (loss)	$(4,379)	$(7,467)	$(185,901)	$17,994

Net income (loss) per common share:
Basic	$(0.04)	$(0.07)	$(1.65)	$0.16
Diluted	$(0.04)	$(0.07)	$(1.65)	$0.16

Year Ended October 31, 2002:
Total revenue	$204,668	$223,600	$228,956	$247,233
Less: costs and expenses	209,946	220,087	220,335	226,923

Operating income (loss)	(5,278)	3,513	8,621	20,310

Income (loss) before income taxes	(4,808)	4,102	11,022	23,242
Net income (loss)	$(4,133)	$3,526	$9,474	$37,326

Net income (loss) per common share:
Basic	$(0.04)	$0.03	$0.08	$0.31
Diluted	$(0.04)	$0.03	$0.08	$0.31

SCHEDULE II

J.D. EDWARDS & COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Additions Charged to Operations	Write-offs	Translation Adjustment	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended:
October 31, 2000	$12,000	$13,663	$(10,649)	$(1,162)	$13,852

October 31, 2001	$13,852	$16,665	$(13,720)	$103	$16,900

October 31, 2002	$16,900	$6,394	$(11,407)	$413	$12,300

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1
—Agreement and Plan of Reorganization, by and among J.D. Edwards & Company, Hornet Acquisition Corporation, YOUcentric, Inc., and Laura Witt as stockholder representative, dated August 14, 2001, and Amendment No. 1 to Agreement and Plan of Reorganization, dated October 3, 2001, both of which are incorporated herein by reference to Exhibit 2.2 to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 30, 2001.

3.1(i)
—Amended and Restated Certificate of Incorporation of Registrant, which is incorporated herein by reference to Exhibit 3.1(i) to the Registrant’s Registration Statement on Form S-1, No. 333-30701, as Amended (Registrant’s Form S-1).

3.1(ii)	—Bylaws of Registrant, which are incorporated herein by reference to Exhibit 3.1(ii) to the Registrant’s Form S-1.

3.2
—Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-A, filed with the Securities and Exchange Commission on November 15, 2001.

4.1	—Specimen stock certificate of Registrant’s Common Stock, which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1.

4.2
—Preferred Stock Rights Agreement, dated October 22, 2001, between J.D. Edwards & Company and Computershare Trust Company, Inc., as Rights Agent, which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed with the Securities and Exchange Commission on November 15, 2001.

10.1
—Original Software Vendor Marketing and License Agreement between Seagull Business Software and J.D. Edwards & Company dated August 19, 1994, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1.

10.2†	—Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors, which is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form S-1.

10.3†
—J.D. Edwards & Company Retirement Savings Plan, amended and restated as of January 1, 1997, which is incorporated herein by reference to the Registrant’s Form 10-K for the period ended October 31, 1998.

10.4†	—J.D. Edwards & Company 1992 Incentive Stock Option Plan, which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form S-1.

10.5†	—J.D. Edwards & Company 1992 Nonqualified Stock Option Plan, which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form S-1.

10.6†	—Restricted Stock Grant Plan for employees of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Form S-1.

10.7†	—Stock Plan for Employees of J.D. Edwards & Company, which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form S-1.

10.8†	—J.D. Edwards & Company 1997 Employee Stock Purchase Plan, which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form S-1.

10.9†	—J.D. Edwards & Company 1997 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form S-1.

10.10†	—J.D. Edwards & Company 1997 Employee Stock Purchase Plan for Non-United States Employees, which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form S-1.

Exhibit Number	Exhibit Description

10.11
Technology License Agreement, dated April 1, 1999, between J.D. Edwards & Company and Seagull Software Systems, Inc. (and addendum dated September 26, 2000), incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

10.12†
Employment Agreement, dated August 1, 2000, but effective as of May 1, 2000, between Richard E. Allen and J.D. Edwards & Company, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

10.13†
Form of Management Change in Control Plan, participated in by J.D. Edwards & Company’s executive officers, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

10.14†
Employment Agreement, dated January 2, 2002, between J.D. Edwards & Company and Robert M. Dutkowsky, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

10.15†
Employment Agreement, dated February 5, 2001, and amended as of October 25, 2001, between J.D. Edwards & Company and Leslie E. Wyatt, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

10.16†
Employment Agreement, dated July 10, 2001, but effective as of May 1, 2001, between J.D. Edwards & Company and Richard Mathews, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

10.17†
Employment Agreement, dated May 4, 2001, but effective as of May 14, 2001, between J.D. Edwards & Company and Harry Debes, incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

10.18†
Employment Agreement, dated December 21, 2000, but effective as of September 1, 2000, between J.D. Edwards & Company and David Siebert, incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

10.19†*	Employment Agreement, dated May 3, 2002, but effective as of February 1, 2002, between J.D. Edwards & Company and Richard G. Snow, Jr.

10.20†*	Employment Agreement, effective as of August 1, 2000, between J.D. Edwards & Company and Michael Madden.

21.1*	—Subsidiaries of Registrant

23.1*	—Consent of PricewaterhouseCoopers LLP

99.1*	Certification Pursuant to 18 United States C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification Pursuant to 18 United States C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

2