Form 10-Q
period 2003-01-31
EDWARDS J D & CO
filed 2003-02-28
CIK 798757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

As of February 24, 2003, there were 119,992,339 shares of the Registrant’s Common Stock outstanding.

J.D. EDWARDS & COMPANY

J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product and service names used are trademarks or registered trademarks of their respective owners.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

J.D. EDWARDS & COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	October 31, 2002	January 31, 2003
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$302,830	$344,327
Short-term investments	301	405
Accounts receivable, net of allowance for doubtful accounts of $12,300 at October 31, 2002 and January 31, 2003	193,202	211,214
Other current assets	38,344	28,246

Total current assets	534,677	584,192
Long-term marketable securities and other investments	17,203	8,661
Restricted cash, cash equivalents, and investments	35,995	35,995
Property and equipment, net	69,728	71,590
Software costs, net	77,275	75,005
Goodwill, net	67,292	68,547
Intangibles and other assets, net	7,483	6,578

	$809,653	$850,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,032	$30,883
Unearned revenue and customer deposits	181,728	234,619
Accrued liabilities	138,737	112,812

Total current liabilities	355,497	378,314
Unearned revenue, net of current portion, and other	12,271	15,349

Total liabilities	367,768	393,663
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 4,700,000 shares authorized; none outstanding	—	—
Preferred stock, series A participating, $.001 par value; 300,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized; 121,294,328 shares issued as of October 31, 2002 and January 31, 2003 and 119,281,613 shares and 119,976,360 shares outstanding as of October 31, 2002 and January 31, 2003, respectively	121	121
Additional paid-in capital	493,779	491,027
Treasury stock, at cost; 2,012,715 shares and 1,317,968 shares as of October 31, 2002 and January 31, 2003, respectively	(24,262)	(15,887)
Deferred compensation	(1,421)	(1,062)
Accumulated deficit	(10,882)	(4,380)
Accumulated other comprehensive income (loss): unrealized gains (losses) on equity securities and foreign currency translation adjustments, net	(15,450)	(12,914)

Total stockholders’ equity	441,885	456,905

	$809,653	$850,568

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,
	2002	2003
Revenue:
License fees	$43,940	$46,842
Services	160,728	159,088

Total revenue	204,668	205,930
Costs and expenses:
Cost of license fees	5,283	8,826
Cost of services	78,519	77,736
Sales and marketing	63,735	58,661
General and administrative	22,380	21,655
Research and development	29,131	30,826
Amortization of acquired software, other acquired intangibles, and acquisition-related deferred compensation	6,328	2,194
Acquired in-process research and development	4,600	—
Restructuring and other related charges	(30)	—

Total costs and expenses	209,946	199,898
Operating income (loss)	(5,278)	6,032

Other income (expense):
Interest and dividend income	1,424	1,846
Interest expense, foreign currency gains (losses) and other, net	(954)	(318)

Income (loss) before income taxes	(4,808)	7,560
(Benefit from) provision for income taxes	(675)	1,058

Net income (loss)	$(4,133)	$6,502

Net income (loss) per common share:
Basic	$(0.04)	$0.05

Diluted	$(0.04)	$0.05

Weighted-average shares outstanding:
Basic	116,500	119,523
Diluted	116,500	122,333

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended January 31,
	2002	2003
Operating activities:
Net income (loss)	$(4,133)	$6,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,410	7,749
Amortization of capitalized software and acquired intangibles	10,063	6,503
Write-off of acquired in-process research and development	4,600	—
Provisions for losses and reserves on accounts receivable	2,701	978
Stock compensation	1,970	597
Other	1,417	1,237
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,910)	(14,358)
Other assets	(6,630)	11,028
Accounts payable	(12,650)	(5,327)
Unearned revenue and customer deposits	41,431	50,315
Accrued liabilities	(9,754)	(26,944)

Net cash provided by operating activities	22,515	38,280
Investing activities:
Purchase of marketable securities and other investments	—	(8,000)
Proceeds from sales or maturities of investments in marketable securities	—	16,500
Purchase of property and equipment, net	(3,900)	(9,393)
Cash paid for acquisition of businesses, net of cash acquired	(751)	—
Capitalized software costs	(5,616)	(2,894)

Net cash used in investing activities	(10,267)	(3,787)
Financing activities:
Stock option exercises and issuances under employee stock purchase plan	8,418	5,385
Restricted cash, cash equivalents, and investments	(19,422)	—
Release of restricted cash and cash equivalents	729	—

Net cash provided by (used in) financing activities	(10,275)	5,385

Effect of exchange rate changes on cash	(1,951)	1,619

Net increase in cash and cash equivalents	22	41,497
Cash and cash equivalents at beginning of period	231,952	302,830

Cash and cash equivalents at end of period	$231,974	$344,327

Supplemental disclosure of other cash and non-cash investing and financing transactions:
Deferred stock compensation for assumed options related to acquisition of business	$2,099	$—
Reconciliation for acquisition of business:

On November 16, 2001, the Company acquired all of the issued and outstanding stock of YOUcentric, Inc., in exchange for $81.7 million of consideration. In conjunction with the acquisition, the fair value of assets and liabilities received were as follows:

Fair value of assets acquired	$79,024	$—
Common stock issued for acquired company and fair value of options assumed	(72,885)	—
Write-off of acquired in-process research and development	4,600	—
Cash paid for acquisition of business, net of cash acquired	(751)	—

Fair value of liabilities assumed	$9,988	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

Interim Financial Statements. We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and in our opinion reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with GAAP. Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. The results for the three-month period ended January 31, 2003 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Use of Estimates. Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require that we make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to various business activities and if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. As additional information becomes available, we reassess the potential liability and may revise the estimate. To the extent there are material differences between these estimates and actual results, our consolidated financial statements are affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result.

(2)	Earnings Per Common Share and Stock Based Compensation

Earnings Per Common Share

Basic earnings per share, or EPS, excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options and certain other equity instruments. Diluted loss per share for the first quarter of fiscal 2002 excludes common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded were 3.7 million shares for the first quarter of fiscal 2002. The weighted-average outstanding shares for the first quarter of fiscal 2002 and 2003 are reflected net of treasury shares. All shares owned by the Employee Retirement Savings Plans were included in the weighted-average common shares outstanding for both periods. Options to purchase stock at exercise prices greater than the average fair market value of our common stock for the periods presented are also excluded from the calculation of diluted income or loss because their inclusion would be anti-dilutive. Accordingly, for the first quarter of fiscal 2002 and 2003, options to purchase 9.2 million and 15.9 million shares, respectively, were excluded from the diluted income or loss per share calculations.

The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2002	2003
Numerator:
Net income (loss)	$(4,133)	$6,502

Denominator:
Basic income (loss) per share — weighted-average shares outstanding	116,500	119,523
Dilutive effect of common stock equivalents	—	2,810

Diluted income (loss) per share — adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	116,500	122,333

Basic net income (loss) per share	$(0.04)	$0.05

Diluted net income (loss) per share	$(0.04)	$0.05

Stock-Based Compensation

We have elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.” The pro forma disclosures required under Statement of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure–an Amendment of SFAS No. 123” are included below. SFAS No. 123, “Accounting for Stock Based Compensation” permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on our net income or loss had compensation expense been recorded for the first quarter of fiscal 2002 and 2003, respectively, as determined under the fair value method, is shown below (in thousands, except per share data). Due to the non-cash valuation allowance against our deferred tax asset which was provided for at July 31, 2001, we did not record a tax benefit for this compensation expense deduction.

	Three Months Ended January 31,
	2002	2003
Net income (loss):
As reported	$(4,133)	$6,502
Add: stock-based compensation expense included in reported net income or loss	1,970	597
Deduct: stock-based compensation expense determined under fair value based method for all awards	(12,296)	(9,251)

Pro forma net loss	$(14,459)	$(2,152)

Basic and diluted net income (loss) per share:
As reported	$(0.04)	$0.05

Pro forma	$(0.12)	$(0.02)

We currently reissue treasury shares for the stock-based compensation arrangements. The treasury shares are recorded at cost, and reissuances are accounted for on the first-in, first-out method. Treasury stock was reduced by $8.4 million in the first quarter of fiscal 2003 from the reissuance of 379,000 shares for the Employee Stock Purchase Plan, or ESPP, and 315,000 shares for exercises of stock options. Comparatively, we reissued 298,000 shares for the ESPP and 103,000 shares for stock option exercises during the first quarter of fiscal 2002, which reduced treasury stock by $16.6 million.

(3)	Other Balance Sheet Components

The components of certain balance sheet line items are as follows (in thousands):

	October 31, 2002	January 31, 2003
Accounts receivable:
Accounts receivable	$205,502	$223,514
Less: allowance for doubtful accounts	(12,300)	(12,300)

	$193,202	$211,214

Unearned revenue and customer deposits:
Unearned revenue	$178,651	$232,677
Customer deposits	3,077	1,942

	$181,728	$234,619

Accrued liabilities:
Compensation and related accruals	$69,963	$48,527
Accrued income taxes	10,733	10,256
Other accrued costs	58,041	54,029

	$138,737	$112,812

Net accounts receivable increased $18.0 million from October 31, 2002 primarily due to the timing of annual maintenance contract billings during the first quarter of fiscal 2003, which was somewhat offset by lower revenue volume compared to the fourth quarter of 2002, as well as the collection of cash from customers during the first quarter of fiscal 2003. Unearned revenue and customer deposits increased $52.9 million from October 31, 2002 because a large percentage of our annual maintenance contracts are renewed at the beginning of each calendar year. Our maintenance contract billings are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $25.9 million decrease in accrued liabilities from $138.7 million at October 31, 2002, was primarily the result of payments made for accrued commissions and bonuses, taxes payable, restructuring accruals, and marketing expenses during the first quarter of fiscal 2003.

(4)	Acquisition

In November 2001, we completed our acquisition of YOUcentric. We acquired all of the issued and outstanding capital stock of YOUcentric for $81.7 million (excluding $11.6 million held in escrow, which is discussed below). The YOUcentric stockholders received $6.0 million in cash, and we issued approximately 7.7 million shares of our common stock valued at $10.91 per share. The completion of the acquisition allowed us to integrate the Customer Relationship Management product into our suite of product offerings. The acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed at fair value. YOUcentric’s results of operations subsequent to the consummation date of the acquisition are included on the accompanying consolidated financial statements for the periods presented.

The YOUcentric Agreement and Plan of Reorganization included an escrow arrangement, under which we may claim reimbursement of certain losses through an escrow fund that is administered by an independent escrow agent. There are 1.1 million shares of common stock, of the total 7.7 million shares issued, that are currently held in escrow that were valued at $11.6 million. If there is a release of the shares, or a portion of the shares, upon resolution of the claims, the purchase price and related goodwill will be increased. In September 2002, we notified the escrow agent of certain claims by us to the escrow, the outcome of which is currently not determinable. None of the shares of common stock held in escrow have been released. Therefore, the $11.6 million continues to be excluded from the purchase price in these consolidated financial statements. We do not expect that the effect of the claims on the purchase price will have a material effect on our results of operations, financial position, or cash flows.

(5)	Restructurings and Other Related Charges

The following table sets forth our remaining restructuring accruals as of October 31, 2002 and January 31, 2003, which are included in accrued liabilities on the accompanying consolidated balance sheets (in thousands). Future cash payments related to the remaining lease obligations are expected to be made through 2007.

	Fiscal 2000 Restructuring Plan	Fiscal 2001 Restructuring Plan
	Office Closures	Employee Severance & Termination Costs	Office Closures	Total Restructuring Accrual
Accrual balance, October 31, 2002	$1,694	$34	$6,669	$8,397
Fiscal 2003 cash payments and other adjustments, net	295	—	(613)	(318)

Accrual balance, January 31, 2003	$1,989	$34	$6,056	$8,079

Any restructuring expense adjustments are recorded through operating expenses with no effect to the restructuring charge and are netted in the above table as a component of cash payments and other adjustments, net. During the first quarter of fiscal 2003, we increased our fiscal 2000 restructuring accrual by $300,000 and our fiscal 2001 restructuring accrual by $150,000. The incremental charge resulted from an increase in our estimate of our office closure liability due to higher vacancy rates and lower sublease rates that negatively affected the estimated future sublease income that reduces our remaining lease liability.

(6)	Other Comprehensive Income or Loss

Other comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders’ equity and have not affected net income or loss. The following table summarizes the components of total other comprehensive income or loss as of the balance sheet dates indicated (in thousands):

	Three Months Ended January 31,
	2002	2003
Net income (loss)	$(4,133)	$6,502
Change in unrealized gains (losses) on equity securities	218	330
Change in foreign currency translation adjustments	322	2,206

Total comprehensive income (loss), net	$(3,593)	$9,038

(7)	Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We identified our chief operating decision-makers as two key executives — the Chief Executive Officer and Chief Financial Officer. While the Chief Executive Officer and Chief Financial Officer evaluate operating results in a number of different ways, the geographic operating structure is the primary basis used to review revenue and overall financial results and to assess the allocation of resources. Effective in the first quarter of fiscal 2003 we changed our reportable segments to the Americas; Europe, Middle East, and Africa, or EMEA; and Asia–Pacific. Previously, our operating segments consisted of the United States; EMEA, Asia–Pacific, Latin America, and Canada. Our operating structure combines Latin America and Canada with the United States because of their geographic proximity. The change in reportable segments is based on a shift in the emphasis on reviewing financial results based upon this internal management structure. Local research and development, marketing and support costs are included in the respective geographic segments. However, under this view, the majority of our research and development, corporate marketing, and headquarters expense are included in the Americas. Prior periods have been reclassified to reflect the change in composition of our reportable segments.

The accounting policies of the operating segments presented below are the same as those described in our summary of significant accounting policies in our Annual Report on Form 10-K for the year ended October 31, 2002. Total revenue from our customers in the United States was $127.3 million in the first quarter of fiscal 2002 and $125.1 million in fiscal 2003. Total revenue from each country outside of the United States was less than 10% of our consolidated revenue for all periods presented. Our long-lived assets located in the United States totaled $107.1 million at October 31, 2002 and $108.4 million at January 31, 2003. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods (in thousands):

	Three Months Ended January 31,
	2002	2003
Revenues:
Americas	$146,009	$140,901
Europe, Middle East, and Africa	43,573	50,607
Asia-Pacific	15,086	14,422

Consolidated	$204,668	$205,930

Income (loss) from operations:
Americas	$(8,940)	$(11,701)
Europe, Middle East, and Africa	11,215	16,544
Asia-Pacific	3,345	3,383
Amortization and other acquired intangibles and other acquisition related charges	(6,328)	(2,194)
Acquired in-process research and development	(4,600)	—
Restructuring and other related charges	30	—

Consolidated	$(5,278)	$6,032

Total assets:
Americas	$620,758	$699,095
Europe, Middle East, and Africa	118,427	126,105
Asia-Pacific	27,106	25,368

Consolidated	$766,291	$850,568

(8)	Commitments and Contingencies

Leases. Our corporate headquarters buildings were constructed on land owned by us and are leased under operating leases. During fiscal 1997 and fiscal 1998, we entered into six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks, provided the financing of $121.2 million in purchase and construction costs of the buildings through a combination of debt and equity. Our lease obligations are based on a return on the lessor’s costs. We also have an option to refinance or purchase the leased properties at our sole discretion during the term of the lease for approximately $121.2 million, the amount expended by the lessor and syndication of banks for purchase and construction costs. In the event that we do not exercise our option to refinance or purchase the leased properties, we guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any of our financial obligations under the lease. The leases terminate between April and November of 2004, and we are currently exploring alternatives that include a refinancing of the existing arrangement or a purchase with either cash or debt.

We can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments. At January 31, 2003, investments totaling $117.6 million were designated as collateral for these leases. During fiscal 2002, we elected to increase the total amount of investments designated as financing collateral in order to reduce the interest rate used to calculate our lease expense. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At January 31, 2002 and 2003, funds used as collateral in the amount of $82.2 million were available for withdrawal. At January 31, 2002 and 2003, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Based upon the accounting guidance and other information available to us, we do not believe the lessor of our corporate headquarters buildings meets the definition of a VIE for our consolidated financial reporting. We do not currently believe FIN No. 46 will have a material effect on our consolidated financial statements. We believe the interpretive accounting guidance necessary for adoption of FIN No. 46 will continue to evolve, and we will continue to monitor such guidance as it becomes available. Additional interpretive guidance could affect the accounting for our current and future leasing arrangements.

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

Guarantor Arrangements. In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2003.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2003.

We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2003.

When as part of an acquisition we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these liabilities as of January 31, 2003.

During fiscal 1997 and 1998, we entered into six-year operating leases for our corporate headquarters buildings, as discussed above. The leases terminate between April and November of 2004. We have an option to refinance or purchase the leased properties at our sole discretion during the term of the lease for approximately $121.2 million. In the event that we do not exercise our option to refinance or purchase the leased properties, we guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any of our financial obligations under the lease. These arrangements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these arrangements as of January 31, 2003.

We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of our employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. We would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2003.

(9)	Other Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. We early adopted the interim disclosure provisions for our first quarter of fiscal 2003 as reflected above in Note 2.

(10)	Goodwill and Other Acquired Intangible Assets

On November 1, 2002, we adopted SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. During the first quarter of fiscal 2003, we completed the transitional goodwill impairment test (comparing the fair value of each of the reporting units as of November 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of goodwill was not impaired. At January 31, 2003, we had goodwill of $68.5 million. The $1.0 million net book value of in-place workforce was reclassified in the October 31, 2002 balance sheet to conform to the current period presentation. The changes in the carrying amount of goodwill for the first quarter of fiscal 2003 for our operating segments are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of October 31, 2002	$51,625	$13,015	$2,652	$67,292
Cumulative translation adjustment	(86)	1,151	190	1,255

Balance as of January 31, 2003	$51,539	$14,166	$2,842	$68,547

Summarized below are the effects on net income or loss and net income or loss per share if we had not amortized goodwill pursuant to the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts). Goodwill amortization shown below includes the amounts reclassified from in-place workforce, which was previously recognized as a separate intangible asset.

	Three Months Ended January 31,
	2002	2003
Net income or loss:
As reported	$(4,133)	$6,502
Add goodwill amortization	1,469	—

Adjusted net income or loss	$(2,664)	$6,502

Basic net income or loss per common share:
As reported	$(0.04)	$0.05
Add goodwill amortization	0.01	—

Adjusted basic net income or loss per common share	$(0.03)	$0.05

Diluted net income or loss per common share:
As reported	$(0.04)	$0.05
Add goodwill amortization	0.01	—

Adjusted diluted net income or loss per common share	$(0.03)	$0.05

Our acquisition-related intangible assets are included in the amounts reported on the accompanying balance sheets under the captions, “Software costs, net” and “Intangibles and other assets, net.” Acquired intangible assets subject to amortization are as follows:

October 31, 2002:	Allocated Cost	Allocated Cost, Net	Amortization Expense and Write-offs
Software	$42,071	$5,938	$9,032
Customer base	22,301	4,099	5,485
Non-compete agreements	200	133	67

Total other intangible assets	$64,572	$10,170	$14,584

January 31, 2003:
Software	$40,386	$5,277	$667
Customer base	23,008	2,818	1,389
Non-compete agreements	200	117	17

Total other intangible assets	$63,594	$8,212	$2,073

The intangible assets are expected to be fully amortized in fiscal 2005. The estimated amortization expense for our other intangible assets is $7.3 million, $3.5 million, and $200,000 in fiscal 2003, 2004, and 2005, respectively. Amortization expense related to our acquired intangible assets is combined with the amortization of deferred stock-based compensation as a separate line item in our consolidated statements of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards’ industry, management’s beliefs, and certain assumptions made by J.D. Edwards’ management. Such forward-looking statements include, but are not limited to, our expectations regarding our license and service revenue for the second quarter of fiscal 2003, product developments and associated research and development expenses, and our residual guarantee relating to our corporate headquarters buildings. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words, and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 under “Risk Factors” on pages 10 through 22. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

J.D. Edwards develops and markets collaborative enterprise software, and provides consulting, education, and support services. Our offerings are differentiated by a practice of listening to customers, innovating on their behalf, and delivering solutions as part of a results-oriented relationship. We aim to make our customers stronger, enabling them to solve their most important business challenges. Our software applications help customers integrate various aspects of their businesses—from managing relationships with suppliers, employees, and customers to processing transactions and analyzing internal business information. Founded in March 1977, J.D. Edwards develops software in 21 languages that is used by approximately 6,650 mid-market and large customers in more than 110 countries. We have nearly 5,000 employees in 18 United States offices and 40 international offices. We maintain relationships with major technology and platform providers, consulting firms, and product alliance partners.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgment in selecting among available accounting alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	Revenue recognition
•	Allowance for doubtful accounts
•	Capitalized software development costs
•	Acquired intangible assets
•	Income taxes

For a detailed discussion on the application of these accounting policies, see “Item 7: Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Results of Operations

We are continuing to focus on delivering consistent, profitable growth, and improving our execution and financial performance during fiscal 2003. Our financial results for our first quarter of fiscal 2003 reflected net income of $6.5 million, or $0.05 per share, compared to a net loss of $4.1 million, or $0.04 per share, for the first quarter of fiscal 2002. Our income before taxes improved to $7.6 million in our first quarter of fiscal 2003 from a loss before income taxes of $4.8 million in our first quarter of fiscal 2002. The loss for the first quarter of fiscal 2002 included a charge for the write-off of acquired in-process research and development of $4.6 million from our November 2001 acquisition of YOUcentric, Inc., a provider of Java-based customer relationship management, or CRM, software. Other acquisition related amortization decreased to $2.2 million in the first quarter of fiscal 2003 compared to $6.3 million in the first quarter of fiscal 2002. License fee revenue increased 7% to $46.8 million in our first quarter of fiscal 2003 compared to $43.9 million in our first quarter of fiscal 2002 primarily due to increased volume. Services revenue declined slightly to $159.1 million for our first quarter of fiscal 2003 compared to $160.7 million for our first quarter of fiscal 2002. The decline in services revenue was a result of reduced consulting and education services revenue, offset by increased software maintenance revenue. The current economic conditions and the competitive environment are the primary factors currently affecting both our license fee and services revenue results.

Historically we have experienced and expect to continue to experience seasonality in our business operations. This is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. Our revenue historically has slowed during November and December, and total revenue, license fee revenue, services revenue, and net results historically have been lower in our first quarter than in the immediately preceding fourth quarter.

While we are making progress towards delivering consistent, profitable growth, our fiscal 2003 revenue and profitability could continue to be adversely affected by the sustained slowdown in the global economy, price erosion in the consulting market, the maturity of the traditional enterprise resource planning, or ERP, market, challenges of entering new markets, strong competitive forces, and potential negative effects from organizational and management changes. Additionally, based on current projections for the second quarter of fiscal 2003, we expect license fee revenue to remain fairly flat and services revenue to decrease compared to the second quarter of fiscal 2002, depending on political and economic conditions and customer demand in the applications software market, among other factors. These uncertainties have made projections of future revenue and operating results particularly challenging. There can be no assurance that our financial condition, results of operations, cash flows, and market price of our common stock will not be adversely affected by the aforementioned factors.

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

	Three Months Ended January 31,
	2002	2003
Revenue:
License fees	21.5%	22.7%
Services	78.5	77.3

Total revenue	100.0	100.0

Costs and expenses:
Cost of license fees	2.6	4.3
Cost of services	38.4	37.7
Sales and marketing	31.1	28.5
General and administrative	10.9	10.5
Research and development	14.2	15.0
Amortization of acquired software, other acquired intangibles, and acquisition-related deferred compensation	3.2	1.1
Acquired in-process research and development	2.2	0.0
Restructuring and other related charges	0.0	0.0

Total costs and expenses	102.6	97.1
Operating income (loss)	(2.6)	2.9
Other income (expense), net	0.3	0.8

Income (loss) before income taxes	(2.3)	3.7
(Benefit from) provision for income taxes	(0.3)	0.5

Net income (loss)	(2.0)%	3.2%

Gross margin on license fee revenue	88.0%	81.2%
Gross margin on service revenue	51.1%	51.1%

Total revenue. Our total revenue for our first quarter of fiscal 2003 increased slightly to $205.9 million compared to $204.7 million for our first quarter of fiscal 2002. Our results for the first quarter of fiscal 2003 compared to our first quarter of fiscal 2002 reflected increased license revenue, offset by slightly lower services revenue. The revenue mix between license fees and services was 22.7% and 77.3%, respectively, for our first quarter of fiscal 2003 compared to 21.5% and 78.5%, respectively, for our first quarter of fiscal 2002.

A portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, complexity of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of currency exchange rates. For any period, changes in each country’s general economic and political environment or foreign exchange rates may also have a material effect on our total revenue, results of operations, cash flows, and financial position. For our first quarter of fiscal 2003, the geographic areas defined as the Americas, Europe, the Middle East, and Africa, or EMEA, and Asia-Pacific accounted for 68%, 25%, and 7% of total revenue, respectively. For our first quarter of fiscal 2002, these geographic areas accounted for 71%, 21%, and 8% of total revenue, respectively. The percentage of revenue derived from international areas varies from quarter to quarter depending upon the number and size of license transactions and timing of when contracts are finalized.

License fees. License fee revenue increased to $46.8 million for our first quarter of fiscal 2003 compared to $43.9 million for our first quarter of fiscal 2002. The increase in license fee revenue in our first quarter of fiscal

2003 was primarily due to a greater volume of license transactions. We recognized license fee revenue from 255 transactions in our first quarter of fiscal 2003 compared to 214 transactions in our first quarter of fiscal 2002. In the first quarter of fiscal 2003, these 255 transactions included 25 transactions from our technology foundation initiative with IBM, where we began standardizing J.D. Edwards 5 applications on IBM’s middleware, thereby creating pre-integrated solutions based on an open technology framework. Our overall average transaction size was down 9% to $178,000 for our first quarter of fiscal 2003 from $196,000 in our first quarter of fiscal 2002. We increased our total number of customers to approximately 6,650 at January 31, 2003, a 5% increase compared to the end of our first quarter of fiscal 2002.

The percentage of license fee revenue from existing customers increased to 56% for our first quarter of fiscal 2003 from 45% for our first quarter of fiscal 2002. This improvement in the percentage of license fee revenue from existing customers during our first quarter of fiscal 2003 was a result of our focus on increasing license fee revenue from our installed base of customers offset, in part, by lower overall spending on application software during our first quarter of fiscal 2003. Average transaction size from transactions with our installed base of customers increased 4% to $141,000 for our first quarter of fiscal 2003 from $135,000 for our first quarter of fiscal 2002. The mix of revenue from new and existing customers varies from quarter to quarter, and our future growth is dependent on our ability to retain our installed base of customers while adding new customers, as well as our ability to offer competitive products. There can be no assurance that our license fee revenue will not be adversely affected in future periods as a result of a continued downturn in global economic conditions.

Services. Services revenue consists of fees generated by our personnel who provide direct consulting, software maintenance support, customer education services, fees generated through subcontracted third-party arrangements, and referral fees from service providers who contract directly with our customers. We provide a variety of services that help our customers implement and adapt our software to their operations and learn how to use the applications. Accordingly, the revenue we generate from our service offerings is largely dependent on software license revenue in preceding quarters. Services revenue for our first quarter of fiscal 2003 declined to $159.1 million compared to $160.7 million for our first quarter of fiscal 2002. The overall decline in first quarter 2003 total services revenue was mitigated by an increase in software maintenance revenue compared to the same period a year ago. The increase in maintenance revenue was primarily due to growing our installed base of customers, retaining or increasing the level of support services renewed by our customers, and increasing maintenance prices, effective January 1, 2003 and 2002. The decline in total services revenue was primarily due to the cumulative effect of lower demand resulting from lower license fee revenue in fiscal 2002 and 2001 compared to the previous years, combined with lower demand and price pressure in the consulting services market. This has created an increased level of competition among service providers in our market.

We have taken, and continue to take, steps to mitigate the effect of these adverse conditions. During fiscal 2002, we achieved year over year quarterly growth in our consulting services revenue by increasing the number of direct customer engagements and improving the utilization rates of our direct consultants. We also implemented an incentive program for our account executives to sell direct consulting service engagements, which resulted in incremental demand during fiscal 2002. However, during the first quarter of fiscal 2003, we experienced an increase in competitive price pressure on the hourly rates charged to customers for consulting services. We have continued our strategy to deliver a larger percentage of consulting services through direct engagements. As a result, our business partner subcontract and referral fee revenue declined in the first quarter of 2003 compared to the same period a year ago. Services revenue for the remainder of fiscal 2003 may continue to be adversely affected if the competitive pricing pressures on consulting services continue and/or the demand for consulting and education services continues to decline.

Our ability to maintain or increase the current level of services revenue is dependent on license revenue growth, the number of direct services engagements, prices for service agreements, and the utilization rates of our direct consultants. Variances or slowdowns in licensing activity may affect our maintenance, consulting, or education services revenue in subsequent periods. Additionally, our installed customer base has traditionally generated additional revenue from consulting services, renewed maintenance, and licensing of other products.

The maintenance agreements are generally renewable annually at the option of the customers, and there are no mandatory obligations to contract for additional consulting services or to license additional software. In addition, customers may not necessarily purchase additional products or services. If our customers do not renew their maintenance agreements or purchase additional products or services, our services revenue could decline. Additionally, services revenue is dependent on the availability of our consultants to staff engagements, billing rates for consulting and implementation services, the number of customers who have contracted for support services, and the level of competition from alliance partners for consulting, implementation work, and education services. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, maintenance, and education revenue and the mix of direct engagements and subcontract and referral arrangements with our business partners.

During the second quarter of fiscal 2002, we adopted the guidance of Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires that reimbursements received for out-of-pocket expenses be reported as revenue in the consolidated statement of operations. Prior to adoption of EITF Issue No. 01-14, we recorded revenue and operating expenses net of reimbursable expenses. Our financial results of operations for the first quarter of fiscal 2002 and prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of $4.1 million for our first quarter of fiscal 2002 and $4.4 million for our first quarter of fiscal 2003, are now reflected as services revenue and cost of services. This change had no effect on operating income or loss or net income or loss for any period presented.

Total costs and expenses. Our total costs and expenses decreased 5% to $199.9 million for our first quarter of fiscal 2003 from $209.9 million for our first quarter of fiscal 2002. The decrease is primarily due to lower acquisition-related expenses. Excluding those expenses, our total costs and expenses declined slightly to $197.7 million for our first quarter of fiscal 2003 compared to $199.0 million for our first quarter of fiscal 2002. This was the result of many factors, including lower information technology costs, reduced outside professional services, and lower bonus expense, which were somewhat offset by higher personnel costs and increased software development amortization.

Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal projects and contractual payments to third parties for source code and license fees that are used in development of products for external licensing), documentation, and software delivery expenses. Cost of license fees increased by 67% to $8.8 million for our first quarter of fiscal 2003 from $5.3 million for our first quarter of fiscal 2002. The increase was primarily due to reseller royalties on third party software transactions and royalties for certain embedded products. We have reseller and product-right relationships with organizations whose products enhance our solutions. This allows us to manage internal development resources, while at the same time offer our customers a broad spectrum of products. The terms of each third-party agreement vary; however, as we recognize license revenue under the reseller provisions in these agreements, a related royalty is charged to cost of license fees.

Additionally, the increase in cost of license fees was due to increased amortization of our capitalized software. We record amortization expense on our internally developed capitalized software, capitalized third-party rights, and capitalized outsourced development on a straight-line basis (generally over three years) to cost of license fees beginning once the product is generally available. We recorded amortization expense of $3.7 million and $4.4 million for our first quarter of fiscal 2002 and our first quarter of fiscal 2003, respectively. The increase in amortization expense is due to certain development projects that reached general availability during fiscal 2002. The capitalized software costs that were amortized during the first quarter of fiscal 2002 and 2003 were primarily for the internal development of major enhancements and new product releases under our J.D. Edwards 5 product offerings.

Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to certain fixed costs, such as the amortization of capitalized software development costs, and the portion of our software products subject to royalty payments. The first quarter of fiscal 2003 gross margin on license fee revenue was 81.2% compared to 88.0% for the first quarter of fiscal 2002. The first quarter of fiscal 2003 decline was primarily due to increased reseller royalties on third party software transactions and royalties for certain embedded products, as well as the increased amortization of capitalized internal software development costs discussed above.

Cost of services. Cost of services includes personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. Cost of services for our first quarter of fiscal 2003 decreased slightly to $77.7 million compared to $78.5 million for our first quarter of fiscal 2002. The decrease was due primarily to lower costs for business partner subcontract consulting services and lower costs for providing education services as a result of our consolidation or elimination of education facilities and headcount in response to weaker customer demand for general classroom training and the downturn in the global economy. In addition, bonus expenses were lower in the first quarter of fiscal 2003 compared to the same period last year. Offsetting these expense reductions were incremental costs for additional consulting headcount in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

The gross margin on services revenue was 51.1% for both the first quarter of fiscal 2002 and 2003. The margins stayed constant primarily due to the increase in software maintenance revenue and slightly lower cost of services, which offset the lower consulting and education revenue. Generally, maintenance revenue produces a higher margin than consulting services and education revenue.

Gross margins on services revenue for fiscal 2003 will depend on the mix of total services revenue, our consulting costs in relation to consulting billing rates, our utilization and realization from our consulting employees, and the number of direct service engagements, as well as the extent to which we utilize our service partner relationships under either subcontract or referral arrangements. Given the current price pressure and decreased demand for consulting services, we are assessing various alternatives to improve our margin and to maintain our successful relationships with our service partners. If we are not successful with the implementation of new strategies, our business, revenue, and stock price could be materially affected.

Sales and marketing. Sales and marketing expense consists of personnel costs, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. Sales and marketing expense for our first quarter of fiscal 2003 decreased 8% to $58.7 million from $63.7 million for our first quarter of fiscal 2002. The decrease was primarily due to reduced outside professional services and bonus expense, as well as lower information technology costs, primarily from reduced network costs.

General and administrative. General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense for our first quarter of fiscal 2003 decreased 3% to $21.7 million from $22.4 million for our first quarter of fiscal 2002. The decrease in general and administrative expense for our first quarter of fiscal 2003 compared to our first quarter of fiscal 2002 was primarily due to the lower bonus expense discussed above.

Research and development. R&D expense includes personnel and related overhead costs for software engineering, enhancements, upgrades, testing, quality assurance, and documentation, net of any capitalized software development costs. R&D expense for our first quarter of fiscal 2003 increased 6% to $30.8 million, compared to $29.1 million for our first quarter of fiscal 2002. The increase in expense resulted from capitalizing a smaller portion of our total internal R&D costs in fiscal 2003. We continue to devote software engineering resources to major enhancements and new products associated with our J.D. Edwards 5 product offerings. Reduced bonus expense was largely offset by additional headcount and salary expense in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

In addition to our internal R&D activities, we are outsourcing the development of software for some specific industries, and we sometimes acquire source code rights for certain applications and other embedded technology.

We capitalize internally developed software costs, software purchased from third parties, and outsourced development in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86. During our first quarter of fiscal 2002, we capitalized $5.8 million of internal development costs and $1.1 million of third-party product rights and outsourced development costs. Comparatively, during our first quarter of fiscal 2003, we capitalized $2.6 million of internal development costs and $217,000 of third-party product rights and outsourced development. Including all current period capitalized software development costs, R&D expenditures were $36.1 million, representing 18% of total revenue for our first quarter of fiscal 2002 and $33.7 million, representing 16% of total revenue for our first quarter of fiscal 2003. R&D costs relating principally to the design and software engineering of products (exclusive of costs capitalized under SFAS No. 86) and routine enhancements are expensed as incurred because of the short time frame between the determination of technological feasibility and the date of general release of related products.

We anticipate that the R&D costs for major enhancements and new products will continue to be capitalized in the future. In addition, we expect total R&D expense to increase in future periods due to the expected growth of the R&D organization, and the hiring of key software engineering personnel. We continue to make product enhancements in areas of new technology, as well as further integration of modules such as advanced planning and CRM. In addition, we implemented an initiative to expand our software engineering operations with an outsourcing arrangement in India. This expansion is intended to provide additional resources at lower costs to leverage the productivity of our software engineering operations. There can be no assurance that our software engineering operations will not be affected negatively by potentially volatile economic or political conditions in India. If our expansion into these new business areas, our relationships with our partners, or our offshore software engineering initiative are not successful, our business, revenue, and stock price could be materially affected.

Amortization of acquired software and other acquired intangibles and acquisition related deferred compensation. On November 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. During the first quarter of fiscal 2002, prior to the adoption of SFAS No. 142, our total amortization expense related to software, in-place workforce, customer base, non-compete agreements, and goodwill resulting from our business acquisitions was $3.2 million, $408,000, $1.4 million, $17,000, and $1.1 million, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $279,000 for the first quarter of fiscal 2002. If we had applied the provisions of SFAS No. 142 during our first quarter of fiscal 2002, it would have resulted in ceasing amortization of goodwill and in-place workforce and continuing amortization of the other intangible assets.

Total amortization for our first quarter of fiscal 2003 related to software, customer base, and non-compete agreements was $667,000, $1.4 million, and $17,000, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $121,000 for the first quarter of fiscal 2003. The application of the provisions of SFAS No. 142 resulted in ceasing amortization of goodwill and in-place workforce effective at the beginning of the first quarter of fiscal 2003. During the first quarter of fiscal 2003, we completed the transitional goodwill impairment test (comparing the fair value of each of the reporting units as of November 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of goodwill was not impaired.

Acquired IPR&D. The estimated value of $4.6 million assigned to acquired IPR&D from YOUcentric during the first quarter of fiscal 2002 was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. The fair value of acquired IPR&D includes revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on

Platform V4.X and decreased reliance on the core technology. The estimated net cash flows generated by the products over a three-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on our estimates of revenue, expenses, asset requirements, and the core technology royalty rate.

Other income (expense). Other income and expense includes interest and dividend income, losses on equity investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest and dividend income increased 30% to $1.8 million for our first quarter of fiscal 2003 compared to $1.4 million our first quarter of fiscal 2002, due primarily to increased investments in marketable securities held during the first quarter of fiscal 2003.

Also included in other income and expense were net foreign currency losses of $1.3 million and $189,000 for our first quarter of fiscal 2002 and our first quarter of fiscal 2003, respectively. We enter into forward foreign exchange contracts to mitigate foreign currency exchange risk of monetary assets and liabilities denominated in foreign currencies. The losses related primarily to the change in the value of the U.S. dollar against other currencies, offset by gains and losses from the forward foreign exchange contracts in place during the quarter.

Provision for income taxes. The provision for income taxes was $1.1 million for the first quarter of fiscal 2003 compared to a benefit of $675,000 for the first quarter of fiscal 2002. The tax expense or benefit represents the effective tax rate based upon the estimated current local taxes for our international subsidiaries and current U.S. state and local taxes for the full fiscal year. Additionally the income taxes for first quarter of fiscal 2003 included alternative minimum taxes. A non-cash valuation allowance has been provided since the third quarter of fiscal 2001 to fully offset the net deferred tax asset. Therefore, the income tax provision reflected in the financial statements since July 31, 2001 has primarily represented an effective rate based on an estimate of current taxes due for the fiscal year.

Liquidity and Capital Resources

As of January 31, 2003, our principal sources of liquidity consisted of $353.4 million of unrestricted cash, cash equivalents, and long-term marketable securities and other investments, which excludes $36.0 million of restricted cash, cash equivalents, and investments. Additionally, we have a $50.0 million revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of October 31, 2002 and January 31, 2003, $50.0 million was available under our bank line of credit and no amounts were outstanding.

As of January 31, 2003, we had working capital of $205.9 million. This amount includes $234.6 million of short-term unearned revenue and customer deposits, which represent annual maintenance billings to customers that are recognized as revenue ratably over the support service period. Excluding the short-term unearned revenue and customer deposits, working capital would have been $440.5 million. Comparatively, as of October 31, 2002, we had working capital of $179.2 million, including $181.7 million of short-term unearned revenue and customer deposits. Excluding the short-term unearned revenue and customer deposits, working capital would have been $360.9 million.

We calculate accounts receivable days sales outstanding, or DSO, on a “gross” basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. Accordingly, the accounts receivable balances related to the unearned revenue are generally included in the computation prior to the recognition of the related revenue. Calculated as such, DSO improved to 92 days as of January 31, 2003, compared to 100 days as of January 31, 2002. The improvement for our first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was due primarily to our improved success in collection of cash from customers. Our DSO increased from 70 days as of October 31, 2002 to 92 days at January 31, 2003, primarily as a result of lower revenue volume and higher annual maintenance billings during the first quarter of fiscal 2003. Our DSO can fluctuate depending on a number of factors, including the volume of revenue that is recognized toward the end of each period, the timing of annual maintenance billings during the first quarter of any fiscal year, customer payment terms, and the variability of quarterly revenue.

Net accounts receivable increased $18.0 million from October 31, 2002 primarily due to the timing of annual maintenance contract billings during the first quarter of fiscal 2003, which was somewhat offset by lower revenue volume compared to the fourth quarter of 2002, as well as collection of cash from customers during the first quarter of fiscal 2003. The $52.9 million increase in unearned revenue and customer deposits from October 31, 2002, was primarily due to increased annual maintenance contract billings that are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $25.9 million decrease in accrued liabilities from $138.7 million at October 31, 2002, was primarily the result of payments made during the first quarter for accrued commissions and bonuses, taxes payable, restructuring accruals, and marketing expenses.

We generated $38.3 million in cash from operating activities during our first quarter of fiscal 2003 compared to generating $22.5 million during our first quarter of fiscal 2002. The increase in cash generated from operations during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to improved operating results, the receipt of tax refunds, and an increase in collections of accounts receivable.

We generated $1.6 million in cash from non-operating activities during the first quarter of fiscal 2003 compared to using $20.5 million during the first quarter of fiscal 2002. The improvement in cash from non-operating activities was primarily due to the first quarter of fiscal 2002 increase in restricted cash, cash equivalents, and investments in connection with certain lease transactions discussed below, an increase in our proceeds from the sale of marketable securities during the first quarter of fiscal 2003, and a decline in capitalized software development costs during the first quarter of fiscal 2002. These improvements were offset by a decline in proceeds received from stock option exercises.

Our corporate headquarters buildings were constructed on land owned by us and are leased under operating leases. During fiscal 1997 and fiscal 1998, we entered into six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks, provided the financing of $121.2 million in purchase and construction costs of the buildings through a combination of debt and equity. Our lease obligations are based on a return on the lessor’s costs. We also have an option to refinance or purchase the leased properties at our sole discretion during the term of the lease for approximately $121.2 million, the amount expended by the lessor and syndication of banks for purchase and construction costs. In the event that we do not exercise our option to refinance or purchase the leased properties, we guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any of our financial obligations under the lease. The leases terminate between April and November of 2004, and we are currently exploring alternatives that include a refinancing of the existing arrangement or a purchase with either cash or debt.

We can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments. At January 31, 2003, investments totaling $117.6 million were designated as collateral for these leases. During fiscal 2002, we elected to increase the total amount of investments designated as financing collateral in order to reduce the interest rate used to calculate our lease expense. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At January 31, 2002 and 2003, funds used as collateral in the amount of $82.2 million were available for withdrawal. At January 31, 2002 and 2003, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

Recent Accounting Pronouncements

The FASB has recently issued certain accounting pronouncements that may affect our business. For a complete discussion on these accounting pronouncements, see Notes 8 and 9 of Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Our future services revenue is directly affected by our license contract activity, renewed annual maintenance contracts by existing customers, competitive pressures on the hourly rates charged to customers for consulting and education services, and new arrangements with our third-party service partners as a result of competitive pressures. Variances or slowdowns in licensing activity may affect our consulting, education, and maintenance services revenue in future periods. Additionally, our billing rates and utilization rates of our direct consultants must be maintained in order to generate consistent levels of services revenue. During the first quarter of fiscal 2003, we experienced a significant increase in competitive pressure on the rates charged to customers for consulting services. This pricing pressure led to a decline in the hourly rates charged to customers for consulting services. Continued or increased price erosion in the consulting market could have further adverse effects on our future services revenue. The market for informational technology consulting services is challenging and we are affected by these market conditions. There can be no assurance that the demand for consulting and education services or the rates that we can charge will improve or remain at current levels.

For a more complete discussion of risk factors that affect our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. These risk factors include the following:

•	Unfavorable general economic and market conditions could continue to adversely affect our business;
•	Terrorist activities or resulting military actions could adversely affect our business;
•	Our quarterly operating results may be difficult to predict and may fluctuate substantially, which may adversely affect our stock price;
•	Our sales forecasts may not consistently correlate to revenue in a particular quarter
•	Our future services revenue is dependent on our license contract activity, renewed annual maintenance contracts by existing customers, and our ability to attract and retain key direct revenue-generating consulting employees.
•	Increases in services revenue as a percentage of total revenue could decrease overall margins and adversely affect our operating results;
•	The enterprise software industry is highly competitive, and we may be unable to successfully compete;
•	The markets in which we compete experience rapid technological change, and we face risks associated with new versions and products and defects that could materially affect our business and revenue;
•	Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction;
•	The results of our recent expansion into new business areas and partnerships, our alignment around certain technologies, and our offshore development initiative are uncertain and may not be successful;
•	Our continued growth depends on our ability to develop and maintain our third-party relationships;
•	We depend on third-party technology that could result in increased costs or delays in the production and improvement of our software offerings;
•	Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines;
•	We depend to a significant extent on certain key personnel and our continued ability to hire qualified personnel;
•	We periodically have realigned our sales and consulting teams, which can be disruptive;

•	We continue to derive a large portion of our total revenue from customers who use the IBM iSeries platform;
•	Our international operations and sales subject us to various risks associated with growth outside the United States;
•	Our stock price is volatile, and there is a risk of securities litigation;
•	We have limited protection of our proprietary technology and intellectual property and face potential infringement claims;
•	We face risks associated with the security of our products;
•	Changes in our product offerings, licensing practices, or revenue recognition accounting standards may require, under certain circumstances, that we defer recognition of license revenue for a significant period of time after entering into a license agreement, which, in turn, could negatively impact our financial results;
•	If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices;
•	It may become increasingly expensive to obtain and maintain liability insurance;
•	Control by existing shareholders could significantly influence matters requiring stockholder approval, and
•	We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of J.D. Edwards or limit the price investors might be willing to pay for our stock.

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

A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During the first quarter of fiscal 2003, 32% of our total revenue was generated from international operations, and the net assets of our foreign operations at January 31, 2003 represented 17% of consolidated net assets. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2003 if the U.S. dollar strengthens relative to certain foreign currencies.

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

We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of January 31, 2003, and our exposure from anticipated foreign revenue during the remainder of fiscal 2003 to assess the effect of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At January 31, 2003, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from our quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended October 31, 2002. However, there can be no assurance that a 10% adverse change in foreign exchange rates from the January 31, 2003 rates would not result in a material effect to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2003.

Interest Rates. Our portfolio of investments is subject to interest rate fluctuations. Investments, including cash equivalents, consist of money market mutual funds, as well as U.S. government, state, municipal, and corporate debt securities with maturities of up to 30 months, and corporate equity securities. We classify all investments in marketable securities as available for sale and these investments were carried at fair value as determined by their quoted market prices. Unrealized gains or losses are included, net of tax (prior to our valuation allowance), as a component of accumulated other comprehensive income or loss. Additionally, we have lease obligations calculated as a return on the lessor’s costs of funding based on the London Interbank Offered Rate, or LIBOR, and adjusted from time to time to reflect any changes in our leverage ratio. Changes in interest rates could affect our anticipated interest income and lease obligations or could affect the fair market value of our investments.

We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated levels of investments and financing for fiscal 2003 to assess the effect of hypothetical changes in interest rates. At January 31, 2003, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended October 31, 2002. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the January 31, 2003 rates would not have a material adverse effect on the fair value of investments or financings and would not materially affect our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2003.

ITEM 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.    Legal Proceedings

We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material effect on our consolidated financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 2.    Changes in Securities and Use of Proceeds

Not applicable

ITEM 3.    Defaults Upon Senior Securities

Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.    Other Information

Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.21	Separation Agreement, dated December 31, 2002, between J.D. Edwards & Company and John H. Bonde.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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
Dated: February 26, 2003

	By:	/s/ PAMELA L. SAXTON

Name: Pamela L. Saxton Title: Vice President of Finance, Controller and Chief Accounting Officer (principal accounting officer)
Dated: February 26, 2003

CERTIFICATIONS

I, Robert M. Dutkowsky, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of J.D. Edwards and Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

/s/ ROBERT M. DUTKOWSKY

Chairman, President, and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Richard E. Allen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of J.D. Edwards and Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

/s/ RICHARD E. ALLEN

Chief Financial Officer, Executive Vice President, Finance and Administration and Director (principal financial officer)