Form 10-Q
period 2003-04-30
EDWARDS J D & CO
filed 2003-06-04
CIK 798757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 27, 2003, there were 121,450,301 shares of the Registrant’s Common Stock outstanding.

J.D. EDWARDS & COMPANY

J.D. Edwards is a registered trademark of J.D. Edwards & Company. The names of all other products and services of J.D. Edwards used herein are trademarks or registered trademarks of J.D. Edwards World Source Company. All other product and service names used are trademarks or registered trademarks of their respective owners.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

J.D. EDWARDS & COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	October 31, 2002	April 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302,830	$340,610
Short-term investments	301	11,945
Accounts receivable, net of allowance for doubtful accounts of $12,300 and $11,000 at October 31, 2002, and April 30, 2003	193,202	179,602
Other current assets	38,344	27,869

Total current assets	534,677	560,026
Long-term marketable securities and other investments	17,203	13,037
Restricted cash, cash equivalents, and investments	35,995	35,995
Property and equipment, net	69,728	72,458
Software costs, net	77,275	72,816
Goodwill, net	67,292	79,918
Intangibles and other assets, net	7,483	5,365

	$809,653	$839,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,032	$24,648
Unearned revenue and customer deposits	181,728	221,954
Accrued liabilities	138,737	100,701

Total current liabilities	355,497	347,303
Unearned revenue, net of current portion, and other	12,271	16,322

Total liabilities	367,768	363,625
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 4,700,000 shares authorized; none outstanding	—	—
Preferred stock, series A participating, $.001 par value; 300,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized; 121,294,328 and 122,332,995 shares issued as of October 31, 2002 and April 30, 2003, respectively; 119,281,613 and 121,363,415 shares outstanding as of October 31, 2002 and April 30, 2003, respectively	121	122
Additional paid-in capital	493,779	501,521
Treasury stock, at cost; 2,012,715 and 969,580 shares as of October 31, 2002 and April 30, 2003, respectively	(24,262)	(11,497)
Deferred compensation	(1,421)	(836)
Accumulated deficit	(10,882)	(4,773)
Accumulated other comprehensive income (loss): unrealized gains (losses) on equity securities and foreign currency translation adjustments, net	(15,450)	(8,547)

Total stockholders’ equity	441,885	475,990

	$809,653	$839,615

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Revenue:
License fees	$54,070	$43,551	$98,010	$90,393
Services	169,530	159,954	330,258	319,042

Total revenue	223,600	203,505	428,268	409,435
Costs and expenses:
Cost of license fees	9,209	8,569	14,492	17,395
Cost of services	81,164	77,463	159,683	155,199
Sales and marketing	68,900	63,148	132,635	121,809
General and administrative	22,427	22,198	44,807	43,853
Research and development	30,432	32,433	59,563	63,259
Amortization of acquired software, other acquired intangibles, and acquisition-related deferred compensation	6,379	2,305	12,707	4,499
Acquired in-process research and development	—	—	4,600	—
Restructuring and other related charges	1,576	—	1,546	—

Total costs and expenses	220,087	206,116	430,033	406,014
Operating income (loss)	3,513	(2,611)	(1,765)	3,421
Other income (expense):
Interest and dividend income	1,479	1,413	2,903	3,259
Losses on equity investments	(586)	—	(586)	—
Interest expense, foreign currency gains (losses) and other, net	(304)	742	(1,258)	424

Income (loss) before income taxes	4,102	(456)	(706)	7,104
(Benefit from) provision for income taxes	576	(63)	(99)	995

Net income (loss)	$3,526	$(393)	$(607)	$6,109

Net income (loss) per common share:
Basic	$0.03	$0.00	$(0.01)	$0.05

Diluted	$0.03	$0.00	$(0.01)	$0.05

Weighted-average shares outstanding:
Basic	118,564	120,780	117,532	120,151
Diluted	122,723	120,780	117,532	122,524

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended April 30,
	2002	2003
Operating activities:
Net income (loss)	$(607)	$6,109
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,160	15,072
Amortization of capitalized software and acquired intangibles	21,988	12,858
Write-off of acquired in-process research and development	4,600	—
Provisions for losses and reserves on accounts receivable	4,188	767
Loss on investments in marketable securities	586	—
Stock compensation	1,114	827
Other	1,777	1,012
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	35,569	24,438
Other assets	(6,068)	11,196
Accounts payable	(7,627)	(11,158)
Unearned revenue and customer deposits	22,583	35,452
Accrued liabilities	(8,714)	(35,470)

Net cash provided by operating activities	84,549	61,103
Investing activities:
Purchase of marketable securities and other investments	—	(25,500)
Proceeds from sales or maturities of investments in marketable securities	—	18,000
Purchase of property and equipment, net	(10,076)	(17,766)
Cash paid for acquisitions of businesses, net of cash acquired	(751)	(1,782)
Capitalized software costs	(12,023)	(5,526)

Net cash used in investing activities	(22,850)	(32,574)
Financing activities:
Stock option exercises and issuances under employee stock purchase plan	12,246	6,228
Restricted cash, cash equivalents, and investments	(19,423)	—
Release of restricted cash and cash equivalents	729	—

Net cash provided by (used in) financing activities	(6,448)	6,228
Effect of exchange rate changes on cash	(515)	3,023

Net increase in cash and cash equivalents	54,736	37,780
Cash and cash equivalents at beginning of period	231,952	302,830

Cash and cash equivalents at end of period	$286,688	$340,610

Supplemental disclosure of other cash and non-cash investing and financing transactions:
Retirement savings plan contribution funded with common stock	$3,748	$4,668
Deferred stock compensation for assumed options related to acquisition of business	2,099	—
Reconciliation for acquisitions of businesses:

In November 2001, the Company acquired all of the issued and outstanding stock of YOUcentric, Inc., in exchange for $81.7 million of consideration. During the second quarter of 2003, we issued additional consideration totaling $9.3 million, which increased goodwill. In February 2003, the Company acquired the assets of a business partner for $1.8 million in consideration. In conjunction with these acquisitions, the fair value of assets and liabilities received were as follows:

Fair value of assets acquired	$79,024	$12,321
Common stock issued for acquired company and fair value of options assumed	(72,885)	(9,371)
Write-off of acquired in-process research and development	4,600	—
Cash paid for acquisition of business, net of cash acquired	(751)	(1,782)

Fair value of liabilities assumed	$9,988	$1,168

The accompanying notes are an integral part of these consolidated financial statements.

J.D. EDWARDS & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

Interim Financial Statements. We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein have been prepared on the same basis as the annual consolidated financial statements and in our opinion reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with GAAP. Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. The results for the three- and six-month periods ended April 30, 2003, are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

(2) Earnings Per Common Share and Stock-Based Compensation

Earnings Per Common Share. Basic earnings per share, or EPS, excludes the dilutive effect of potentially dilutive securities and is computed by dividing net income or loss by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and certain other equity instruments. The loss per share for the three months ended April 30, 2003 and the six months ended April 30, 2002 excludes common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, 1.9 million and 3.9 million shares of weighted-average common stock equivalents were excluded from the calculation of EPS for the three months ended April 30, 2003 and the six months ended April 30, 2002, respectively. The weighted-average outstanding shares for all periods presented are reflected net of treasury shares. All shares owned by the Employee Retirement Savings Plans were included in the weighted-average common shares outstanding for both periods. Options to purchase stock at exercise prices greater than the average fair market value of our common stock for the periods presented are also excluded from the calculation of diluted income or loss because their inclusion would be anti-dilutive. Accordingly, for the three months ended April 30, 2002 and 2003, options to purchase 10.1 million and 17.2 million shares, respectively, were excluded from the calculation of diluted income or loss per share. For the six months ended April 30, 2002 and 2003, options to purchase 9.6 million and 16.5 million shares, respectively, were excluded from the diluted income or loss per share calculations.

The computation of basic and diluted EPS was as follows (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Numerator:
Net income (loss)	$3,526	$(393)	$(607)	$6,109

Denominator:
Basic income (loss) per share — weighted-average shares outstanding	118,564	120,780	117,532	120,151
Effect of potentially dilutive securities	4,159	—	—	2,373

Diluted income (loss) per share — adjusted weighted-average shares outstanding, assuming conversion of potentially dilutive securities	122,723	120,780	117,532	122,524

Basic net income (loss) per share	$0.03	$0.00	$(0.01)	$0.05

Diluted net income (loss) per share	$0.03	$0.00	$(0.01)	$0.05

Stock-Based Compensation. We determine the value of stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock Based Compensation” permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

In December 2002, the FASB issued Statement of Financial Accounting Standards, “Accounting for Stock Based Compensation Transition and Disclosure–an Amendment of SFAS No. 123,” or SFAS No. 148, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. We adopted early the interim disclosure provisions effective in our first quarter of fiscal 2003. The pro forma disclosures required under SFAS No. 148 are included below.

The pro forma effect on our net income or loss had compensation expense been recorded for the first three and six months of fiscal 2002 and 2003, respectively, as determined under the fair value method, is shown below (in thousands, except per share data). Due to the non-cash valuation allowance against our deferred tax asset, which was provided for at July 31, 2001, we did not record a tax benefit for this compensation expense deduction during any of the periods presented.

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Net income (loss):
As reported	$3,526	$(393)	$(607)	$6,109
Add: stock-based compensation expense included in reported net income or loss	638	225	2,608	822
Deduct: stock-based compensation expense determined under fair value based method for all awards	(9,122)	(7,011)	(21,418)	(16,262)

Pro forma net loss	$(4,958)	$(7,179)	$(19,417)	$(9,331)

Basic and diluted net income (loss) per share:
As reported	$0.03	$0.00	$(0.01)	$0.05

Pro forma	$(0.04)	$(0.06)	$(0.17)	$(0.08)

We reissue treasury shares for the stock-based compensation arrangements. The treasury shares are recorded at cost, and reissuances are accounted for on the first-in, first-out method. For the six-month period ended April 30, 2002 we reissued 561,000 treasury shares for stock option exercises, 298,000 shares for our Employee Stock Purchase Plan, or ESPP, and 228,000 shares for the discretionary 401(k) stock contribution, which reduced treasury stock by $39.2 million. For the six-month period ended April 30, 2003 we reissued 416,000 shares for stock option exercises, 379,000 shares for the ESPP, and 414,000 shares for the discretionary 401(k) stock contribution, which reduced treasury stock by $14.6 million. During the second quarter of fiscal 2003, treasury stock increased by $1.8 million from the receipt of 166,000 common shares from an escrow arrangement in connection with our acquisition of YOUcentric. See Note 4.

(3) Other Balance Sheet Components

The components of certain balance sheet line items are as follows (in thousands):

	October 31, 2002	April 30, 2003
Accounts receivable:
Accounts receivable	$205,502	$190,602
Less: allowance for doubtful accounts	(12,300)	(11,000)

	$193,202	$179,602

Current unearned revenue and customer deposits:
Unearned revenue	$178,651	$221,075
Customer deposits	3,077	879

	$181,728	$221,954

Accrued liabilities:
Compensation and related accruals	$69,963	$42,175
Accrued income taxes	10,733	8,145
Other accrued costs	58,041	50,381

	$138,737	$100,701

Net accounts receivable decreased $13.6 million from October 31, 2002, due primarily to the collection of cash from customers during the first half of fiscal 2003 and the lower revenue volume compared to the fourth quarter of 2002. Substantially all of the $1.3 million reduction in the allowance for doubtful accounts was the result of the write-off of receivables against the allowance in the balance sheet, with approximately a $200,000 impact on revenue. As a result of an improvement in our accounts receivable over 60 days past due, it was not necessary to replenish the allowance to the October 31, 2002 level. Unearned revenue and customer deposits increased $40.2 million from October 31, 2002 because a large percentage of our annual maintenance contracts are renewed at the beginning of each calendar year. Our maintenance contract billings are recorded as unearned revenue when invoiced and recognized as revenue over the contract period. The $38.0 million decrease in accrued liabilities from October 31, 2002 was primarily the result of payments made for accrued commissions and bonuses, taxes payable, restructuring accruals, and marketing expenses during the first half of fiscal 2003.

(4) Acquisitions, Goodwill and Other Acquired Intangible Assets

YOUcentric. In November 2001, we acquired all of the issued and outstanding capital stock of YOUcentric. This business combination allowed us to expand our product offerings and integrate YOUcentric’s Customer Relationship Management product into our suite of software products. The YOUcentric stockholders received $6.0 million in cash, and we issued approximately 7.7 million shares of our common stock valued at $10.91 per share. In the first quarter of fiscal 2002, we recorded the purchase price of $81.7 million, which excluded $11.6 million held in escrow pending the outcome of potential claims. The acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the fair value of the tangible and intangible assets acquired and liabilities assumed. YOUcentric’s results of operations subsequent to the consummation date of the acquisition are included on the accompanying consolidated financial statements for the periods presented.

The YOUcentric Agreement and Plan of Reorganization included an escrow arrangement. Of the 7.7 million shares issued as purchase consideration, 1.1 million shares of common stock were withheld in an escrow fund administered by an independent escrow agent. The shares held in escrow represented up to an additional $11.6 million of purchase consideration. In September 2002, we submitted claims for reimbursement of certain losses through the escrow arrangement. During the second quarter of fiscal 2003, we reached a settlement on certain of the escrow claims, which resulted in the release of 852,000 of the escrow shares to the former YOUcentric shareholders, and the return of 166,000 of the escrow shares to J.D. Edwards. We recorded $9.3 million of additional goodwill related to the value of the shares released to the former shareholders and $1.8 million of treasury stock related to the value of the shares returned to J.D. Edwards. The shares were recorded at $10.91 in accordance with the value assigned at the effective date of the acquisition. Pending the outcome of the remaining claims, the remaining 47,000 shares, valued at $518,000, remain held in the escrow fund. If there is an additional release of shares to the former shareholders upon resolution of the outstanding claim, goodwill will be increased. The outcome of the remaining claim is currently not determinable. Therefore, the remaining shares held in escrow, valued at $518,000, continue to be excluded from the purchase price in these consolidated financial statements. We do not expect that the effect of the claim on the purchase price will have a material effect on our results of operations, financial position, or cash flows.

Dalma Computer Systems. In February 2003, we acquired Dalma Computer Systems, LLC, one of our international business partners in order to expand our direct presence in the Middle East. The acquired assets and liabilities were recorded at their fair values at the date of acquisition. Pro forma results of operations have not been presented for this acquisition because the effect of the acquisition was not significant to our financial position or results of operations. The aggregate purchase price of $1.9 million was allocated to accounts receivable, other assets, current liabilities, customer-related intangible assets, and goodwill in the amounts of

$2.4 million, $1.2 million, $470,000, and $200,000, respectively. The results of operations for the Middle East entity subsequent to the consummation date of the acquisition are included on the accompanying consolidated financial statements for the periods presented.

Goodwill and Other Intangible Assets. On November 1, 2002, we adopted SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. During the first quarter of fiscal 2003, we completed the transitional goodwill impairment test as of the date of our adoption of SFAS No. 142 and during the second quarter of fiscal 2003, we completed the annual goodwill impairment test as of February 1, 2003. The test for impairment of goodwill requires that we assess the fair value of each of the reporting units and compare these fair values to the carrying values, which includes goodwill. We determined, based upon both the transitional and the fiscal 2003 annual impairment tests, that the carrying amount of goodwill was not impaired. Our tests for impairment included the amount of goodwill recorded and the amount of additional goodwill that we would potentially record pending the outcome of the YOUcentric escrow arrangement.

At April 30, 2003, we had goodwill of $79.9 million. The $1.0 million net book value of in-place workforce was reclassified in the October 31, 2002 balance sheet to conform to the current period presentation. During the second quarter of fiscal 2003, we recorded additional goodwill related to the issuance of shares to the former YOUcentric shareholders upon the settlement of certain claims we made under an escrow arrangement. These shares represented contingent consideration and their value was excluded from the purchase price recorded at the acquisition date. Additionally, we recorded goodwill from the Dalma Computer Systems acquisition completed in the second quarter of fiscal 2003. The changes in the carrying amount of goodwill for the six-month period ended April 30, 2003 for our reportable segments are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of October 31, 2002	$51,625	$13,015	$2,652	$67,292
Additions	7,960	2,134	99	10,193
Cumulative translation adjustment	202	1,867	364	2,433

Balance as of April 30, 2003	$59,787	$17,016	$3,115	$79,918

Summarized below are the effects on net income or loss and net income or loss per share if we had not amortized goodwill pursuant to the provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts). Goodwill amortization shown below includes the amounts reclassified from in-place workforce, which was previously recognized as a separate intangible asset (in thousands, except per share data).

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Net income or loss:
As reported	$3,526	$(393)	$(607)	$6,109
Add goodwill amortization	1,487	—	2,956	—

Adjusted net income or loss	$5,013	$(393)	$2,349	$6,109

Basic net income or loss per common share:
As reported	$0.03	$0.00	$(0.01)	$0.05
Add goodwill amortization	0.01	—	0.03	—

Adjusted basic net income or loss per common share	$0.04	$0.00	$0.02	$0.05

Diluted net income or loss per common share:
As reported	$0.03	$0.00	$(0.01)	$0.05
Add goodwill amortization	0.01	—	0.03	—

Adjusted diluted net income or loss per common share	$0.04	$0.00	$0.02	$0.05

Our acquisition-related intangible assets are included in the amounts reported on the accompanying consolidated balance sheets under the captions, “Software costs, net” or “Intangibles and other assets, net.” Acquired intangible assets subject to amortization and the amortization expense included in our consolidated statements of operations are as follows (in thousands):

	Allocated Cost	Allocated Cost, Net
October 31, 2002:
Software	$42,071	$5,938
Customer base	22,301	4,099
Non-compete agreements	200	133

Total other intangible assets	$64,572	$10,170

April 30, 2003:
Software	$42,339	$4,577
Customer base	24,872	1,930
Non-compete agreements	200	100

Total other intangible assets	$67,411	$6,607

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Aggregate Amortization Expense:
Goodwill	$1,487	$—	$2,956	$—
Software and other acquired intangible assets	4,558	2,184	9,137	4,257

Adjusted net income or loss	$6,045	$2,184	$12,093	$4,257

Amortization expense related to our acquired intangible assets is combined with the amortization of deferred stock-based compensation as a separate line item in our consolidated statements of operations. The estimated amortization expense for our other acquired intangible assets is $7.3 million, $3.6 million, $300,000, and $200,000 in fiscal 2003, 2004, 2005, and 2006, respectively. Fiscal 2007 amortization is expected to be less than $100,000.

(5) Restructurings and Other Related Charges

The following table summarizes our remaining restructuring accruals as of October 31, 2002 and April 30, 2003, which are included in accrued liabilities on the accompanying consolidated balance sheets (in thousands). Future cash payments related to the remaining lease obligations are expected to continue through 2007.

	Fiscal 2000 Restructuring Plan		Fiscal 2001 Restructuring Plan
	Office Closures	Employee Severance & Termination Costs	Office Closures	Total Restructuring Accrual
Accrual balance, October 31, 2002	$1,694	$34	$6,669	$8,397
Fiscal 2003 cash payments and other adjustments, net	(21)	(6)	(979)	(1,006)

Accrual balance, April 30, 2003	$1,673	$28	$5,690	$7,391

Any restructuring expense adjustments are recorded through operating expenses and are included in the table as a component of cash payments and other adjustments, net. During the first six months of fiscal 2003, we increased our fiscal 2000 restructuring accrual by $300,000 and our fiscal 2001 restructuring accrual by $150,000. The incremental charge resulted from an increase in our estimate of our office closure liability due to lower estimated future sublease income that reduces our remaining net lease liability.

(6) Other Comprehensive Income or Loss

Other comprehensive income or loss includes unrealized gains or losses on equity securities and foreign currency translation gains or losses that have been reflected as a component of stockholders’ equity and have not affected net income or loss. The following table summarizes the components of total other comprehensive income or loss as of the balance sheet dates indicated (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Net income (loss)	$3,526	$(393)	$(607)	$6,109
Change in unrealized gains (losses) on equity securities	(110)	(157)	108	173
Change in foreign currency translation adjustments	274	4,529	596	6,730

Total comprehensive income (loss), net	$3,690	$3,979	$97	$13,012

(7) Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We identified our chief operating decision-makers as two key executives — the Chief Executive Officer and Chief Financial Officer. While the Chief Executive Officer and Chief Financial Officer evaluate operating results in a number of different ways, the geographic operating structure is the primary basis used to review revenue and overall financial results and to assess the allocation of resources. Effective in the first quarter of fiscal 2003, we changed our reportable segments to the Americas; Europe, Middle East, and Africa, or EMEA; and Asia-Pacific. Previously, our reportable segments consisted of the United States, EMEA, Asia-Pacific, Latin America, and Canada. The change in reportable segments is based on a shift in the emphasis on reviewing financial results based upon this internal management structure. Local research and development, marketing, and support costs are included in the respective geographic segments. However, under this view the majority of our research and development, corporate marketing, and headquarters expense are included in the Americas. Prior periods have been reclassified to reflect the change in composition of our reportable segments.

Total revenue from our customers in the United States was $139.0 million and $266.3 million in the three- and six-month periods ended April 30, 2002, respectively. Total revenue from our customers in the United States was $116.8 million and $241.9 million in the three- and six-month period ended April 30, 2003, respectively. Total revenue from each country outside of the United States was less than 10% of our consolidated revenue for all periods presented. Our long-lived assets located in the United States totaled $107.1 million at October 31, 2002 and $107.0 million at April 30, 2003. The groupings presented below represent an aggregation of financial information for countries meeting certain criteria, including economic characteristics, similar customers, and the same products, services, and distribution methods (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Revenue:
Americas	$161,063	$134,179	$307,072	$275,080
Europe, Middle East, and Africa	46,965	51,833	90,538	102,440
Asia-Pacific	15,572	17,493	30,658	31,915

Consolidated	$223,600	$203,505	$428,268	$409,435

Operating income (loss):
Americas	$(4,510)	$(21,364)	$(13,450)	$(33,065)
Europe, Middle East, and Africa	13,281	16,181	24,496	32,725
Asia-Pacific	2,697	4,877	6,042	8,260
Amortization and other acquired intangibles and other acquisition related charges	(6,379)	(2,305)	(12,707)	(4,499)
Acquired in-process research and development	—	—	(4,600)	—
Restructuring and other related charges	(1,576)	—	(1,546)	—

Consolidated	$3,513	$(2,611)	$(1,765)	$3,421

	October 31, 2002	April 30, 2003
Total assets:
Americas	$693,609	$684,890
Europe, Middle East, and Africa	95,236	130,117
Asia-Pacific	20,808	24,608

Consolidated	$809,653	$839,615

(8) Commitments and Contingencies

Leases. Our corporate headquarters buildings were constructed on land owned by us and are leased under operating leases. During fiscal 1997 and fiscal 1998, we entered into six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which–together with a syndication of other banks–provided the financing of $121.2 million in purchase and construction costs of the buildings through a combination of debt and equity. Our lease obligations are based on a return on the lessor’s costs. We also have an option to refinance or purchase the leased properties at our sole discretion during the term of the lease for approximately $121.2 million, the amount expended by the lessor and syndication of banks for purchase and construction costs. In the event that we do not exercise our option to refinance or purchase the leased properties, we guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any of our financial obligations under the lease. The leases terminate between April and November of 2004, and we are currently exploring alternatives that include a refinancing of the existing arrangement or a purchase with either cash or debt.

We can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments. At April 30, 2003, investments totaling $117.6 million were designated as collateral for these leases. During fiscal 2002, we elected to increase the total amount of investments designated as financing collateral in order to reduce the interest rate used to calculate our lease expense. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At April 30, 2003, funds used as collateral in the amount of $81.7 million were available for withdrawal. At April 30, 2003, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, we must apply the provisions of FIN No. 46 for our fourth quarter of fiscal 2003. Based upon the accounting guidance and other information available to us, we do not believe the lessor of our corporate headquarters buildings meets the definition of a VIE for our consolidated financial reporting. We do not currently believe FIN No. 46 will have a material effect on our consolidated financial statements. We believe the interpretive accounting guidance necessary for adoption of FIN No. 46 will continue to evolve, and we will continue to monitor such guidance as it becomes available. Additional interpretive guidance could affect the accounting for our current and future leasing arrangements.

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

Guarantor Arrangements. In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following paragraphs summarize our agreements that we have determined are within the scope of FIN No. 45.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2003.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party–generally our business partners or customers–in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2003.

We enter into arrangements with our business partners whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2003.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Obligations in effect prior to December 31, 2002 are excluded from the provisions of FIN No. 45. Accordingly, we have no amounts recorded for these liabilities as of April 30, 2003.

During fiscal 1997 and 1998, we entered into six-year operating leases for our corporate headquarters buildings, as discussed above. The leases terminate between April and November of 2004. We have an option to refinance or purchase the leased properties at our sole discretion during the term of the lease for approximately $121.2 million. In the event that we do not exercise our option to refinance or purchase the leased properties, we guarantee the residual value of each building up to approximately 85% of its original cost. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any of our financial obligations under the lease. These arrangements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these arrangements as of April 30, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2003.

(9) Other Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

(10) Subsequent Event

On June 1, 2003, J.D. Edwards and PeopleSoft, Inc. entered into a definitive agreement for PeopleSoft to acquire J.D. Edwards. Under the terms of the agreement, the J.D. Edwards shareholders will receive 0.860 PeopleSoft common shares for each outstanding J.D. Edwards common share. Under the agreement, J.D. Edwards will become a wholly-owned subsidiary of PeopleSoft, and J.D. Edwards shareholders will own approximately 25 percent of the outstanding capital stock of the combined company. The transaction is expected to close in the third or fourth calendar quarter of 2003. The transaction is subject to regulatory review, approval by the respective companies shareholders, and certain other customary conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about J.D. Edwards’ industry, management’s beliefs, and certain assumptions made by J.D. Edwards’ management. Such forward-looking statements include, but are not limited to, our expectations regarding our license and service revenue for the third quarter of fiscal 2003, product developments and associated research and development expenses, and our residual guarantee relating to our corporate headquarters buildings. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words, and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 under “Risk Factors” on pages 10 through 22. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Report on Form 8-K.

General

J.D. Edwards develops and markets collaborative enterprise software and provides consulting, education, and support services. Our offerings are differentiated by a practice of listening to customers, innovating on their behalf, and delivering solutions as part of a results-oriented relationship. We aim to make our customers stronger, enabling them to solve their most important business challenges. Our software applications help customers integrate various aspects of their businesses—from managing relationships with suppliers, employees, and customers to processing transactions and analyzing internal business information. Founded in March 1977, J.D. Edwards develops software in 21 languages that is used by over 6,700 mid-market and large customers in more than 110 countries. We have nearly 5,000 employees in 18 United States offices and 40 international offices. We maintain relationships with major technology and platform providers, consulting firms, and product alliance partners.

Recent Developments

On June 1, 2003, J.D. Edwards and PeopleSoft, Inc. entered into a definitive agreement for PeopleSoft to acquire J.D. Edwards. Under the terms of the agreement, the J.D. Edwards shareholders will receive 0.860 PeopleSoft common shares for each outstanding J.D. Edwards common share. Under the agreement, J.D. Edwards will become a wholly owned subsidiary of PeopleSoft, and J.D. Edwards shareholders will own approximately 25 percent of the outstanding capital stock of the combined company. The transaction is expected to close in the third or fourth calendar quarter of 2003. The transaction is subject to regulatory review, approval by the respective companies shareholders, and certain other customary conditions.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgment in selecting among available accounting alternatives would not produce a materially different result. We have identified certain policies, which are listed below, as critical to our business operations and to the understanding of our financial condition and results of operations. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.

•	Revenue recognition
•	Allowance for doubtful accounts
•	Capitalized software development costs
•	Acquired intangible assets
•	Income taxes

For a detailed discussion on the application of these accounting policies, see “Item 7: Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Results of Operations

Our financial results for the second quarter and first six months of fiscal 2003 reflected a net loss of $393,000, or $0.00 per share, and net income of $6.1 million, or $0.05 per share, respectively. This compares to net income of $3.5 million, or $0.03 per share, and a net loss of $607,000, or $0.01 per share, for the second quarter and first six months of fiscal 2002, respectively. The loss for the first six months of fiscal 2002 included a charge for the write-off of acquired in-process research and development of $4.6 million from our November 2001 acquisition of YOUcentric, Inc., a provider of Java-based customer relationship management, or CRM, software. Acquisition-related amortization expense decreased from $6.4 million and $12.7 million, respectively, for the three- and six-month periods ended April 30, 2002 to $2.3 million and $4.5 million, respectively, for the three- and six-month periods ended April 30, 2003. In addition, we recorded restructuring charges of $1.5 million during the first six months of fiscal 2002 and incurred no such charges in fiscal 2003.

Our results of operations in fiscal 2003 were affected by the continued downturn in global economic conditions and by competitive factors. Both license fee revenue and services revenue declined in our second quarter and first six months of fiscal 2003 compared to the corresponding periods of fiscal 2002. The decrease in license fee revenue was primarily due to fewer large transactions and lower average sales prices. The decline in services revenue resulted from the effect of the economic and competitive conditions on our consulting and education revenue, which was partially offset by increased software maintenance revenue.

A portion of our total revenue and our operating income or loss is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, complexity of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of currency exchange rates. For any period, changes in each country’s general economic, social, and political environment or foreign exchange rates may also have a material effect on our total revenue, results of operations, cash flows, and financial position. During the second quarter and first six months of fiscal 2003, our operating results were positively affected by the weakening of the U.S. dollar against the Euro as well as certain other foreign currencies. Portions of our total revenue and operating expenses that are derived in currencies other than the U.S. dollar were increased as a result of the changes in foreign currency exchange rates as compared to the rates in effect during the corresponding periods a year ago. As a result of the change in currency rates compared to the corresponding periods last year, the net effect on both our consolidated revenue and operating expenses was 3% or less for the three- and six-month periods ended April 30, 2003. These amounts were based upon results using our current foreign currency revenue volume and current operation expenses and the foreign currency exchange rates for the corresponding periods last year.

Historically we have experienced and expect to continue to experience seasonality in our business operations. This is primarily the result of both the efforts of our direct sales force to meet or exceed fiscal year-end sales quotas and the tendency of certain customers to finalize sales contracts at or near the end of our fiscal year. Because our operating expenses are somewhat fixed in the near term, our operating margins have historically been higher in our fourth fiscal quarter than in other quarters, and we expect this to continue in future fiscal years. Our revenue historically has slowed during November and December, and total revenue, license fee revenue, services revenue, and net results historically have been lower in our first quarter than in the immediately preceding fourth quarter. Due to economic, competitive, and other factors, license fee revenue and total revenue for the second quarter of fiscal 2003 were down slightly from our first quarter revenue of fiscal 2003. There can be no assurance that we will increase our revenue, given the uncertain economic environment and competitive pressures.

Our fiscal 2003 revenue and profitability could continue to be adversely affected by the sustained slowdown in the global economy, effects of political conditions and military actions, price erosion in the consulting market, the maturity of the traditional enterprise resource planning, or ERP, market, challenges of entering new markets, strong competitive forces, and potential negative effects from organizational and management changes. Based on current projections for the third quarter of fiscal 2003, we expect our license fee and services revenue to decline compared to the same period in fiscal 2003. We also expect our third quarter fiscal 2003 gross margins and EPS to be lower than the third quarter last year. Our actual results will depend on various market influences, customer demand in the applications software market, as well as the reaction of our customers and prospects to the recently announced agreement related to the acquisition of J.D. Edwards by PeopleSoft. These uncertainties have made projections of future revenue and operating results particularly challenging. There can be no assurance that our financial condition, results of operations, cash flows, and market price of our common stock will not be adversely affected by the aforementioned factors.

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenue (except for gross margin data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
Revenue:
License fees	24.2%	21.4%	22.9%	22.1%
Services	75.8	78.6	77.1	77.9

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of license fees	4.1	4.2	3.4	4.2
Cost of services	36.3	38.1	37.3	37.9
Sales and marketing	30.8	31.0	31.0	29.8
General and administrative	10.0	10.9	10.5	10.7
Research and development	13.6	16.0	13.9	15.5
Amortization of acquired software, other acquired intangibles, and acquisition-related deferred compensation	2.9	1.1	2.9	1.1
Acquired in-process research and development	0.0	0.0	1.0	0.0
Restructuring and other related charges	0.7	0.0	0.4	0.0

Total costs and expenses	98.4	101.3	100.4	99.2
Operating income (loss)	1.6	(1.3)	(0.4)	0.8
Other income (expense), net	0.3	1.1	0.2	0.9

Income (loss) before income taxes	1.9	(0.2)	(0.2)	1.7
(Benefit from) provision for income taxes	0.3	0.0	(0.1)	0.2

Net income (loss)	1.6%	(0.2)%	(0.1)%	1.5%

Gross margin on license fee revenue	83.0%	80.3%	85.2%	80.8%
Gross margin on service revenue	52.1%	51.6%	51.6%	51.4%

Total revenue. Our total revenue for the second quarter and first half of fiscal 2003 declined to $203.5 million and $409.4 million, compared to $223.6 million and $428.3 million, respectively, for the same periods of fiscal 2002. Our results for the second quarter of fiscal 2003 compared to our second quarter of fiscal 2002 reflected a decrease in both license fee and services revenue. The revenue mix between license fees and services was 21.4% and 78.6%, respectively, for our second quarter of fiscal 2003, compared to 24.2% and 75.8%, respectively, for our second quarter of fiscal 2002. For the first six months of fiscal 2003, license fees and services represented 22.1% and 77.9%, respectively, of total revenue, compared to 22.9% and 77.1%, respectively, in the prior year period.

The percentage of our total fiscal 2003 revenue generated from the geographic areas defined as the Americas; Europe, the Middle East, and Africa, or EMEA; and Asia-Pacific was 66%, 25%, and 9%, respectively, for the second quarter and 67%, 25%, and 8%, respectively, for the six-month period. Comparatively, for both our second quarter and first half of fiscal 2002, the Americas, EMEA, and Asia-Pacific areas accounted for 72%, 21%, and 7% of total revenue, respectively. The percentage of revenue derived from international areas varies from quarter to quarter depending upon the number and size of license transactions and timing of when contracts are finalized. See Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Report.

License fees. License fee revenue decreased to $43.6 million for our second quarter of fiscal 2003, compared to $54.1 million for our second quarter of fiscal 2002. For the six months ended April 30, 2003, license fee revenue decreased to $90.4 million compared to $98.0 million for the first half of fiscal 2002. During both the first and second quarters of fiscal 2003, we increased our volume of license transactions, but we had fewer large transactions over $1 million and a lower average sales price compared to the same periods last year. We recognized license fee revenue from 298 transactions in our second quarter of fiscal 2003, compared to 277 transactions in our second quarter of fiscal 2002. For the first six months of fiscal 2003, we completed 553 transactions compared to 491 in the first six months of fiscal 2002. The number of license transactions that exceeded $1.0 million was five during the second quarter of fiscal 2003 compared to nine during the second quarter last year and 13 in the first six months of fiscal 2003 compared to 18 during the same period last year. Our overall average transaction size was down 30% to $137,000 for our second quarter of fiscal 2003 from $196,000 in our second quarter of fiscal 2002. For the six-month period, our average transaction size was $156,000 in fiscal 2003 and $196,000 in fiscal 2002.

The percentage of license fee revenue from existing customers increased to 52% for our second quarter of fiscal 2003 from 47% for our second quarter of fiscal 2002 and increased to 54% for the first six months of fiscal 2003 from 46% for the first six months of fiscal 2002. The average sales price with our installed base of customers decreased 23% to $101,000 for our second quarter of fiscal 2003 from $132,000 for our second quarter of fiscal 2002. For the six-month period, the average sales price with our installed base of customers decreased 11% to $119,000 in fiscal 2003 compared to $133,000 in fiscal 2002. The average sales price with new customers decreased 34% to $226,000 for our second quarter of fiscal 2003 from $342,000 for our second quarter of fiscal 2002. For the six-month period, the average sales price with new customers decreased 25% to $244,000 in fiscal 2003 compared to $327,000 in fiscal 2002. We increased our total number of customers to over 6,700 at April 30, 2003, a 5% increase compared to the end of our second quarter of fiscal 2002. The mix of revenue from new and existing customers varies from quarter to quarter, and our future growth is dependent on our ability to retain our installed base of customers while adding new customers, as well as our ability to offer competitive products. There can be no assurance that our license fee revenue will not be adversely affected in future periods as a result of a continued downturn in global economic conditions, as well as the reaction of our customers and prospects to the recently announced agreement related to the acquisition of J.D. Edwards by PeopleSoft.

Services. Services revenue consists of fees generated by our personnel who provide direct consulting, software maintenance support, education services, fees generated through subcontracted third-party arrangements, and referral fees from service providers who contract directly with our customers. We provide a variety of services that help our customers implement and adapt our software to their operations and learn how to use the applications. Accordingly, the revenue we generate from our service offerings is largely dependent on software license revenue in preceding quarters. Services revenue for our second quarter and first six months of fiscal 2003 was $160.0 million and $319.0 million, compared to $169.5 million and $330.3 million for our second quarter and first six months of fiscal 2002. The overall decline in fiscal 2003 total services revenue was mitigated by an increase in software maintenance revenue compared to the same period a year ago. We achieved this growth in our maintenance revenue by increasing our installed base of customers, retaining or expanding the level of support services renewed by our customers, and increasing maintenance prices, effective January 1, 2003 and 2002. The decline in total services revenue was primarily due to the cumulative effect of lower license fee revenue in fiscal 2002 and 2001 compared to the previous years combined with price pressure in the consulting and education services market. These conditions have created an increased level of competition among service providers in our market and reduced the average rates earned from our consulting and training service offerings.

We have taken, and continue to take, steps to mitigate the effect of these adverse economic and competitive conditions. During fiscal 2002, we achieved year-over-year quarterly growth in our consulting services revenue by increasing the number of direct customer engagements and improving the utilization rates of our direct consultants. We also implemented an incentive program for our account executives to sell direct consulting service engagements, which resulted in incremental demand during fiscal 2002. However, during the first six months of fiscal 2003, we experienced an increase in competitive price pressure on the hourly rates charged to customers for consulting services. We have continued our strategy to deliver a larger percentage of consulting services through direct engagements. As a result, our business partner subcontract and referral fee revenue declined in both the first and second quarters of 2003 compared to the same periods a year ago. We have also continued to experience a decrease in demand and increased competition and price pressure for education services. Our total services revenue for the remainder of fiscal 2003 may continue to be adversely affected if the competitive pricing pressures on consulting services continue and/or the demand for consulting and education services declines and may also be affected by the reaction of our customers and prospects to the recently announced agreement relating to the acquisition of J.D. Edwards by PeopleSoft.

Our ability to maintain or increase the current level of services revenue is dependent on license revenue growth, the number of direct services engagements, prices for service agreements, and the utilization rates of our direct consultants. Variances or slowdowns in licensing activity may affect our maintenance, consulting, or education services revenue in subsequent periods. Our installed customer base has traditionally generated additional revenue from consulting services, renewed maintenance, and licensing of other products. The maintenance agreements are generally renewable annually at the option of the customers, and there are no mandatory obligations to contract for additional consulting services or to license additional software. In addition, customers may not necessarily purchase additional products or services. If our customers do not renew their maintenance agreements or purchase additional products or services, our services revenue could decline. Services revenue is dependent on the availability of our consultants to staff engagements, billing rates for consulting and implementation services, the number of customers who have contracted for support services, and the level of competition from alliance partners for consulting, implementation work, and education services. In addition, we use contract accounting for fixed-price services contracts and any contracts that require us to make significant modification, development, or customization of our software. Contract accounting involves an estimation process, which affects timing of revenue and expense recognition. During the second quarter and first six months of fiscal 2003, approximately 5% of our services revenue was recognized from service engagements accounted for by using this method. The complexity of the estimation process and issues related to the assumptions, risks, and uncertainties inherent with the application of contract accounting could affect the amounts of revenue and related expenses reported in our consolidated financial statements. We believe services revenue will continue to vary from quarter to quarter depending on the mix between consulting, maintenance, and education revenue and the mix of direct, subcontract, and referral arrangements from our business partners.

Total costs and expenses. Our total costs and expenses decreased 6% to $206.1 million for our second quarter of fiscal 2003 from $220.1 million for our second quarter of fiscal 2002. For the first six months of fiscal 2003, our total costs and expenses decreased 6%

to $406.0 million, compared to $430.0 million in the same period a year ago. The decrease was due in part to lower acquisition-related expenses and the absence of any significant restructuring charge adjustments in fiscal 2003. Other operating expense reductions resulted from many factors, including lower business partner service expenses, outside professional services, bonus expense, and information technology costs, which were somewhat offset by higher salary costs and lower capitalization of our internal costs for software development.

Cost of license fees. Cost of license fees includes business partner commissions, royalties, amortization of internally developed capitalized software (including contractual payments to third parties related to internal software development projects and contractual payments to third parties for source code and license fees that are used in development of products for external licensing), documentation, and software delivery expenses. Cost of license fees decreased by 7% to $8.6 million for our second quarter of fiscal 2003 from $9.2 million for our second quarter of fiscal 2002. For the first six months of fiscal 2003, cost of license fees increased 20% to $17.4 million compared to $14.5 million for the first six months of fiscal 2002. The decrease for the quarter was primarily due to reduced business partner commission expense. For the six-month period, the increase was primarily due to a higher proportion of license fee revenue with third party royalties. We have reseller and product-right relationships with organizations whose products enhance our solutions. This allows us to manage internal development resources, while at the same time offer our customers a broad spectrum of products. The terms of each third-party agreement vary; however, royalty expenses are charged to cost of license fees either as the related license revenue is recognized or, for certain embedded products, royalty expenses are amortized on a straight line basis.

Additionally, for the six-month period, the increase in cost of license fees was due to increased amortization of our capitalized software. For all periods presented, we recorded amortization expense on our internally developed capitalized software, capitalized third-party rights, and capitalized outsourced development on a straight-line basis (generally over three years) to cost of license fees beginning once the product is generally available. We recorded amortization expense of $3.9 million and $4.0 million for our second quarter of fiscal 2002 and our second quarter of fiscal 2003, respectively. For the first six months of fiscal 2003, amortization expense totaled $8.4 million, compared to $7.6 million for the same period in fiscal 2002. The increase in amortization expense is due to certain development projects that reached general availability during fiscal 2002. The capitalized software costs that were amortized during the second quarter of fiscal 2002 and 2003 were primarily for the internal development of major enhancements and new product releases under our J.D. Edwards 5 product offerings.

Gross margin on license fee revenue varies from quarter to quarter depending on the revenue volume in relation to costs that are amortized over an estimated useful life, such as the amortization of capitalized software development costs and certain royalty payments. The second quarter of fiscal 2003 gross margin on license fee revenue was 80.3%, compared to 83.0% for the second quarter of fiscal 2002. For the first six months of fiscal 2003 gross margin on license fee revenue was 80.8% compared to 85.2% for the same period in fiscal 2002. The fiscal 2003 decline was primarily due to reduced revenue volume, the increased amortization of capitalized internal software development costs, increased reseller royalties on third party software transactions, and software royalties for certain embedded products discussed above.

Cost of services. Cost of services includes personnel and related overhead costs for providing services to customers, including consulting, implementation, support, and education, as well as fees paid to third parties for subcontracted services. Cost of services for our second quarter of fiscal 2003 decreased 5% to $77.5 million, compared to $81.2 million for our second quarter of fiscal 2002. For the six-month period ended April 30, 2003, cost of services decreased 3% to $155.2 million compared to $159.7 million for the same period last year. The decrease was due primarily to lower variable costs associated with business partner subcontract consulting services and education services, which resulted from a slowdown in these revenue streams.

The gross margin on services revenue was 51.6% for the second quarter and 51.4% for the six-month period ended April 30, 2003. The services margins stayed relatively constant compared to 52.1% for the second quarter and 51.6% for the six-month period ended April 30, 2002. Generally, maintenance revenue produces a higher margin than consulting services and education revenue. The increase in software maintenance revenue offset the effect of a decrease in consulting and education revenue relative to the associated costs of revenue. Gross margins on services revenue for the remainder of fiscal 2003 will depend on the mix of total services revenue, our consulting costs in relation to consulting billing rates, our utilization and realization from our consulting employees, and the number of direct service engagements, as well as the extent to which we utilize our service partner relationships under either subcontract or referral arrangements. Given the current price pressure for consulting services, we are assessing various alternatives to improve our margin and to maintain our successful relationships with our service partners. If we are not successful with the implementation of new strategies, our business, revenue, and stock price could be materially affected.

Sales and marketing. Sales and marketing expense consists of personnel costs, commissions, and related overhead costs for the sales and marketing activities, together with advertising and promotion costs. For the three- and six- month periods of fiscal 2003, sales and marketing expenses decreased 8% to $63.1 million and $121.8 million, respectively, from $68.9 million and $132.6 million, respectively, for the comparable periods in fiscal 2002. The decrease was primarily due to reduced commissions, bonuses, outside professional services, and information technology costs.

General and administrative. General and administrative expense includes personnel and related overhead costs for support and administrative functions. General and administrative expense for our second quarter of fiscal 2003 decreased 1% to $22.2 million from $22.4 million for our second quarter of fiscal 2002. For the first six months of fiscal 2003 general and administrative expenses decreased 2% to $43.9 million from $44.8 million for the same period in fiscal 2002. The decrease in general and administrative expense for our second quarter of fiscal 2003 compared to our second quarter of fiscal 2002 was primarily due to lower bonus expense.

Research and development. R&D expense includes personnel and related overhead costs for software engineering, enhancements, upgrades, testing, quality assurance, and documentation, net of any capitalized software development costs. R&D costs relating principally to the design and software engineering of products (exclusive of costs capitalized under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” or SFAS No. 86) and routine enhancements are expensed as incurred because of the short time frame between the determination of technological feasibility and the date of general release of related products. R&D expense for our second quarter of fiscal 2003 increased 7% to $32.4 million, compared to $30.4 million for our second quarter of fiscal 2002. For the first six months of fiscal 2003 R&D expenses increased 6% to $63.3 million from $59.6 million for the same period in fiscal 2002. The increase in our R&D expense resulted primarily from capitalizing a smaller portion of our total internal R&D costs in fiscal 2003 and from additional headcount and salary expense in fiscal 2003 compared to fiscal 2002, partially offset by reduced bonus expense. We continue to devote software engineering resources to major enhancements and new products associated with our J.D. Edwards 5 product offerings. However, certain of these enhancement and new products have reached general availability, at which time the development costs are no longer capitalized.

In addition to our internal R&D activities, we outsource the development of software for some specific industries, and we sometimes acquire source code rights for certain applications and other embedded technology. We capitalize internally developed software costs, software purchased from third parties, and outsourced development in accordance with SFAS No. 86. During our second quarter of fiscal 2003, we capitalized $2.6 million of internal development costs and $68,000 of third-party product rights and outsourced development costs. Comparatively, during our second quarter of fiscal 2002, we capitalized $4.8 million of internal development costs and $1.3 million of third-party product rights and outsourced development. During the six-month period ended April 30, 2003, we capitalized $5.2 million of internal development costs and $284,000 of third-party product rights and outsourced development costs. During the six-month period ended April 30, 2002, we capitalized $10.6 million of internal development costs and $2.4 million of third-party product rights and outsourced development. Including all current period capitalized software development costs, R&D expenditures were $35.1 million, representing 17% of total revenue for our second quarter of fiscal 2003, and $68.7 million, or 17% of total revenue for the six-month period ending April 30, 2003. Comparatively, R&D expenditures including all current period capitalized software development costs were $36.5 million, representing 16% of total revenue for our second quarter of fiscal 2002, and $72.3 million, or 17% of total revenue for the six-month period ending April 30, 2002.

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

Amortization of acquired software and other acquired intangibles and acquisition related deferred compensation. On November 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. During the second quarter of fiscal 2002, prior to the adoption of SFAS No. 142, our total amortization expense related to software, in-place workforce, customer base, non-compete agreements, and goodwill resulting from our business acquisitions was $3.2 million, $410,000, $1.3 million, $17,000, and $1.1 million, respectively. During the six-month period ended April 30, 2002, our total amortization expense related to software, in-place workforce, customer base, non-compete agreements, and goodwill resulting from our business acquisitions was $6.4 million, $819,000, $2.7 million, $33,000, and $2.1 million, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $335,000 for the second quarter of fiscal 2002 and $613,000 for the six-month period ended April 30, 2002.

Total amortization for our second quarter of fiscal 2003 related to software, customer base, and non-compete agreements was $701,000, $1.5 million, and $17,000, respectively. Total amortization for the six-month period ended April 30, 2003 related to software, customer base, and non-compete agreements was $1.4 million, $2.9 million, and $33,000, respectively. Additionally, amortization of deferred stock compensation related to our YOUcentric acquisition totaled $121,000 for the second quarter of fiscal 2003 and $242,000 for the six-month period ended April 30, 2003. The application of the provisions of SFAS No. 142 resulted in ceasing amortization of goodwill and in-place workforce effective at the beginning of the first quarter of fiscal 2003. During the first quarter of fiscal 2003, we completed the transitional goodwill impairment test, which compared the fair value of each of the reporting units as of November 1, 2002 to the carrying value, which includes goodwill. We determined that the carrying amount of goodwill was not impaired as of the effective date of our adoption of FAS 142. During the second quarter of fiscal 2003, we completed our annual goodwill impairment test and determined that the carrying amount of goodwill was not impaired.

Acquired IPR&D. The estimated value of $4.6 million assigned to acquired IPR&D from YOUcentric during the first quarter of fiscal 2002 was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. The fair value of acquired IPR&D includes revisions to the YOUrelate Platform V4.X, High Tech Application V4.5, High Tech Application V5.0, and FinServ Application V4.5. The value was determined by a hypothetical royalty receipts method, a variation of the discounted cash flow method. Using this method, a hypothetical royalty rate was applied to the after-tax cash flows of the IPR&D application projects that leverage Platform V4.X. A royalty rate ranging from 5% to 20% was used to discount the cash flows varying in relation to the increased reliance on Platform V4.X and decreased reliance on the core technology. The estimated net cash flows generated by the products over a three-year period were discounted at rates ranging from 35% to 60% in relation to the stage of completion and the risks associated with achieving technological feasibility. The net cash flows for such projects were based on our estimates of revenue, expenses, asset requirements, and the core technology royalty rate. We continue to make substantial progress on the development and marketing of acquired technologies. Specifically, the YOUrelate Platform V4.X was released in October 2002, the High Tech Application V4.5 was released in May 2003, and development efforts continue to progress on the High Tech Application V5.0 and FinServ Application V4.5.

Other income (expense). Other income and expense includes interest and dividend income, losses on equity investments, interest expense, foreign currency gains and losses, and other non-operating income and expenses. Interest and dividend income decreased to $1.4 million in our second quarter of fiscal 2003, compared to $1.5 million in our second quarter of fiscal 2002 and increased to $3.3 million for the six-month period ended April 30, 2003, compared to $2.9 million in the six-month period ended April 30, 2002. The change was due primarily to lower rates of return on our cash and investment balances during the fiscal 2003 periods.

Also included in other income and expense were net foreign currency gains of $398,000 for the second quarter and losses of $209,000 for the six-month period ended April 30, 2003 compared to gains of $159,000 for the second quarter and losses of $1.2 million for the six-month period ended April 30, 2002. We enter into forward foreign exchange contracts to mitigate foreign currency exchange risk of monetary assets and liabilities denominated in foreign currencies. The gains and losses related primarily to the change in the value of the U.S. dollar against the Euro and other currencies, offset by net gains from the forward foreign exchange contracts in place during the quarter and the six-month period.

Provision for income taxes. The benefit from income taxes was $63,000 for the second quarter of fiscal 2003, compared to a provision of $576,000 for the second quarter of fiscal 2002. For the six-month period ended April 30, 2003, the provision for income taxes was $995,000, compared to a benefit of $99,000 for the same period in fiscal 2002. The tax expense or benefit primarily represents the effective tax rate based upon the estimated current local taxes for our international subsidiaries in addition to current U.S. state and local taxes for the full fiscal year. Additionally, the income taxes for fiscal 2003 included alternative minimum taxes. A non-cash valuation allowance has been provided since the third quarter of fiscal 2001 to fully offset the net deferred tax asset. Therefore, the income tax provision reflected in the financial statements since July 31, 2001, has primarily represented an effective rate based on an estimate of current taxes due for the fiscal year.

Liquidity and Capital Resources

As of April 30, 2003, our principal sources of liquidity consisted of $365.6 million of unrestricted cash, cash equivalents, marketable securities, and other investments, which excludes $36.0 million of restricted cash, cash equivalents, and investments. Additionally, we have a $50.0 million revolving line of credit that can be utilized for working capital requirements and other general corporate purposes. As of April 30, 2003, $50.0 million was available under our bank line of credit and no amounts were outstanding.

As of April 30, 2003, we had working capital of $212.7 million. This amount includes $222.0 million of short-term unearned revenue and customer deposits, which primarily represent annual maintenance billings to customers that are recognized as revenue ratably over the support service period. Comparatively, as of October 31, 2002, we had working capital of $179.2 million, including $181.7 million of short-term unearned revenue and customer deposits. Unearned revenue and customer deposits increased $40.2 million from October 31, 2002 because a large percentage of our annual maintenance contracts are renewed at the beginning of each calendar year. The $38.0 million decrease in accrued liabilities at April 30, 2003 compared to October 31, 2002 was primarily the result of payments made for accrued commissions and bonuses, taxes payable, restructuring accruals, and marketing expenses during the first half of fiscal 2003.

We calculate accounts receivable days sales outstanding, or DSO, on a “gross” basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. Accordingly, the accounts receivable balances related to the unearned revenue are generally included in the computation prior to the recognition of the related revenue. Calculated as such, DSO increased to 79 days as of April 30, 2003, compared to 72 days as of April 30, 2002. The DSO was higher in our second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, primarily due to lower revenue volume in the current fiscal year without a corresponding decrease in the total accounts receivable balance. Our DSO also increased from 70 days as of October 31, 2002, primarily as a result of lower revenue volume and higher annual maintenance billings during the first half of fiscal 2003. Our DSO can fluctuate depending on a number of factors, including the volume of revenue that is recognized toward the end of each period, the timing of annual maintenance billings during each quarter of the fiscal year, customer payment terms, and the variability of quarterly revenue. However, our accounts receivable balances that were over 60 days past due improved to 8% at April 30, 2003 from 11% at January 31, 2003 and 13% at April 30, 2002. This improvement—together with the write-off of receivables against the allowance for doubtful accounts—resulted in lowering the allowance from $12.3 million at January 31, 2003, to $11.0 million at April 30, 2003. Substantially all of the $1.3 million reduction in the allowance for doubtful accounts was the result of the write-off of receivables against the allowance on the balance sheet, with approximately a $200,000 impact on revenue. Net accounts receivable decreased $13.6 million from October 31, 2002 primarily due to lower revenue volume compared to the fourth quarter of 2002, as well as collection of cash from customers during the first six months of fiscal 2003.

We generated $61.1 million in cash from operating activities during the first six months of fiscal 2003 compared to generating $84.5 million during the first six months of fiscal 2002. The decrease in cash generated from operations was primarily due to lower cash collections and an increase in cash payments for year end bonus and commission accruals during the first six months of fiscal 2003 compared to the same period inn fiscal 2002.

We used $26.3 million in cash from non-operating activities during the first six months of fiscal 2003 compared to using $29.3 million during the first six months of fiscal 2002. The decrease in cash from non-operating activities was primarily due to additional amounts invested in marketable securities during the first six months of fiscal 2003 and an increase in purchases of property and equipment, less a decrease in capitalized software development costs during the first six months of fiscal 2003 compared to the same period last year. During the first six months of fiscal 2003, we generated $6.2 million in cash from stock issuances compared to $12.2 million for the same period in fiscal 2002.

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

We can elect to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with investments. At April 30, 2003, investments totaling $117.6 million were designated as collateral for these leases. During fiscal 2002, we elected to increase the total amount of investments designated as financing collateral in order to reduce the interest rate used to calculate our lease expense. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At April 30, 2003, funds used as collateral in the amount of $81.7 million were available for withdrawal. At April 30, 2003, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

We believe that our cash and cash equivalents balance, our short- and long-term investments, our $50.0 million bank line of credit, and our funds generated from operations will be sufficient to meet cash needs for the short- and long-term. During fiscal 2002 and the first six months of fiscal 2003, a significant portion of our cash inflows were generated by our operations. However, the continued slowdown in the global economy, effects of political conditions and military actions, the maturity of the traditional ERP market, challenges of entering new markets, strong competitive forces, potential negative effects from organizational and management changes and the recently announced agreement related to the acquisition of J.D. Edwards by PeopleSoft may negatively impact our ability to generate positive cash flow from operations. There can be no assurance that we will not require additional funds to support working capital requirements or for other purposes, in which case we may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders.

Recent Accounting Pronouncements

The FASB has recently issued certain accounting pronouncements that may affect our business. For a complete discussion on these accounting pronouncements, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements in Item 1 of this Report.

Risk Factors

In addition to other information contained in this Quarterly Report on Form 10-Q, there are numerous factors that should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact in the future on the Company’s business, operating results, or financial conditions.

We operate in a rapidly changing industry that involves numerous risks, some of which are beyond our control. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business. Our recent announcement of the agreement between J.D. Edwards and PeopleSoft for PeopleSoft to acquire our common shares may intensify these risks. You should carefully consider the risk factors listed below before making an investment decision.

Our business and results of operations are likely to be affected by our announced merger with PeopleSoft, Inc. On June 1, 2003, we entered into an agreement to merge with Peoplesoft. The announcement of the merger could have an adverse effect on our revenue in the near-term if customers delay, defer, or cancel purchases pending consummation of the planned merger. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our software or services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the merger creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned merger, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price.

We may suffer additional consequences if the merger with PeopleSoft were not to be completed. If the planned merger with PeopleSoft were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	We would not realize the benefits we expect from becoming a part of a combined company with PeopleSoft, including the potentially enhanced financial and competitive position;
•	Activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;
•	The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;
•	We could be required to pay PeopleSoft a termination fee and provide reimbursement to PeopleSoft for certain costs incurred;
•	We would remain liable for our costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees;
•	We may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force; and
•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

In connection with the proposed merger, we and PeopleSoft expect to file a joint proxy statement/prospectus with the Securities and Exchange Commission. The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, PeopleSoft and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus when it becomes available.

Our future services revenue is directly affected by our license contract activity, renewed annual maintenance contracts by existing customers, competitive pressures on the hourly rates charged to customers for consulting and education services, and new arrangements with our third-party service partners as a result of competitive pressures. Variances or slowdowns in licensing activity may affect our consulting, education, and maintenance services revenue in future periods. Decreases in our billing rates, if not offset by increased utilization rates of our direct consultants or a higher volume of services engagements, may result in a decrease in services revenue. During the six months of fiscal 2003, we experienced a significant increase in competitive pressure on the rates charged to customers for consulting services. This pricing pressure led to a decline in the hourly rates charged to customers for consulting services. Continued or increased price erosion in the consulting market could have further adverse effects on our future services revenue. The market for informational technology consulting services is challenging and we are affected by these market conditions. There can be no assurance that the demand for consulting and education services or the rates that we can charge will improve or remain at current levels.

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

A substantial portion of our total revenue is derived from international sales and is therefore subject to the related risks, including general economic conditions in each country, overlap of different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and volatilities of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar. During the second quarter of fiscal 2003, 43% of our total revenue was generated from international operations, and the net assets of our foreign operations at April 30, 2003 represented 21% of consolidated net assets. Foreign exchange rates could adversely affect our total revenue and results of operations throughout fiscal 2003 if the U.S. dollar strengthens relative to certain foreign currencies.

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

We prepared sensitivity analyses of our exposures from foreign net asset and forward foreign exchange contracts as of April 30, 2003, and our exposure from anticipated foreign revenue during the remainder of fiscal 2003 to assess the effect of hypothetical changes in foreign currency rates. Our analysis assumed a 10% adverse change in foreign currency rates in relation to the U.S. dollar. At April 30, 2003, there was not a material change in the sources or the estimated effects of foreign currency rate exposures from our quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended October 31, 2002. However, there can be no assurance that a 10% adverse change in foreign exchange rates from the April 30, 2003 rates would not result in a material effect to our forecasted results of operations, cash flows, or financial condition for a future quarter and the fiscal year ending October 31, 2003.

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

We prepared sensitivity analyses of our interest rate exposures and our exposure from anticipated levels of investments and financing for fiscal 2003 to assess the effect of hypothetical changes in interest rates. At April 30, 2003, there was not a material change in the sources or the estimated effects of interest rate exposures from our quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended October 31, 2002. Additionally, based upon the results of these analyses, a 10% adverse change in interest rates from the April 30, 2003 rates would not have a material adverse effect on the fair value of investments or financings and would not materially affect our forecasted results of operations, cash flows, or financial condition for the fiscal year ending October 31, 2003.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on March 26, 2003. At the Annual Meeting, stockholders voted on the following four matters: (1) the uncontested election of Class III directors for a term of three years, expiring in 2006; (2) the approval of the 2003 J.D. Edwards & Company Equity Incentive Plan; (3) the approval of the J.D. Edwards & Company Performance Based Bonus Plan; and (4) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for fiscal year 2003. The stockholders approved all proposals, as follows:

(1) Election of Class II directors for a term expiring in 2006:

	Votes For	Votes Withheld
Michael J. Maples	98,897,729	3,782,775
Trygve E. Myhren	99,038,887	3,641,617

Our Board of Directors is formally comprised of nine members, divided into three classes, with members of each class holding office for staggered three-year terms. The Board currently consists of three Class I directors (Gerald Harrison, Delwin D. Hock, and Robert M. Dutkowsky) whose terms expire in 2004, three Class II directors (Richard E. Allen, Robert C. Newman, and Kathleen J. Cunningham) whose terms expire in 2005, and two Class III directors, Mr. Maples and Mr. Myhren, whose terms expire in 2006. There is currently one vacancy in Class III of the Board of Directors.

(2)	Approval of the 2003 J.D. Edwards & Company Equity Incentive Plan:

Votes For	Votes Against	Abstentions	Not Voted
49,217,020	41,740,884	165,186	11,563,014

(3)	Approval of the J.D. Edwards & Company Performance Based Bonus Plan:

Votes For	Votes Against	Abstentions	Not Voted
99,100,782	3,402,570	171,952	10,800

(4)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal year 2003:

Votes For	Votes Against	Abstentions	Not Voted
101,044,425	1,536,822	99,457	5,400

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	2003 J.D. Edwards & Company Equity Incentive Plan

10.2	J.D. Edwards & Company Performance Based Bonus Plan

10.3	Employment Agreement, effective as of February 1, 2003, between J.D. Edwards & Company and Pamela L. Saxton

10.4	Employment Agreement, effective as of April 1, 2003, between J.D. Edwards & Company and Richard Mathews.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended April 30, 2003.

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

Dated: June 3, 2003

By:	/s/ PAMELA L. SAXTON
Name: Pamela L. Saxton
Title: Vice President of Finance, Controller and Chief Accounting Officer (principal accounting officer)

Dated: June 3, 2003

CERTIFICATIONS

I, Robert M. Dutkowsky, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of J.D. Edwards & Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: June 3, 2003

/s/ ROBERT M. DUTKOWSKY
Chairman, President, and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Richard E. Allen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of J.D. Edwards & Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 3, 2003

/s/ RICHARD E. ALLEN
Chief Financial Officer, Executive Vice President, Finance and Administration and Director (principal financial officer)